Form 10-K
period 2015-12-31
Forest City Realty Trust, Inc.
filed 2016-02-23
CIK 1647509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______
Commission file number 1-37671

FOREST CITY REALTY TRUST, INC.
(Exact name of registrant as specified in its charter)
Maryland		47-4113168
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

Terminal Tower Suite 1100	50 Public Square Cleveland, Ohio	44113
(Address of principal executive offices)		(Zip Code)

Registrant’s telephone number, including area code		216-621-6060
Securities registered pursuant to Section 12(b) of the Act:
Title of each class		Name of each exchange on which registered
Class A Common Stock ($.01 par value)		New York Stock Exchange
Class B Common Stock ($.01 par value)		New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
YES  ☒     NO  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
YES  ☐    NO   ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES  ☒    NO   ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
YES  ☒    NO   ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act: (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES  ☐    NO  ☒
The aggregate market value of the outstanding common equity held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter was $4,954,752,906.
The number of shares of registrant’s common stock outstanding on February 18, 2016 was 240,897,851 and 18,805,285 for Class A and Class B common stock, respectively.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on May 25, 2016 are incorporated by reference into Part III to the extent described herein.

Forest City Realty Trust, Inc. and Subsidiaries
Annual Report on Form 10-K
For The Year Ended December 31, 2015

PART I

Item 1. Business
General
Forest City Realty Trust, Inc. (with its subsidiaries, the “Company”) principally engages in the ownership, development, management and acquisition of commercial and residential real estate and land throughout the United States. The Company had approximately $10.0 billion of consolidated assets in 24 states and the District of Columbia at December 31, 2015. The Company’s core markets include Boston, Chicago, Dallas, Denver, Los Angeles, Philadelphia, and the greater metropolitan areas of New York City, San Francisco and Washington D.C. The Company has regional offices in Boston, Dallas, Denver, Los Angeles, New York City, San Francisco, Washington, D.C., and the Company’s corporate headquarters in Cleveland, Ohio.
REIT Conversion
On January 13, 2015, the board of directors of Forest City Enterprises, Inc., the Company’s predecessor, approved a plan to pursue conversion to REIT status. On May 29, 2015, Forest City Enterprises, Inc. formed the Company as a Maryland corporation and wholly-owned subsidiary of Forest City Enterprises, Inc. On October 20, 2015, the shareholders of Forest City Enterprises, Inc. approved and adopted the merger agreement that implemented the restructuring of Forest City Enterprises, Inc. into a holding company so as to facilitate its conversion to a REIT.
Pursuant to the merger agreement, effective as of 11:59 pm, Eastern Time, on December 31, 2015 (the “Effective Time”), (i) a wholly-owned subsidiary of the Company merged with and into Forest City Enterprises, Inc., with Forest City Enterprises, Inc. as the surviving corporation, (ii) each outstanding share of Forest City Enterprises, Inc. Class A common stock, par value $.33 1/3 per share, and Class B common stock, par value $.33 1/3 per share, automatically converted into one share of Forest City Realty Trust, Inc. Class A common stock, $.01 par value per share, and Class B common stock, $.01 par value per share, respectively, (iii) Forest City Enterprises, Inc. became a wholly-owned subsidiary of the Company and (iv) the Company became the publicly-traded New York Stock Exchange-listed parent company that succeeded to and continued to operate substantially all of the existing businesses of Forest City Enterprises, Inc. and its subsidiaries. In addition, each share of Class A common stock of Forest City Enterprises, Inc. held in treasury at December 31, 2015 ceased to be outstanding at the Effective Time of the Merger, and a corresponding adjustment was recorded to Class A common stock and additional paid-in capital. Immediately following the merger, Forest City Enterprises, Inc. converted into a Delaware limited partnership named “Forest City Enterprises, L.P.” (the “Operating Partnership”).
In this annual report on Form 10-K, unless otherwise specifically stated or the context otherwise, all references to “the Company,” “Forest City,” “we,” “our,” “us” and similar terms refer to Forest City Enterprises, Inc. and its consolidated subsidiaries prior to the Effective Time and Forest City Realty Trust, Inc. and its consolidated subsidiaries, including the Operating Partnership, as of the Effective Time and thereafter.
Company Operations
As of January 1, 2016, the Company believes it is organized in a manner that enables it to qualify, and intends to operate in a manner that will allow it to continue to qualify, as a real estate investment trust (“REIT”) for federal income tax purposes. As such, the Company intends to elect REIT status for its taxable year ending December 31, 2016, upon filing the 2016 Form 1120-REIT with the Internal Revenue Service on or before September 15, 2017.
The Company holds substantially all of its assets, and conducts substantially all of its business, through the Operating Partnership. The Company is the sole general partner of the Operating Partnership and, as of December 31, 2015, following the conversion of Forest City Enterprises, Inc. into the Operating Partnership, the Company directly or indirectly owns all of the limited partnership interests in the Operating Partnership.
The Company holds and operates certain of its assets through one or more taxable REIT subsidiaries (“TRSs”). A TRS is a subsidiary of a REIT that is subject to applicable corporate income tax. The Company’s use of TRSs enables it to continue to engage in certain businesses while complying with REIT qualification requirements and also allows the Company to retain income generated by these businesses for reinvestment without the requirement of distributing those earnings. The non-REIT qualified businesses that the Company holds through TRSs primarily include its investments in the Land Development Group, Barclays Center arena and the Brooklyn Nets (the “Nets”), a member of the National Basketball Association (“NBA”) (subsequently sold in January 2016), B2 BKLYN, an apartment building under construction in Brooklyn, New York, military housing operations (subsequently sold in February 2016), and Pacific Park Brooklyn project. In the future, the Company may elect to reorganize and transfer certain assets or operations from its TRSs to other subsidiaries, including qualified REIT subsidiaries.
The Company changed its year-end to December 31 from January 31, effective December 31, 2013 (the “Year-end change”). As a result, the Company presents the 11 month period ended December 31, 2013 as its transition period (the “2013 Transition period”). Due to the Year-end change, many of the differences in comparisons of the Company’s results are impacted by the one-month difference between the 2013 Transition period and the full years presented. The Company believes the Year-end change was useful to its financial statement users to allow for increased comparability of its performance to its peers and to allow for the flexibility to convert to a REIT.

The Company operates through five reportable operating segments. The Commercial Group, Residential Group and Land Development Group (collectively, the “Real Estate Groups”) represent four reportable operating segments:

•
Commercial Group owns, develops, acquires and operates regional malls, specialty/urban retail centers, office and life science buildings and mixed-use projects. Additionally, it operated Barclays Center, a sports and entertainment arena located in Brooklyn, New York, which is reported as a separate operating segment (“Arena”). The Arena, which was disposed of during January 2016, is classified as held for sale and reported in discontinued operations for all periods presented.

•
Residential Group owns, develops, acquires and operates residential rental properties, including upscale and middle-market apartments, adaptive re-use developments, for-sale condominium projects and subsidized senior housing. Additionally, it owns interests in entities that develop and manage military family housing, which was disposed of during February 2016.

•	Land Development Group acquires and sells both land and developed lots to residential, commercial and industrial customers at its Stapleton project in Denver, Colorado.
Corporate Activities is the other reportable operating segment, which includes the Company’s equity method investment in the Nets, which was disposed of during January 2016. The Nets is reported in discontinued operations for all periods presented.
Financial information about reportable operating segments required by this item is included in Item 8 – Financial Statements and Supplementary Data and Note Z – Segment Information.
Commercial Group
The Company has developed and/or acquired retail projects for more than 60 years and office and mixed-use projects for more than 40 years. The Commercial Group’s portfolio is in both urban and suburban locations in 14 states and the District of Columbia. The Commercial Group targets markets where it uses its expertise to develop complex projects, often employing public and/or private partnerships.
A summary of commercial properties at 100% is as follows:

December 31, 2015	Number of Properties	Gross Leasable Area (in square feet)
Operating Properties:
Regional Malls	14	7,957,000
Specialty Retail Centers	24	4,269,000
Office Buildings	37	10,370,000
Under Construction:
Office Buildings	3	645,000
Total	78	23,241,000
In its office development activities, the Company is primarily a build-to-suit developer that works with tenants to meet their requirements. The Company’s office development has focused primarily on mixed-use projects in urban developments, often built in conjunction with hotels and/or retail centers or as part of a major office or life science campus. As a result of this focus on urban developments, the Company continues to concentrate future office and mixed-use developments largely in its core markets.
The Company opened its first community retail center in 1948 and its first enclosed regional mall in 1962. Since then, it has developed regional malls and specialty retail centers. The specialty retail centers include urban retail, entertainment-based, neighborhood and power centers (collectively, “specialty retail centers”).
Regional malls are developed in collaboration with anchor stores that typically own their facilities as an integral part of the mall structure but do not typically generate significant rental revenue to the Company. In contrast, anchor stores at specialty retail centers generally are tenants under long-term leases that typically provide significant rental revenue to the Company.
The Company has also pioneered the concept of bringing specialty retailing to urban locations previously ignored by major retailers. With high population densities and disposable income levels at or near those of the suburbs, urban development is advantageous for the Company, for the tenants who realize high sales per square foot and for the cities that benefit from the new jobs and incremental tax revenues.

The following tables provide lease expiration and significant tenant information relating to the Company’s retail and office properties:
Retail Lease Expirations as of December 31, 2015

Expiration Year	Number of Expiring Leases	Square Feet of Expiring Leases (1)	Percentage of Total Leased GLA	Contractual Rent Expiring (2)	Percentage of Total Contractual Rent	Average Contractual Rent per Square Foot Expiring (1)
2016	271	870,521	8.80%	$26,076,027	10.26%	$50.68
2017	269	963,098	9.74	29,965,928	11.79	57.14
2018	181	877,680	8.87	20,088,960	7.90	39.05
2019	189	1,232,009	12.46	26,909,749	10.59	37.16
2020	147	1,031,685	10.43	22,885,923	9.00	39.84
2021	108	896,166	9.06	23,697,129	9.32	46.08
2022	119	915,113	9.25	29,656,997	11.67	50.79
2023	76	651,970	6.59	19,640,841	7.73	44.73
2024	92	532,573	5.38	13,257,289	5.22	48.52
2025	115	638,519	6.46	16,976,123	6.68	49.32
Thereafter	54	1,280,741	12.96	25,023,369	9.84	31.33
Total	1,621	9,890,075	100.00%	$254,178,335	100.00%	$43.95
Office Lease Expirations as of December 31, 2015

Expiration Year	Number of Expiring Leases	Square Feet of Expiring Leases (1)	Percentage of Total Leased GLA	Contractual Rent Expiring (2)	Percentage of Total Contractual Rent	Average Contractual Rent per Square Foot Expiring (1)
2016	91	1,016,069	10.39%	$27,832,085	6.90%	$27.94
2017	58	438,169	4.48	14,998,480	3.72	36.21
2018	54	1,160,753	11.87	47,531,608	11.78	47.49
2019	44	976,743	9.99	41,747,476	10.34	45.39
2020	29	1,195,598	12.22	48,449,321	12.00	43.58
2021	23	744,780	7.61	28,285,379	7.01	44.20
2022	19	523,144	5.35	26,619,168	6.60	56.41
2023	12	598,139	6.12	35,767,930	8.86	60.37
2024	22	1,279,240	13.08	58,533,339	14.50	48.06
2025	11	441,590	4.51	13,652,783	3.38	35.98
Thereafter	22	1,406,631	14.38	60,187,387	14.91	46.00
Total	385	9,780,856	100.00%	$403,604,956	100.00%	$44.62

(1)
Square feet of expiring leases and average contractual rent per square foot are operating statistics representing 100% of the square footage and contractual rental income per square foot from expiring leases.

(2)
Contractual rent expiring is an operating statistic and is not comparable to rental revenue, a GAAP financial measure. The primary differences arise because contractual rent is calculated at the Company’s ownership share and excludes adjustments for the impacts of straight-line rent, amortization of intangible assets related to in-place leases, above and below market leases and overage rental payments (which are not reasonably estimable). Contractual rent per square foot includes base rent, fixed additional charges for marketing/promotional charges, common area maintenance and real estate taxes.

Significant Retail Tenants as of December 31, 2015

(Based on contractual rent of 1% or greater at the Company’s ownership share)
Tenant	Primary DBA	Number of Leases	Leased Square Feet	Percentage of Total Retail Square Feet
Dick’s Sporting Goods, Inc.	Dick’s Sporting Goods	7	421,749	4.26%
Regal Entertainment Group	Regal Cinemas, Edwards Theatres, United Artists Theatres	5	381,461	3.86
Bass Pro Shops, Inc.	Bass Pro Outdoor World	2	364,500	3.69
Target Corporation	Target	2	362,498	3.67
The Gap, Inc.	Banana Republic, Gap, Old Navy, Athleta	25	309,732	3.13
AMC Entertainment, Inc.	AMC Theaters	3	260,886	2.64
The TJX Companies, Inc.	Marshalls, T.J. Maxx	7	230,552	2.33
H&M Hennes & Mauritz AB	H&M	11	219,638	2.22
L Brands, Inc.	Bath and Body Works, Victoria’s Secret, Pink	32	202,329	2.05
Ahold USA	Pathmark, Stop & Shop	3	187,025	1.89
Abercrombie & Fitch Co.	Abercrombie & Fitch, Hollister	19	135,066	1.37
Ascena Retail Group, Inc.	Ann Taylor, Loft, Lane Bryant, Justice	23	113,426	1.15
Costco Wholesale Corporation	Costco	1	110,074	1.11
Foot Locker, Inc.	FootLocker, Lady FootLocker, Kids FootLocker, FootAction USA, Champs Sports	26	109,192	1.10
Express, Inc.	Express	12	107,780	1.09
Best Buy Co., Inc.	Best Buy	4	104,220	1.05
Fitness International	LA Fitness, Fitness International	2	85,062	0.86
American Eagle Outfitters, Inc.	American Eagle Outfitters, Aerie	12	69,895	0.71
Signet Jewelers	Kay Jewelers, Zales Jewelers, Piercing Pagoda, Jared The Galleria of Jewelry	30	42,255	0.43
Subtotal		226	3,817,340	38.61
Others		1,395	6,072,735	61.39
Total		1,621	9,890,075	100.00%
Significant Office Tenants as of December 31, 2015

(Based on contractual rent of 2% or greater at the Company’s ownership share)
Tenant	Leased Square Feet	Percentage of Total Office Square Feet
City of New York	1,094,786	11.19%
Millennium Pharmaceuticals, Inc.	567,641	5.80
Anthem, Inc.	392,514	4.01
U.S. Government	388,076	3.97
JP Morgan Chase & Co.	361,422	3.70
Bank of New York Mellon Corp.	317,572	3.25
National Grid	259,561	2.65
Clearbridge Investments, LLC	201,028	2.06
Covington & Burling, LLP	160,565	1.64
Agios Pharmaceuticals, Inc.	146,034	1.49
Partners HealthCare	136,150	1.39
ARIAD Pharmaceuticals, Inc.	126,509	1.29
Seyfarth Shaw, LLP	96,909	0.99
Subtotal	4,248,767	43.43
Others	5,532,089	56.57
Total	9,780,856	100.00%

See the “Commercial Group” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 for additional operating statistics.

Arena and the Nets
The Company’s 55% ownership interest in Barclays Center and its 20% minority interest in the Nets is through Nets Sports and Entertainment LLC (“NS&E”). NS&E consolidates the Barclays Center and accounts for its investment in the Nets on the equity method. The Nets are not a core investment for the Company and are reported in the Corporate Activities segment.
The Barclays Center is a 670,000 square foot world-class arena and home to the Nets and the New York Islanders professional hockey team. On January 29, 2016, the Company sold its entire equity interests in the Barclays Center and the Nets, (collectively, the “Disposal Group”). As such, the Disposal Group is classified as held for sale and reported in discontinued operations for all periods presented.
Proceeds from the sale were received in a combination of cash and notes receivable. The sales price for NS&E’s equity interest in Barclays Center was $162,600,000, generating cash proceeds of $70,000,000 ($54,000,000, net of estimated transaction costs) and a note receivable of $92,600,000, which bears interest at 4.50% per annum payable semi-annually and matures in 2019. In addition, the buyer assumed the debt that amounted to $457,745,000 on our Consolidated Balance Sheet at December 31, 2015. The sales price for NS&E’s equity interest in the Nets was $125,100,000 payable entirely in the form of a note receivable, which bears interest at 4.50% per annum payable at maturity and matures in 2021.
Residential Group
The Residential Group owns, develops, acquires, leases and manages residential rental properties in 21 states and the District of Columbia. The Company has been engaged in apartment community development for over 60 years. Its residential portfolio includes middle-market apartments, upscale urban properties, adaptive re-use developments, for-sale condominium projects and subsidized senior housing. The Residential Group owns interests in entities that develop and manage military family housing, which was disposed of during February 2016.
A summary of residential properties at 100% is as follows:

December 31, 2015	Number of Properties	Number of Units
Apartment Communities	74	24,639
Subsidized Senior Housing	40	6,813
Under Construction	13	3,863
	127	35,315
Military Housing	11	14,819
Total	138	50,134
Land Development Group
The Land Development Group relates to the Stapleton project in Denver, Colorado. The Stapleton project is one of the nation’s largest urban redevelopments with substantial future entitlements, including apartments, retail and office space as well as single family neighborhoods, where the Company sells residential lots to homebuilders. The Company controls the future development opportunity at Stapleton through an option agreement. As of December 31, 2015, the Company owns 403 acres of undeveloped land (including 159 saleable acres) and a purchase option for 566 acres at Stapleton over the next 3 years.
Through December 31, 2015, the Company has purchased 2,369 acres at Stapleton. In addition to the developable land available through purchase options, there are 1,116 acres reserved for regional parks and open space, of which 999 acres are currently under construction or have been completed. At December 31, 2015, Stapleton also has over 2.4 million square feet of retail space, over 400,000 square feet of office space, over 2.5 million square feet of other commercial space and 1,473 apartment units completed, with another 534 apartment units under construction.
In addition to sales activities of the Land Development Group, the Company also sells land acquired by its Commercial and Residential Groups adjacent to their respective projects. Those sales and related costs are included in the revenues and expenses of such groups.

Competition
The real estate industry is highly competitive in many markets in which the Company operates. There are numerous other developers, managers and owners of commercial and residential real estate and undeveloped land competing with the Company nationally, regionally and/or locally, some of whom may have greater financial resources and market share than the Company. They compete with the Company for management and leasing opportunities, land for development, properties for acquisition and disposition, and for anchor stores and tenants for properties. The Company may not be able to successfully compete in these areas. In addition, competition could over-saturate markets and as a result, the Company may not have sufficient cash to meet the nonrecourse debt service requirements on certain of its properties. Although the Company may attempt to negotiate a restructuring or extension of the nonrecourse mortgage, it may not be successful, which could cause a property to be transferred to the mortgagee.
The Company’s multi-family rental residential real estate not only competes against other rental buildings in the area, but other housing options, such as condominiums and single home ownership. If trends shift more to home ownership instead of rental, the Company’s results of operations, cash flows and realizable value of assets upon disposition could be materially and adversely affected.
Tenants at the Company’s retail properties face continual competition in attracting customers from retailers at other shopping centers, catalogue companies, online merchants, warehouse stores, large discounters, outlet malls, wholesale clubs, direct mail and telemarketers. The Company’s competitors and those of its tenants could have a material adverse effect on the Company’s ability to lease space in its properties and on the rents it can charge or the concessions it may have to grant. These factors could materially and adversely affect the Company’s results of operations, cash flows, and realizable value of its assets upon sale.
Number of Employees
The Company had 2,695 full-time and 214 part-time employees as of December 31, 2015.
Available Information
Forest City Realty Trust, Inc. is a Maryland corporation and its executive offices are located at 50 Public Square, Suite 1100, Cleveland, Ohio 44113. The Company makes available, free of charge, on its website at www.forestcity.net, its annual, quarterly and current reports, including amendments to such reports, as soon as reasonably practicable after the Company electronically files such material with, or furnishes such material to, the Securities and Exchange Commission (“SEC”). The Company’s SEC filings can also be obtained from the SEC website at www.sec.gov.
The Company’s corporate governance documents, including the Company’s Corporate Governance Guidelines, Code of Legal and Ethical Conduct and committee charters, are also available on the Company’s website at www.forestcity.net or in print to any stockholder upon written request addressed to Corporate Secretary, Forest City Realty Trust, Inc., 50 Public Square, Suite 1360, Cleveland, Ohio 44113.
The Company periodically posts updated investor presentations on the Investors page of its website at www.forestcity.net. The periodic updates may include information deemed to be material. Therefore, the Company encourages investors, the media and other interested parties to review the Investors page of its website at www.forestcity.net for the most recent investor presentation.
The information found on the Company’s website or the SEC website is not part of this Form 10-K.

Item 1A. Risk Factors
Included below are the primary risks and uncertainties that if realized could have a material adverse effect on our business, financial condition, results of operations, cash flows or our access to liquidity.
RISKS RELATED TO OUR STATUS AS A REIT
If We Fail to Qualify as a REIT, We Would Be Subject to U.S. Federal Income Tax as a Regular C Corporation and Would Not be Able to Deduct Distributions to Shareholders When Computing Our Taxable Income
We plan to elect to be taxed as a REIT commencing with the taxable year ending December 31, 2016, upon filing the 2016 Form 1120-REIT with the Internal Revenue Service on or before September 15, 2017. Accordingly, we have been operating, and plan to continue operating, in a manner consistent with REIT qualification rules; however, we cannot assure you that we will qualify as a REIT for the taxable year ending December 31, 2016 or that we will remain so qualified. Determining whether we qualify as a REIT involves the application of highly technical and complex provisions of the Internal Revenue Code of 1986, as amended (the “Code”), to our operations for which there are only limited judicial and administrative interpretations. The complexity of these provisions and of the applicable regulations that have been promulgated under the Code is greater in the case of an entity holding assets through an operating partnership, as we do. In addition, determining whether we qualify as a REIT will involve numerous factual determinations concerning matters and circumstances not entirely within our control.
If we fail to qualify as a REIT, or qualify but subsequently cease to so qualify, we will face serious tax consequences that would substantially reduce the funds available for distribution to our shareholders for each of the years involved because:

•	we will not be allowed to deduct our distributions to shareholders in computing our taxable income;

•	we will be subject to U.S. federal and state income tax, including any applicable alternative minimum tax, on our taxable income at regular corporate rates; and

•	unless we are entitled to relief under the Code, we would be disqualified from qualifying as a REIT for the four taxable years following the year during which we were disqualified.
Any such corporate tax liability may require us to borrow funds or liquidate some investments to pay any such additional tax liability, which in turn could have an adverse impact on the value of our common stock.
Although we intend to operate so as to qualify as a REIT, future economic, market, legal, tax or other considerations might cause us to revoke or lose our anticipated REIT status, which could have a material adverse effect on our business, future prospects, financial condition or results of operations and could adversely affect our ability to successfully implement our business strategy or pay a dividend.
Even if We Qualify as a REIT, Certain of Our Business Activities Will Be Subject To Corporate Level Income Tax and Foreign Taxes, Which Will Continue to Reduce Our Cash Flows, and Will Have Potential Deferred and Contingent Tax Liabilities
Even if we qualify as a REIT commencing with the taxable year ending December 31, 2016:

•
We may be subject to certain U.S. federal, state and local taxes and foreign taxes on our income and assets, including alternative minimum taxes, taxes on any undistributed income, and state, local or foreign income, franchise, property and transfer taxes. We could in certain circumstances be required to pay an excise or penalty tax, which could be significant in amount, in order to utilize one or more relief provisions under the Code to maintain our ability to qualify as a REIT. We plan to hold certain of our assets and operations and to receive certain items of income through one or more TRSs. These assets and operations primarily include our investments in the Land Development Group, Barclays Center arena and the Nets (subsequently sold in January 2016), B2 BKLYN, an apartment building under construction in Brooklyn, New York, military housing operations (subsequently sold in February 2016), and Pacific Park Brooklyn project. Those TRS assets and operations would continue to be subject, as applicable, to U.S. federal and state corporate income taxes. In addition, we may incur a 100% excise tax on transactions with a TRS if they are not conducted on an arm’s-length basis. Any of these taxes would decrease our earnings and our cash available for distributions to shareholders.

•
We will be subject to U.S. federal income tax at the highest regular corporate rate (currently 35%) on all or a portion of the gain recognized from a sale of assets occurring within a specified period (generally, five years) after the effective date of our REIT election, to the extent of the built-in gain based on the fair market value of those assets held by us on the effective date of our REIT election in excess of our then tax basis in those assets. The same rules would apply to any assets we acquire from a C corporation in a carryover basis transaction with built-in gain at the time of the acquisition by us. This gain can be offset by any remaining federal net operating loss carryforwards. Furthermore, if we choose to dispose of any assets within the specified period, we will attempt to utilize various tax planning strategies, including Section 1031 of the Code like-kind exchanges, to mitigate the exposure to the built-in-gains tax. Gain from a sale of an asset occurring after the specified period ends will not be subject to this corporate level tax.

•
If we were to make a technical or inadvertent mistake regarding whether certain items of our income satisfy either or both of the Code’s REIT gross income tests and as a result were to fail either or both such tests (and did not lose our status as a REIT because such failure was due to reasonable cause and not willful neglect), we would be subject to corporate level tax on the income that does not meet the Code’s REIT gross income test requirements. Any such taxes we pay will reduce our cash available for distribution to our shareholders.

•
The IRS and any state or local tax authority may successfully assert liabilities against us for corporate income taxes for taxable years of the Company prior to January 1, 2016, in which case we will owe these taxes plus applicable interest and penalties, if any.

Failure to Make Sufficient Distributions Would Jeopardize Our Qualification as a REIT and/or Would Subject Us to U.S. Federal Income and Excise Taxes
A company must distribute to its shareholders with respect to each taxable year at least 90% of its taxable income (computed without regard to the dividends paid deduction and net capital gain and net of any available net operating losses (“NOLs”)) in order to qualify as a REIT, and 100% of its taxable income (computed without regard to the dividends paid deduction and net capital gain and net of any available NOLs) in order to avoid U.S. federal income and excise taxes. For these purposes, the non-TRS subsidiaries of a company that qualifies as a REIT will be treated as part of such company and therefore such company will also be required to distribute out the taxable income of such subsidiaries. To the extent that we satisfy the 90% distribution requirement, but distribute less than 100% of our REIT taxable income, we will be subject to U.S. federal income tax on our undistributed taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our shareholders for a calendar year is less than a minimum amount specified under the Code.
Generally, we expect to distribute all or substantially all of our REIT taxable income. However, we may decide to utilize our existing NOLs, if any, to reduce all or a portion of our taxable income in lieu of making corresponding distributions to our shareholders. If our cash available for distribution falls short of our estimates, we may be unable to maintain the proposed quarterly distributions that approximate our taxable income and, as a result, may be subject to U.S. federal income tax on the shortfall in distributions or may fail to qualify as a REIT. Our cash flows from operations may be insufficient to fund required distributions as a result of differences in timing between the actual receipt of income and the recognition of income for U.S. federal income tax purposes, or the effect of nondeductible expenditures, such as capital expenditures, payments of compensation for which Section 162(m) of the Code denies a deduction, the creation of reserves or required debt service or amortization payments.
We May Be Required to Borrow Funds, Sell Assets, or Raise Equity During Unfavorable Market Conditions to Qualify as a REIT or to Fund Capital Expenditures, Future Growth and Expansion Initiatives
In order to meet the REIT distribution requirements and maintain our qualification and taxation as a REIT, or to fund capital expenditures, future growth and expansion initiatives, we may need to borrow funds, sell assets or raise equity, even if the then-prevailing market conditions are not favorable for these borrowings, sales or offerings. Any insufficiency of our cash flows to cover our REIT distribution requirements could adversely impact our ability to raise debt, to sell assets, or to offer equity securities in order to fund distributions required to maintain our expected qualification as a REIT and to avoid U.S. federal income and excise taxes. Furthermore, the REIT distribution requirements may increase the financing we need to fund capital expenditures, future growth and expansion initiatives. This would increase our total leverage.
Whether we issue equity, at what price and the amount and other terms of any such issuances will depend on many factors, including alternative sources of capital, our then-existing leverage, our need for additional capital, market conditions and other factors beyond our control. If we raise additional funds through the issuance of equity securities or debt convertible into equity securities, the percentage of stock ownership by our existing shareholders may be reduced. In addition, new equity securities or convertible debt securities could have rights, preferences and privileges senior to those of our current shareholders, which could substantially decrease the value of our securities owned by them. Depending on the share price we are able to obtain, we may have to sell a significant number of shares in order to raise the capital we deem necessary to execute our long-term strategy, and our shareholders may experience dilution in the value of their shares as a result.
In addition, if we fail to comply with certain asset tests at the end of any calendar quarter, we would have to correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to continue to qualify as a REIT (if we so qualify). As a result, we may be required to liquidate otherwise attractive investments. These actions may reduce our income and amounts available for distribution to our shareholders.

Because, as a REIT, We Expect to Distribute Substantially All of Our Taxable Income From Our Real Estate Operations to Our Shareholders or Lenders, We Will Continue to Need Additional Capital to Make New Investments. If Additional Funds Are Not Available on Favorable Terms, or At All, Our Ability to Make New Investments Will Be Impaired. Issuance of Additional Equity Securities May Result in Dilution
If, following our planned qualification as a REIT commencing with the taxable year ending December 31, 2016, we distribute substantially all of our taxable income to our shareholders and we desire to make new investments through our Operating Partnership, our business will require a substantial amount of capital. We may acquire additional capital from the issuance of securities senior to our common stock, including additional borrowings or other indebtedness or the issuance of additional securities, including limited partnership interests. We may also acquire additional capital through the issuance of additional equity. However, we may not be able to raise additional capital in the future on favorable terms or at all. Unfavorable economic conditions could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. This may materially affect our business and ability to grow and may impact the market’s perception of us and the price of our common stock.
Additional issuances of equity securities may result in dilution to our shareholders. Although we expect to deploy additional capital in accretive transactions, such additional dilution may reduce your percentage of ownership of the Company and voting percentage.
Our Cash Distributions Are Not Guaranteed and May Fluctuate
To maintain our qualification as a REIT, we must annually distribute to our shareholders an amount equal to at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gains. We are also required to distribute to our shareholders all of our pre-REIT accumulated earnings and profits, as measured for U.S. federal income tax purposes, prior to the end of our first taxable year as a real estate investment trust, which we expect will be the taxable year ending December 31, 2016.
The amount, timing and frequency of future distributions, however, will be at the sole discretion of our Board of Directors and will be declared based upon various factors, many of which are beyond our control, including, our financial condition and operating cash flows, the amount required to maintain REIT status and reduce any income and excise taxes that we otherwise would be required to pay, limitations on distributions in our existing and future debt instruments, our ability to utilize net operating losses to offset, in whole or in part, our distribution requirements, limitations on our ability to fund distributions using cash generated through our TRSs and other factors that our Board of Directors may deem relevant. We may also have available NOLs that could reduce or substantially eliminate our REIT taxable income, and thus we may not be required to distribute material amounts of cash to qualify as a REIT. We expect that, for the foreseeable future, we will continue to utilize available NOLs to reduce our REIT taxable income. At December 31, 2015, we had a federal NOL carryforward of $282,758,000 available to use on our REIT tax return expiring in the years ending December 31, 2029 through 2035.
Complying with REIT Qualification Requirements May Limit Our Flexibility or Cause Us to Forego Otherwise Attractive Opportunities Beyond Rental Real Estate Operations
To qualify as a REIT for federal income tax purposes, we must continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts we distribute to our shareholders and the ownership of our stock. We may be required to make distributions to shareholders at times when it would be more advantageous to reinvest cash in our business or when we do not have funds readily available for distribution. Thus, compliance with the requirements to qualify as a REIT may hinder our ability to operate solely on the basis of maximizing profits.
In particular, in order to qualify as a REIT, we must ensure that at the end of each calendar quarter, at least 75% of the value of our assets consist of cash, cash items, government securities and qualified real estate assets. The remainder of our investment in securities (other than government securities, securities of any TRS or disregarded entity subsidiary of ours and securities that are qualified real estate assets) generally may not include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities, securities of any TRS or disregarded entity subsidiary of ours and securities that are qualified real estate assets) may consist of the securities of any one issuer. If we fail to comply with these requirements at the end of any calendar quarter, we must remedy the failure within 30 days or qualify for certain limited statutory relief provisions to avoid losing our anticipated status as a REIT. As a result, we may have to liquidate otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to our shareholders.

Ownership and Transfer Limitations Contained in Our Charter May Restrict Shareholders From Acquiring or Transferring Shares
In order for us to qualify as a REIT, no more than 50% of the value of the outstanding shares of our stock may be owned, directly or indirectly or through application of certain attribution rules, by five or fewer “individuals” (as defined in the Code) at any time during the last half of a taxable year (other than the first taxable year for which we qualify as a REIT). To facilitate our anticipated qualification as a REIT, among other purposes, our charter generally prohibits any person from actually or constructively owning more than 9.8% of the value of our outstanding common stock and preferred stock or 9.8% (by value or by number of shares, whichever is more restrictive) of the outstanding shares of our common stock, unless our Board of Directors exempts the person from such ownership limitations. Absent such an exemption from our Board of Directors, the transfer of our stock to any person in excess of the applicable ownership limit, or any transfer of shares of such stock in violation of the other ownership and transfer restrictions contained in our charter, may be void under certain circumstances, and the intended transferee of such stock will acquire no rights in such shares. These provisions of our charter may have the effect of delaying, deferring or preventing someone from taking control of us, even though a change of control might involve a premium price for our shareholders or might otherwise be in their best interest.
Complying With the Requirements to Qualify As a REIT May Limit Our Ability to Hedge Effectively and Increase the Cost of Our Hedging, and May Cause Us to Incur Tax Liabilities
As a REIT, certain provisions of the Code will limit our ability to hedge liabilities. Generally, following our anticipated qualification as a REIT commencing with the taxable year ending December 31, 2016, income from hedging transactions that we may enter into to manage risk of interest rate changes with respect to borrowings made or to be made to acquire or carry real estate assets will not constitute “gross income” for purposes of the Code’s REIT gross income tests, provided certain requirements are satisfied. To the extent that we enter into other types of hedging transactions, the income from those transactions is likely to be treated as non-qualifying income for purposes of the Code’s REIT gross income tests. As a result of these rules, we may need to limit our use of advantageous hedging techniques or implement those hedges through a TRS. This could increase the cost of our hedging activities because our TRSs would be subject to tax on income or gains resulting from hedges entered into by them or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear. In addition, losses in any of our TRSs generally will not provide any tax benefit, except for being carried forward for use against future taxable income in the applicable TRS.
We Have Limited Experience Operating as a Company That Qualifies as a REIT, Which May Adversely Affect Our Financial Condition, Results of Operations, Cash Flow and Ability to Satisfy Debt Service Obligations and the Per Share Trading Price of Our Common Stock
We began operating in a manner consistent with REIT qualification rules on January 1, 2016. Our senior management team, including the new members of the senior management team who were appointed in connection with our internal reorganization to a new organizational structure, has limited experience operating a corporation that qualifies as a REIT. The experience of our senior management team may not be sufficient to operate the Company successfully and in a manner that allows us to qualify as a REIT. Our failure to qualify as a REIT, or to remain so qualified, could adversely affect our financial condition, results of operations, cash flow, per share trading price of our common stock and ability to satisfy debt service obligations.
Legislative or Other Actions Affecting Entities That Qualify As REITs, Including Adverse Change in Tax Laws, Could Have a Negative Effect on Us or Our Shareholders
At any time, the federal income tax laws governing entities that qualify as REITS or the administrative interpretations of those laws may be amended or changed. Federal, state and local tax laws are constantly under review by persons involved in the legislative process, the IRS, the U.S. Department of the Treasury, and state and local taxing authorities. The shortfall in tax revenues for states and municipalities in recent years may lead to an increase in the frequency and size of such changes. If such changes occur, we may be required to pay additional taxes on our assets or income following our qualification as a REIT. These increased tax costs could adversely affect our financial condition, results of operations and the amount of cash available for payment of dividends. Changes to the tax laws, regulations and administrative interpretations, which may have retroactive application, could adversely affect us or our shareholders.
We cannot predict whether, when, in what forms, or with what effective dates, the tax laws, regulations and administrative interpretations applicable to us or our shareholders may be changed. Accordingly, any such change may significantly affect our ability to qualify as a REIT, or the federal income tax consequences to you or us of the Company so qualifying.
Our Board of Directors Will Be Able to Unilaterally Revoke Our Anticipated Election to Be Taxed as a REIT Following Our Anticipated Qualification as a REIT, and This May Have Adverse Consequences for Our Shareholders
Our charter provides that our Board of Directors may revoke or otherwise terminate our REIT election without the approval of our shareholders, if the Board of Directors determines that it is no longer in our best interests to elect to be taxed as a REIT for U.S. federal income tax purposes. If we do not elect to, or revoke our election to, be so taxed, we will not be allowed to deduct dividends paid to shareholders in computing our taxable income, and will be subject to federal income tax at regular corporate rates and state and local taxes, which may adversely impact our total return to our shareholders.

We May Not Realize the Anticipated Benefits to Shareholders, Including the Achievement of Significant Tax Savings for Us and Regular Distributions to Our Shareholders
Even if we successfully qualify and remain qualified as a REIT, we cannot provide assurance that our shareholders will experience benefits attributable to our qualification and taxation as a REIT, including our ability to reduce our corporate level federal tax through distributions to shareholders and to make regular distributions to shareholders. The realization of the anticipated benefits to shareholders will depend on numerous factors, many of which are outside our control. In addition, future cash distributions to shareholders will depend on our cash flows, as well as the impact of alternative, more attractive investments as compared to dividends. Further, changes in legislation or the federal tax rules could adversely impact the benefits of being a REIT.
RISKS RELATED TO OUR BUSINESS OPERATIONS AND THE REAL ESTATE INDUSTRY
Lending and Capital Market Conditions May Negatively Impact Our Liquidity and Our Ability to Finance or Refinance Projects or Repay Our Debt
Current U.S. and global economic conditions continue to remain uncertain despite recent improvements. The capital markets have continued to improve from post-recession lows, with banks and permanent lenders indicating an increased interest in originating new loans for real estate projects, particularly as their existing portfolio loans get paid off. Originations of new loans for commercial mortgage backed securities have continued to improve as well. Although underwriting standards have eased, lenders continue favoring high quality operating assets in strong markets. Despite these market improvements, we may not be able to obtain financings on terms comparable to those we secured in the past. Economic conditions during the recession required us to curtail our investment in certain new development opportunities, which will negatively impact our growth. We have started to increase our development pipeline but will remain cautious in investing in new development opportunities. If economic conditions begin to trend downwards, we may be required to further curtail our development or expansion projects and potentially write down our investments in some projects.
Current economic conditions, although improved, are still volatile and could deteriorate, which may impact our ability to refinance our debt and obtain renewals or replacement of credit enhancement devices, such as letters of credit, on favorable terms or at all. While some of our current financings have extension options, some are contingent upon pre-determined underwriting qualifications. Projects may not meet the required conditions to qualify for such extensions. Our inability to extend, repay or refinance our debt when it becomes due, including upon a default or acceleration event, could result in foreclosure on the properties pledged as collateral, which could result in a loss of our investment. We may be unable to refinance or extend our maturing debt obligations and lenders in certain circumstances may require a higher rate of interest, repayment of a portion of the outstanding principal or additional equity contributions to the project.
A significant amount of our total outstanding long-term debt at December 31, 2015 becomes due in each of the next three fiscal years. If these amounts are unable to be refinanced, extended or repaid from other sources, such as sales of properties or new equity, our cash flow may not be sufficient to repay all maturing debt.
Total outstanding debt includes credit enhanced mortgage debt we have obtained for a number of our properties to back the bonds issued by a government authority and then remarketed to the public. Generally, the credit enhancement, such as a letter of credit, expires prior to the terms of the underlying mortgage debt and must be renewed or replaced to prevent acceleration of the underlying mortgage debt. We treat credit enhanced debt as maturing in the year the credit enhancement expires. However, if the credit enhancement is drawn upon due to the inability to remarket the bonds due to reasons including, but not limited to, market dislocation or a downgrade in the credit rating of the credit enhancer, not only would the bonds incur additional interest expense, but the debt maturity could accelerate to as early as 90 days after the acceleration occurs.
Additionally, in the event of a failure of a lender or counterparty to a financial contract, obligations under the financial contract might not be honored and many forms of assets may be at risk and may not be fully returned to us. Should a financial institution, particularly a construction lender, fail to fund its committed amounts when contractually obligated, our ability to meet our obligations and complete projects could be adversely impacted.
The Ownership, Development and Management of Commercial Real Estate is Challenging During the Slow Economic Recovery
The current economic environment continues to impact the real estate industry, specifically for retail and office properties. Some commercial tenants are experiencing financial pressure and are continuing to place demands on landlords to provide rent concessions. The financial hardships on some tenants are so severe they may leave the market entirely or declare bankruptcy, creating fluctuating vacancy rates in commercial properties. The tenants with good financial condition are often considering offers from competing projects and may wait for the best possible deal before committing.

The stress currently experienced by the real estate industry is particularly evident in our retail development projects. Projects that had good demographics and strong retailer interest to support a retail development when we began construction are experiencing leasing difficulty. When the financial markets began experiencing volatility in the second half of 2008 and the economy entered a recession, we experienced a corresponding volatility in retailer interest for our projects. Retailers continue to express interest in the projects, but are reluctant to commit to new stores in the current economic environment. As a result, we have delayed anticipated openings, reduced anticipated rents and incurred additional carrying costs, all resulting in an adverse impact on our business. If we are unable to or decide not to proceed with certain projects, we could incur write-offs, some of which could be substantial, which would have a material adverse effect on our results of operations.
Retail leasing at our Westchester’s Ridge Hill development project in Westchester County, New York, has continued to progress slowly. Portions of the retail center have been open since May 2011; however; future phases have not opened and the entire project is subject to a completion guaranty. The opening dates for additional tenants are dependent upon our leasing efforts, which in turn could increase our equity requirements into this project.
We Are Subject to Risks Associated with Investments in Real Estate
The value of, and our income from, our properties may decline due to circumstances that adversely affect real estate generally and those specific to our properties. General factors that may adversely affect our real estate portfolios, if they were to occur or continue, include:

•	Increases in interest rates;

•	The availability of financing, including refinancing or extensions of our nonrecourse mortgage debt maturities, on acceptable terms, or at all;

•	A decline in the economic conditions at the national, regional or local levels, particularly a decline in one or more of our core markets;

•	Decreases in rental rates;

•	An increase in competition for tenants and customers or a decrease in demand by tenants and customers;

•	The financial condition of tenants, including the extent of bankruptcies and defaults;

•	An increase in supply of or decrease in demand for our property types in our core markets;

•	Declines in consumer confidence and spending that adversely affect our revenue from our retail centers;

•	Declines in housing markets in Stapleton, Colorado that adversely affect our revenue from our land segment;

•
The adoption on the national, state or local level of more restrictive laws and governmental regulations, including more restrictive zoning, land use or environmental regulations and increased real estate taxes; and

•	Opposition from local community or political groups with respect to the development, construction or operations at a particular site.
In addition, there are factors that may adversely affect the value of specific operating properties or result in reduced income or unexpected expenses. As a result, we may not achieve our projected returns on the properties and we could lose some or all of our investments in those properties. Those operational factors include:

•	Adverse changes in the perceptions of prospective tenants or purchasers of the attractiveness of the property;

•	Our inability to provide adequate management and maintenance;

•	The investigation, removal or remediation of hazardous materials or toxic substances at a site;

•	Our inability to collect rent or other receivables;

•	Vacancies and other changes in rental rates;

•	An increase in operating costs that cannot be passed through to tenants;

•	Introduction of a competitor’s property in, or in close proximity to, one of our current markets;

•	Underinsured or uninsured natural disasters, such as earthquakes, floods or hurricanes; and

•	Our inability to obtain adequate insurance.

We Are Subject to Real Estate Development Risks
In addition to the risks described above, our development projects are subject to significant additional risks relating to our ability to complete our projects on time and on budget. Factors that may result in a development project exceeding budget, being delayed or being prevented from completion include:

•	An inability to secure sufficient financing on favorable terms, or at all, including an inability to refinance or extend construction loans;

•	Construction delays or cost overruns, either of which may increase project development costs;

•	An increase in commodity costs;

•	An inability to obtain zoning, occupancy and other required governmental permits and authorizations;

•	An inability to secure tenants or anchors necessary to support the project;

•	Failure to achieve or sustain anticipated occupancy or sales levels;

•	Threatened or pending litigation;

•	Failure by partners to fulfill obligations; and

•	Construction stoppages due to labor disputes.
Some of these development risks were magnified during the recession and continue to be heightened given current uncertain and potentially volatile market conditions. See also “Lending and Capital Market Conditions May Negatively Impact Our Liquidity and Our Ability to Finance or Refinance Projects or Repay Our Debt”. If market volatility causes economic conditions to remain unpredictable or to trend downwards, we may not achieve our projected returns on properties under development and we could lose some or all of our investments in those properties. In addition, the lead time required to develop, construct and lease-up a development property has substantially increased, which could adversely impact our projected returns or result in a termination of the development project.
In the past, we have elected not to proceed, or have been prevented from proceeding, with certain development projects, and we anticipate this may occur again. In addition, development projects may be delayed or terminated because a project partner or prospective anchor withdraws, a project partner fails to fulfill contractual obligations or a third party challenges our entitlements or public financing.
We periodically serve as either the construction manager or the general contractor for our development projects. The construction of real estate projects entails unique risks, including risks that the project will fail to conform to building plans, specifications and timetables. These failures could be caused by labor strikes, weather, government regulations and other conditions beyond our control. In addition, we may become liable for injuries and accidents occurring during the construction process that are underinsured.
In the construction of new projects, we generally guarantee the lien-free completion of the project to the construction loan lender. This guaranty is recourse to us and places the risk of construction delays and cost overruns on us. In addition, from time to time, we guarantee our construction obligations to major tenants and public agencies. These types of guarantees are released upon completion of the project, as defined. We may have significant expenditures in the future in order to comply with our lien-free completion obligations which could have an adverse impact on our cash flows.
Our Pacific Park Brooklyn project is currently facing these and other development risks.

•
On June 30, 2014, we entered into a joint venture with Greenland Atlantic Yards, LLC, a subsidiary of Shanghai-based Greenland Holding Group Company Limited (“Greenland”), to develop Pacific Park Brooklyn, a 22 acre mixed-use project in Brooklyn, New York. Under the joint venture, Greenland acquired 70% of the project and will co-develop the project with us, along with sharing in the entire project costs going forward in proportion to ownership interests. The joint venture will execute on the remaining development rights, including the infrastructure and vertical construction of the residential units, but excludes Barclays Center and the under construction B2 BKLYN apartment community. Consistent with the approved master plan, the joint venture will develop the remaining portion of Phase I and all of Phase II of the project, including the permanent rail yard. The remaining portion of Phase I that will be developed by the joint venture is comprised of seven buildings totaling approximately 3.1 million square feet. Phase II consists of seven buildings totaling approximately 3.3 million square feet.

Under the joint venture with Greenland, the Pacific Park Brooklyn project will be managed by a board composed of three representatives from Greenland and two representatives from the Company. While decisions would require a majority vote, many decisions labeled “Special Major Decisions” would require a vote by us for approval. There is the risk that many of the decisions made by the joint venture would not be in our best interests and further, that an inability to agree on certain of the Special Major Decisions would trigger buy-sell rights and obligations between us and Greenland. The exercise of the buy-sell rights could result in our having to fund the purchase of Greenland’s interest in the entire joint venture or in one or more individual parcels. It could also result in having our interests be purchased and the loss of ownership of the Pacific Park Brooklyn project or of one or more parcels thereof.

On June 27, 2014, the City of New York and State of New York entities revised certain project requirements with the goal of accelerating the construction of affordable housing. Among the requirements, affordable units are required to constitute 35% of all units for which construction has commenced until 1,050 affordable units have been started, after which the percentage drops to 25%. Failure to meet this requirement will prevent the joint venture from seeking new building permits, as well as give the State the right to seek injunctive relief. Also, temporary certificates of occupancy (“TCOs”) for a total of 2,250 affordable housing units are required to be issued by May 31, 2025 or a $2,000 per unit per month penalty will be imposed for those affordable units which have not received TCOs by such date, until issued.
Substantial additional costs for rail yard and infrastructure improvements, including a platform over the new permanent rail yard, will be required to proceed with Phase II of Pacific Park Brooklyn. More specifically, our agreement with the Metropolitan Transit Authority (“MTA”) requires collateral to be posted and for the construction of the permanent rail yard to be substantially complete by December 2017. Collateral of $86,000,000 was posted with the MTA, of which our portion was 30%, or approximately $26,000,000, which resulted in an increase to our equity method investment.
There is also the potential for increased costs and further delays to the project as a result of (i) increasing construction costs, (ii) scarcity of labor and supplies, (iii) the unavailability of additional needed financing, (iv) our or our partners’ inability or failure to meet required equity contributions, (v) increasing rates for financing, (vi) our inability to meet certain agreed upon deadlines for the development of the project, (vii) other potential litigation seeking to enjoin or prevent the project or litigation for which there may not be insurance coverage and (viii) our or our partners’ inability to fulfill contractual obligations. In addition, as applicable contractual and other deadlines and decision points approach, we could have less time and flexibility to plan and implement our responses to these or other risks to the extent that any of them may actually arise. The occurrence of one or more of these factors could result in the fair value of our equity method investment to be less than the carrying value which could result in a future impairment.
We Are Exposed to Additional Development Risk in Connection with Using a New Construction Methodology on B2 BKLYN, Modular Construction, Litigation Risks, and Owning a Factory to Produce the Modular Units
B2 BKLYN is an apartment building under construction in Brooklyn, New York adjacent to the Barclays Center at the Pacific Park Brooklyn project. This modular construction project has encountered, and may continue to encounter, delays and increased costs in the fabrication and assembly of the modular units. We had a fixed price contract (the “CM Contract”) with Skanska USA to construct the apartment building. In 2014, Skanska USA ceased construction and we terminated the CM Contract for cause. Each party has filed lawsuits relating primarily to the project’s delays and associated additional completion costs. We continue to vigorously pursue legal action against Skanska USA for damages related to their default of the CM Contract. However, there is no assurance that we will be successful in recovering these damages.
After the temporary cessation of construction and litigation with our former partner, we decided to continue using the modular construction method, purchased Skanska USA’s entire 50% ownership interest in the factory used to construct the modular units and engaged a new construction manager to oversee the completion of B2 BKLYN. During the year ended December 31, 2015, we re-started work at the factory, including fabrication and assembly of modular units and resumed vertical construction. Based on the latest information available, we estimate the construction will be completed in the third quarter of 2016.
In addition to risks inherent in construction projects generally, such as unanticipated site conditions, environmental, and force majeure issues, the following additional risks exist with constructing B2 BKLYN:

•
High rise modular construction has not previously been done at the heights of B2 BKLYN. As a result, the project has encountered, and may continue to encounter, delays and increased costs in the fabrication and assembly of the modular units;

•	Third party claims that any element of the design or construction methodology infringes on protected intellectual rights could delay the project and increase construction costs; and

•
In 2013, two trade organizations representing New York City-licensed plumbers and mechanical contractors sued the City of New York, challenging a determination by its Department of Buildings (“DOB”) that certain piping work performed in a modular factory need not be performed by licensed plumbers or mechanical contractors if such work was monitored by a licensed professional engineer and otherwise complied with the technical requirements of the New York City Building and Construction Codes. Piping work at our modular factory is being performed by non-licensees monitored by a licensed professional engineer in accordance with DOB’s determination. We intervened in the proceeding, and in December 2013 the Court dismissed the suit. However, these trade organizations appealed the Court’s determination. By decision and order entered May 21, 2015, the Supreme Court, Appellate Division, First Department, affirmed the court below. Petitioners did not appeal this decision, and the time has passed for them to do so. It also remains possible that other construction industry organizations could bring similar suits challenging the DOB-authorized fabrication methodology used in our factory.

Based on the events discussed above, including our decision to complete B2 BKLYN using modular units and to purchase the modular factory, we updated our impairment calculation resulting in an impairment charge of $146,300,000 during the year ended December 31, 2014. If we experience further delays, increased construction costs or other unanticipated setbacks, it is possible that a future impairment charge may be required.

Vacancies in Our Properties May Adversely Affect Our Results of Operations, Cash Flows and Fair Value Calculations
Our results of operations and cash flows may be adversely affected if we are unable to continue leasing a significant portion of our commercial and residential real estate portfolio. We depend on commercial and residential tenants in order to collect rents and other charges. The current market conditions have impacted our tenants on many levels. Despite improvement in certain economic measures, it will take time for many of our current or prospective tenants to achieve a financial outlook similar to what they had prior to the recession, if ever. The downturn has been particularly hard on retail tenants, many of whom have announced store closings and scaled back growth plans. If we are unable to sustain historical occupancy levels in our real estate portfolio, our cash flows and results of operations could be adversely affected. Our ability to sustain our current and historical occupancy levels also depends on many other factors discussed elsewhere in this section.
We Face Risks Associated with Developing and Managing Properties in Partnership with Others
We use partnerships and limited liability companies (“LLCs”) to finance, develop or manage some of our real estate investments. Acting through our wholly-owned subsidiaries, we typically are a general partner or managing member in these partnerships or LLCs. There are, however, instances in which we do not control or even participate in management or day-to-day operations of these properties. The use of partnerships and LLCs involve special risks associated with the possibility that:

•	A partner or member may have interests or goals inconsistent with ours;

•	A general partner or managing member may take actions contrary to our instructions, requests, policies or objectives with respect to our real estate investments;

•
A partner or a member could experience financial difficulties that prevent it from fulfilling its financial or other responsibilities to the project, or its lender, or the other partners or members; or

•	A partner may not fulfill its contractual obligations.
In the event any of our partners or members files for bankruptcy, we could be precluded from taking certain actions affecting our project without bankruptcy court approval, which could diminish our control over the project even if we were the general partner or managing member. In addition, if the bankruptcy court were to discharge the obligations of our partner or member, it could result in our ultimate liability for the project being greater than originally anticipated.
To the extent we are a general partner, we may be exposed to unlimited liability, which may exceed our investment or equity in the partnership. If one of our subsidiaries is a general partner of a particular partnership, it may be exposed to the same kind of unlimited liability.
Our Properties and Businesses Face Significant Competition
The real estate industry is highly competitive in many of the markets in which we operate. Competition could over-saturate any market and create vacancies at our properties, resulting in an adverse effect to our operations and cash flow. As a result, we may not have sufficient cash to meet the nonrecourse debt service requirements on certain of our properties. Although we may attempt to negotiate a restructuring with the mortgagee, we may not be successful, particularly in light of current credit markets, which could cause a property to be transferred to the mortgagee.
There are many developers, managers and owners of commercial and residential real estate and undeveloped land, as well as other REITs, private real estate companies and investors, that compete with us nationally, regionally and/or locally, some of whom have greater financial resources and market share than us. They compete with us for management and leasing opportunities, land for development, properties for acquisition and disposition, and for anchor stores and tenants for properties. The leasing of real estate in particular is highly competitive. The principal means of competition are rent, location, services provided and the nature and condition of the facility to be leased. We may not be able to successfully compete in these areas. If our competitors prevent us from realizing our real estate objectives, the operating performance of our projects may fall short of expectations and adversely affect our financial performance.
Tenants at our retail properties face continual competition in attracting customers from Internet shopping, retailers at other shopping centers, catalogue companies, online merchants, television shopping networks, warehouse stores, large discounters, outlet malls, wholesale clubs, direct mail and telemarketers. Our competitors and those of our tenants could have a material adverse effect on our ability to lease space in our retail properties and on the rents we can charge or the concessions we can grant. This in turn could materially and adversely affect our results of operations and cash flows, and could affect the realizable value of our assets upon sale. Further, as new technologies emerge, the relationship among customers, retailers, and shopping centers are evolving on a rapid basis and it is critical we adapt to such new technologies and relationships on a timely basis. We may be unable to adapt quickly and effectively, which could adversely impact our financial performance.

We May Be Unable to Renew Leases or Re-lease Space as Leases Expire
When our tenants decide not to renew their leases upon their expiration, we may not be able to re-lease the space. Even if tenants do renew or we can re-lease the space, the terms of renewal or new lease, taking into account, among other things, the cost of improvements to the property and leasing commissions, may be less favorable than the terms in the expired leases. In addition, changes in space utilization by our tenants may impact our ability to renew or re-lease space without the need to incur substantial costs in renovating or redesigning the internal configuration of the relevant property. If we are unable to promptly renew the leases or re-lease the space at similar rates or if we incur substantial costs in renewing or obtaining new leases for the space, our cash flow and ability to service debt obligations and pay dividends and distributions to security holders could be adversely affected.
We May Be Unable to Sell Properties to Reposition Our Portfolio
Because real estate investments are relatively illiquid, we may be unable to dispose of underperforming properties and may be unable to reposition our portfolio in response to changes in national, regional or local real estate markets. In addition, potential buyers may be unable to secure financing, which could negatively impact our ability to dispose of our properties. As a result, we may incur operating losses from some of our properties and may have to write down the value of some properties due to impairment. In addition, real estate investments may be relatively difficult to sell quickly. Consequently, we may have limited ability to vary our portfolio promptly in response to changes in economic or other conditions.
Our Results of Operations and Cash Flows May Be Adversely Affected by Tenant Defaults or Bankruptcy
Our results of operations and cash flows may be adversely affected if a significant number of our tenants default on their obligations to us. A default by a tenant may result in the inability for such tenant to re-lease space from us on economically favorable terms, or at all. In the event of a default by a tenant, we may experience delays in payments and incur substantial costs in recovering our losses.
In addition, our ability to collect rents and other charges will be difficult if the tenant is bankrupt or insolvent. Our tenants have from time to time filed for bankruptcy or been involved in insolvency proceedings. We may be required to expense costs associated with leases of bankrupt tenants and may not be able to replace future rents for tenant space rejected in bankruptcy proceedings which could adversely affect our properties. The current bankruptcies of some of our tenants, and the potential bankruptcies of other tenants in the future, could make it difficult for us to enforce our rights as lessor and protect our investment.
Based on tenants with contractual rent of greater than 2% as of December 31, 2015, our five largest office tenants by leased square feet are the City of New York, Millennium Pharmaceuticals, Inc., Anthem, Inc., U.S. Government and JP Morgan Chase & Co. Given our large concentration of office space in the Greater New York City metropolitan area, we may be adversely affected by negative events specific to that region.
Based on tenants with contractual rent of greater than 1% as of December 31, 2015, our five largest retail tenants by leased square feet are Dick’s Sporting Goods, Inc., Regal Entertainment Group, Bass Pro Shops, Inc., Target Corporation and The Gap, Inc.. An event of default or bankruptcy of one of our largest tenants would increase the adverse impact on us.
We May Be Negatively Impacted by the Consolidation or Closing of Anchor Stores
Our retail centers are generally anchored by department stores or other “big box” tenants. We could be adversely affected if one or more of these anchor stores were to consolidate, close or enter into bankruptcy. Given the current economic environment for retailers, there is a heightened risk an anchor store could close or enter into bankruptcy. Although non-tenant anchors generally do not pay us rent, they typically contribute towards common area maintenance and other expenses. Even if we own the anchor space, we may be unable to re-lease this area or to re-lease it on comparable terms. The loss of these revenues could adversely affect our results of operations and cash flows. Further, the temporary or permanent loss of any anchor would likely reduce customer traffic in the retail center, which could lead to decreased sales at other retail stores. Rents obtained from other tenants may be adversely impacted as a result of co-tenancy clauses in their leases. One or more of these factors could cause the retail center to fail to meet its debt service requirements. The consolidation of anchor stores may also negatively affect current and future development projects.
Terrorist Attacks and Other Armed Conflicts May Adversely Affect Our Business
We have significant investments in large metropolitan areas, including Boston, Chicago, Dallas, Denver, Los Angeles, Philadelphia, and the greater metropolitan areas of New York City, San Francisco and Washington D.C., which face a heightened risk related to terrorism. Some tenants in these areas may choose to relocate their business to less populated, lower-profile areas of the United States. This could result in a decrease in the demand for space in these areas, which could increase vacancies in our properties and force us to lease our properties on less favorable terms. In addition, properties in our real estate portfolio could be directly impacted by future terrorist attacks, which could cause the value of our property and the level of our revenues to significantly decline.
Future terrorist activity, related armed conflicts or prolonged or increased tensions in the Middle East could cause consumer confidence and spending to decrease and adversely affect mall traffic. Additionally, future terrorist attacks could increase volatility in the United States and worldwide financial markets. Any of these occurrences could have a significant impact on our revenues, costs and operating results.

Our High Debt Leverage May Prevent Us from Responding to Changing Business and Economic Conditions
Our high degree of debt leverage could limit our ability to obtain additional financing or adversely affect our liquidity and financial condition. We have a ratio of debt (consisting of nonrecourse mortgage debt, a revolving credit facility and convertible senior debt) to total market capitalization of approximately 45.6% and 53.8% at December 31, 2015 and 2014, respectively, based on our debt outstanding at that date and the market value of our outstanding common stock. Our high leverage may adversely affect our ability to obtain additional financing for working capital, capital expenditures, acquisitions, development or other general corporate purposes and may make us more vulnerable to a prolonged downturn in the economy.
Nonrecourse mortgage debt is collateralized by individual completed rental properties, projects under development and undeveloped land. We do not expect to repay a substantial amount of the principal of our outstanding debt prior to maturity or to have available funds from operations sufficient to repay this debt at maturity. As a result, it will be necessary for us to refinance our debt through new debt financings or through equity offerings. If interest rates are higher at the time of refinancing, our interest expense would increase, which would adversely affect our results of operations and cash flows. Cash flows and our liquidity would also be adversely affected if we are required to repay a portion of the outstanding principal or contribute additional equity to obtain the refinancing. In addition, in the event we were unable to secure refinancing on acceptable terms, we might be forced to sell properties on unfavorable terms, which could result in the recognition of losses and could adversely affect our financial position, results of operations and cash flows. If we were unable to make the required payments on any debt collateralized by a mortgage on one of our properties or to refinance that debt when it comes due, the mortgage lender could take that property through foreclosure and, as a result, we could lose income and asset value as well as harm our Company reputation.
Our Corporate Debt Covenants Could Adversely Affect Our Financial Condition
We have guaranteed our Operating Partnership’s obligations under the $500,000,000 Credit Agreement (the “Credit Facility”). The Credit Facility has restrictive covenants, including a prohibition on certain types of disposition, mergers, consolidations, and limitations on lines of business we are allowed to conduct. Additionally, the Credit Facility contains financial covenants, including the maintenance of a maximum total leverage ratio, maximum secured and unsecured leverage ratios, maximum secured recourse leverage ratio, a minimum fixed charge coverage ratio, and a minimum unencumbered interest coverage ratio (all as specified in the Credit Facility).
The failure to comply with any of our financial or non-financial covenants could result in an event of default and accelerate some or all of our indebtedness, which could have a material adverse effect on our financial condition. Our ability to comply with these covenants will depend upon our future economic performance. These covenants may adversely affect our ability to finance our future operations or capital needs or to engage in other business activities that may be desirable or advantageous to us.
We Are Subject to Risks Associated With Hedging Agreements
We enter into interest rate swap agreements and other interest rate hedging contracts, including caps to mitigate or reduce our exposure to interest rate volatility or to satisfy lender requirements. These agreements expose us to additional risks, including a risk the counterparties will not perform. Moreover, the hedging agreement may not qualify for hedge accounting or our hedging activities may not have the desired beneficial impact on our results of operations. Should a hedging agreement prematurely terminate, there could be significant costs and cash requirements involved to fulfill our initial obligation under the hedging agreement.
When a hedging agreement is required under the terms of a mortgage loan, it is often a condition the hedge counterparty agree to certain conditions which include, but are not limited to, maintaining a specified credit rating. With the volatility in the financial markets and reporting requirements recently adopted by governmental agencies, there is a reduced pool of eligible counterparties that can meet or are willing to agree to the required conditions, which has resulted in an increased cost for hedging agreements. This could make it difficult to enter into hedging agreements in the future. Additionally, if the counterparty failed to satisfy any of the required conditions and we were unable to renegotiate the required conditions with the lender or find an alternative counterparty for such hedging agreements, we could be in default under the loan and the lender could take that property through foreclosure.
Our bonds that are structured in a total rate of return swap arrangement (“TROR”) have maturities reflected in the year the bond matures as opposed to the TROR maturity date, which is likely to be earlier. Throughout the life of the TROR, if the property is not performing at designated levels or due to changes in market conditions, the property may be obligated to make collateral deposits with the counterparty. At expiration or termination of the TROR arrangement, the property must pay or is entitled to the difference, if any, between the fair market value of the bond and par. If the property does not post collateral or make the counterparty whole at expiration, the counterparty could foreclose on the property.

Any Rise in Interest Rates Will Increase Our Current and Future Interest Costs
Including the effect of the protection provided by the interest rate swaps, caps and long-term contracts in place as of December 31, 2015, a 100 basis point increase in taxable interest rates (including properties accounted for under the equity method, corporate debt and the effect of interest rate floors) would increase the annual pre-tax interest cost for the next 12 months of our current outstanding variable-rate debt by approximately $6,851,000 at December 31, 2015. Although tax-exempt rates generally move in an amount smaller than corresponding changes in taxable interest rates, a 100 basis point increase in tax-exempt rates (including properties accounted for under the equity method) would increase the annual pre-tax interest cost for the next 12 months of our current outstanding tax-exempt variable-rate debt by approximately $6,205,000 at December 31, 2015. This analysis includes a portion of our taxable and tax-exempt variable-rate debt related to construction loans for which the interest expense is capitalized. For variable rate bonds, during times of market illiquidity, a premium interest rate could be charged on the bonds to successfully market them, which would result in even higher interest rates. A rising interest rate environment would increase the cost of and affect our ability to refinance, secure or issue future borrowings on terms favorable to us, or at all. In addition, rising interest rates may affect our ability to develop, acquire or dispose of real estate at terms favorable to us.
If We Are Unable to Obtain Tax-Exempt Financings, Our Interest Costs Would Rise
We regularly utilize tax-exempt financings and tax increment financings, which generally bear interest at rates below prevailing rates available through conventional taxable financing. Tax-exempt bonds or similar government subsidized financing may not continue to be available to us in the future, either for new development or acquisitions, or for the refinancing of outstanding debt. Our ability to obtain these financings or to refinance outstanding tax-exempt debt on favorable terms could significantly affect our ability to develop or acquire properties and could have a material adverse effect on our results of operations, cash flows and financial position.
Downgrades in Our Credit Rating Could Adversely Affect Our Performance
We are periodically rated by nationally recognized rating agencies. Any downgrades in our credit rating could impact our ability to borrow by increasing borrowing costs as well as limiting our access to capital. In addition, a downgrade could require us to post cash collateral and/or letters of credit to cover our self-insured property and liability insurance deductibles, surety bonds, energy contracts and hedge contracts, which would adversely affect our cash flow and liquidity.
Our Business Will Be Adversely Impacted Should an Uninsured Loss, a Loss in Excess of Insurance Limits or a Delayed or Denied Insurance Claim Occur
We carry comprehensive insurance coverage for general liability, property, flood, wind, earthquake and rental loss (and environmental insurance on certain locations) with respect to our properties within insured limits and policy specifications we believe are customary for similar properties. There are, however, specific types of potential losses, including environmental loss, loss from cyber crimes, loss resulting from the actual or alleged negligence of our employees relating to professional liability, or losses of a catastrophic nature, such as losses from wars, terrorism, hurricanes, wind, earthquakes or other natural disasters, that, in our judgment, cannot be purchased at a commercially viable cost or whereby such losses, if incurred, would exceed the insurance limits procured. In the event of an uninsured loss or a loss in excess of our insurance limits, or a failure by an insurer to meet its obligations under a policy, we could lose both our invested capital in, and anticipated profits from, the affected property and could be exposed to liabilities with respect to that which we thought we had adequate insurance to cover. Any such uninsured loss could materially and adversely affect our results of operations, cash flows and financial position. Under our current policies, which have varying expiration dates, our properties are insured against acts of terrorism, subject to various limits, deductibles and exclusions for acts of war and terrorist acts involving biological, chemical and nuclear damage. Once these policies expire, we may not be able to obtain adequate terrorism coverage at a commercially reasonable cost. In addition, our insurers may not be able to maintain reinsurance sufficient to cover any losses we may incur as a result of terrorist acts. As a result, our insurers’ ability to provide future insurance for any damages we sustain as a result of a terrorist attack may be reduced or eliminated or may not be available at a commercially reasonable cost.
Additionally, most of our current project mortgages require “all-risk”/“special form” property insurance, and we may be unable to continue to obtain such “all risk”/“special form” policies that will satisfy lender requirements. We are self-insured as to the first $500,000 of commercial general liability coverage per occurrence. We may incur losses that exceed this self-insurance.
As a property developer, owner, and manager, we will likely experience property and liability claims and will reasonably seek the coverage of the insurance policies we have procured. There may be instances where there are severe and complex claims that can be prolonged and litigated and insurance recoveries may be delayed, partially delayed or ultimately denied in full. This delay or denial may have an adverse impact on our financial condition.
We also carry several other types of insurance policies that have various terms and limits where it is available at commercially reasonable terms and prices. However, these may not cover all claims, alleged claims, or actual losses that may potentially occur or are made by various parties against us.

A Downgrade or Financial Failure of Our Insurance Carriers May Have an Adverse Impact on our Financial Condition
The insurance carrier(s) we utilize have satisfactory financial ratings at the time the policies are placed and made effective based on various insurance carrier rating agencies commonly used in the insurance industry. However, these financial ratings may not remain satisfactory or constant throughout the policy period. There is a risk these financial ratings may be downgraded throughout the policy period or the insurance carrier(s) may experience a financial failure. A downgrade or financial failure of our insurance carrier(s) may result in their inability to pay current and future claims. This inability to pay claims may have an adverse impact on our financial condition. In addition, a downgrade or a financial failure of our insurance carrier(s) may cause our insurance renewal or replacement policy costs to increase.
We May Not Receive Some of the Proceeds from the Sale of Our Ownership Interests in Barclays Center and the Nets
On January 29, 2016, we completed the sale of Barclays Center and the Nets to Onexim Sports and Entertainment Holdings USA, Inc. (“Onexim”). Proceeds from the sale were in a combination of cash and notes receivable. The sales price for our equity interest in Barclays Center was $162,600,000 generating cash proceeds of $70,000,000 ($54,000,000, net of estimated transaction costs) and a note receivable of $92,600,000 (the “Arena Note”). The sales price for our equity interest in the Nets was $125,100,000 payable entirely in the form of a note receivable (the “Nets Note”). There is no guarantee that Onexim will be able to repay us the full amount of the Arena Note and/or the Nets Note when they become due and payable. If Onexim defaults on the Arena Note and/or the Nets Note, we may not be able to recover any of the amounts owed to us under such note(s), which would require us to write-off some or all of the Arena Note and/or the Nets Note and could have a material adverse effect on our results of operations and cash flows.
We May Be Adversely Impacted by Environmental Matters
We are subject to various foreign, federal, state and local environmental protection and health and safety laws and regulations governing, among other things: the generation, storage, handling, use and transportation of hazardous materials; the emission and discharge of hazardous materials into the ground, air or water; and the health and safety of our employees. In some instances, federal, state and local laws require abatement or removal of specific hazardous materials such as asbestos-containing materials or lead-based paint, in the event of demolition, renovations, remodeling, damage or decay. Laws and regulations also impose specific worker protection and notification requirements and govern emissions of and exposure to hazardous or toxic substances, such as asbestos fibers in the air. We incur costs to comply with such laws and regulations, but we may not have been or may not be at all times in complete compliance with such laws and regulations.
Under certain environmental laws, an owner or operator of real property may become liable for the costs of the investigation, removal and remediation of hazardous or toxic substances at that property. These laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the presence of the hazardous or toxic substances. Certain contamination is difficult to remediate fully and can lead to more costly design specifications, such as a requirement to install vapor barrier systems, or a limitation on the use of the property and could preclude development of a site at all. The presence of hazardous substances on a property could also result in personal injury, contribution or other claims by private parties. In addition, persons who arrange for the disposal or treatment of hazardous or toxic wastes may also be liable for the costs of the investigation, removal and remediation of those wastes at the disposal or treatment facility, regardless of whether that facility is owned or operated by that person.
We have invested, and will continue to invest in, properties that have been used for or are near properties that have had industrial purposes in the past. As a result, our properties are or may become contaminated with hazardous or toxic substances. We will incur costs to investigate and possibly to remediate those conditions and some contamination may remain in or under the properties even after such remediation. While we investigate these sites and work with all relevant governmental authorities to meet their standards given our intended use of the property, there may be new information identified in the future indicating there are additional unaddressed environmental impacts, there could be technical developments that will require new or different remedies to be undertaken in the future, and the regulatory standards imposed by governmental authorities could change in the future.
As a result of the above, the value of our properties could decrease, our income from developed properties could decrease, our projects could be delayed, we could become obligated to third parties pursuant to indemnification agreements or guarantees, our expense to remediate or maintain the properties could increase, and our ability to successfully sell, rent or finance our properties could be adversely affected by environmental matters in a manner that could have a material adverse effect on our financial position, cash flows or results of operation. We may incur losses related to environmental matters, including losses that may materially exceed any available insurance.

Our Directors and Executive Officers May Have Interests in Competing Properties, and We Do Not Have Non-Compete Agreements with Certain of Our Directors and Executive Officers
Under our current policy, no director or executive officer, including any member of the Ratner, Miller and Shafran families, is allowed to invest in a competing real estate opportunity without first obtaining the approval of the Audit Committee of our Board of Directors. We do not have non-compete agreements with any director or executive officer, other than Charles Ratner, James Ratner, Ronald Ratner, Bruce Ratner, David LaRue and Robert O’Brien. Upon leaving Forest City, any other director, officer or employee could compete with us. Notwithstanding our policy, we permit our principal shareholders who are officers and employees to develop, expand, operate or sell, independent of our business, certain commercial, industrial and residential properties they owned prior to the implementation of our policy. As a result of their ownership of these properties, a conflict of interest may arise between them and Forest City, which may not be resolved in our favor. The conflict may involve the development or expansion of properties that may compete with our properties and the solicitation of tenants to lease these properties.
Our Success Depends on Recruiting and Retaining Key Personnel With Extensive Experience Dealing With the Commercial Real Estate Industry, and The Loss of These Key Personnel Could Threaten Our Ability to Operate Our Business Successfully
Our success depends, to a significant extent, on the continued services of our senior management team. Although our senior management team has limited experience operating a corporation that qualifies as a REIT, each member of our senior management team has extensive experience in the commercial real estate industry based on their time managing our predecessor, Forest City Enterprises, Inc., and other companies devoted to real estate investment, management and development. Each member of our senior management team has developed key relationships through past business dealings with numerous members of the commercial real estate community, including current and prospective tenants, lenders, investors, industry groups, real estate brokers, developers and managers. If we lost key members of the senior management team, our relationships with these groups could suffer.
We are Subject to Recapture Risks Associated with Sale of Tax Credits
As part of our financing strategy, we have financed several real estate projects through limited partnerships with investment partners. The investment partner, typically a large, sophisticated institution or corporate investor, invests cash in exchange for a limited partnership interest and special allocations of expenses and the majority of tax losses and credits associated with the project. These partnerships typically require us to indemnify, on an after-tax or “grossed up” basis, the investment partner against the failure to receive or the loss of allocated tax credits and tax losses.
If all necessary requirements for qualification for such tax credits are not met, our investment partners may not be able to receive expense allocations associated with these properties and we may be required to indemnify our investment partners on an after-tax basis for these amounts. Indemnification payments (if required) could have a material adverse effect on our results of operations and cash flows.
The Recovery in the Housing Market May Adversely Affect Our Results of Operations and Cash Flows
Despite positive signs indicating a recovery in the past year, the United States experienced a sustained downturn in the residential housing market during the latest recession that resulted in a pronounced national decline in both the demand for, and price of housing. Any further recovery in the housing market is expected to be slow. For our remaining active land project, Stapleton, we depend on homebuilders and buyers to continue buying our land inventory. Our residential land sales at Stapleton have remained steady and were not as negatively impacted by the recession as other residential land projects throughout the United States. However, if the national market does not fully recover, it may eventually have a more pronounced negative impact on Stapleton. We do not know how long it will take the national housing market to recover or if we will ever see a return to previous conditions. Our ability to sustain our historical sales levels of land at Stapleton depends in part on the continued strength of the local housing market. Our failure to successfully sell our land inventory on favorable terms would adversely affect our results of operations and cash flows and could result in a write-down in the value of our land due to impairment.
In addition, we have made certain interest-bearing advances to the Park Creek Metropolitan District (the “District”) for in-tract infrastructure at Stapleton. The District is obligated to repay the advances pursuant to various Reimbursement Agreements. The District intends to repay the advances from the future issuances of bonds, supported by the real estate tax base at Stapleton. If the future real estate tax base at Stapleton is not adequate to support the projected amount of future issuances of bonds to repay the advances, we may have to write-off some or all of the advances, which could be significant.

Failure to Continue to Maintain Effective Internal Controls in Accordance with Section 404 of the Sarbanes-Oxley Act of 2002 Could Have a Material Adverse Effect on Our Ability to Ensure Timely and Reliable Financial Reporting
Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”) requires our management to evaluate the effectiveness of, and our independent registered public accounting firm to attest to, our internal control over financial reporting. The process of documenting, testing and evaluating our internal control over financial reporting is complex and time consuming. Due to this complexity and the time-consuming nature of the process, and because currently unforeseen events or circumstances beyond our control could arise, we may not be able to continue to comply fully in subsequent fiscal periods with Section 404 in our Annual Report on Form 10-K. We may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404, which could adversely affect public confidence in our ability to record, process, summarize and report financial data to ensure timely and reliable external financial reporting.
Compliance or Failure to Comply with the Americans with Disabilities Act and Other Similar Laws Could Result in Substantial Costs
The Americans with Disabilities Act generally requires that public buildings, including office buildings, be made accessible to disabled persons. In the event that we are not in compliance with the Americans with Disabilities Act, the federal government could fine us or private parties could be awarded damages against us. If we are required to make substantial alterations and capital expenditures in one or more of our properties, including the removal of access barriers, it could adversely affect our results of operations and cash flows.
We may also incur significant costs complying with other regulations. Our properties are subject to various federal, state and local regulatory requirements, such as state and local fire and safety requirements. If we fail to comply with these requirements, we could incur fines or private damage awards. In addition, existing requirements may change and compliance with future requirements may require significant unanticipated expenditures that could adversely affect our cash flows and results of operations.
Legislative and Regulatory Actions Taken Now or in the Future Could Adversely Affect Our Business
The latest recession has resulted in governmental regulatory agencies and political bodies placing increased focus and scrutiny on the financial services industry. This increased scrutiny has resulted in unprecedented programs and actions targeted at restoring stability in the financial markets.
In July 2010, the U.S. Congress enacted the Dodd Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). The Dodd-Frank Act was enacted in part to impose significant investment restrictions and capital requirements on banking entities and other organizations in the financial services industry, which may result in such entities and organizations instituting more conservative practices with respect to financing instruments. While we do not operate in the financial services industry, the Dodd-Frank Act could have an adverse impact on our business, results of operations and financial condition. While the full impact of the Dodd-Frank Act cannot be assessed until all implementing regulations are released, the Dodd-Frank Act may adversely affect the cost, availability and terms of financial instruments, such as nonrecourse mortgage loans, interest rate swaps and other hedging instruments; further reduce our access to capital; and limit availability of favorable terms of financing from lenders. The European Union and other major governmental authorities have enacted, or are in the process of enacting, similar legislation which could have similar impacts on foreign investments.
In addition, U.S. Government, Federal Reserve, U.S. Treasury and other governmental and regulatory bodies have taken or are considering taking other actions to address the financial crisis. While we cannot predict whether or when such actions may occur, such actions may have an adverse impact on our business, results of operations and financial condition.
Changes in Federal, State or Local Tax Laws Could Adversely Affect Our Business
From time to time, changes in federal, state and local tax laws or regulations are enacted. These changes could impact the rates paid for items such as income, real estate, sales or other taxes. A shortfall in tax revenues for states and municipalities in which we operate may lead to an increase in the frequency and amounts of such changes. If such changes occur, we may be required to pay additional taxes on our assets, equity or income. Such changes could also impact our tenants as well as individual customers of those tenants, which could impact our ability to lease space in our properties. This in turn could materially and adversely affect our results of operations and cash flows.
Changes in Market Conditions Could Negatively Impact the Market Price of Our Publicly Traded Securities
At times, the stock market can experience volatile conditions resulting in substantial price and volume fluctuations often unrelated or disproportionate to the financial performance of companies. These broad market and industry fluctuations may adversely affect the price of our common stock regardless of our operating performance. A decline in the price of our common stock could have an adverse effect on our business by reducing our ability to generate capital through sales of our common stock, subjecting us to further credit rating downgrades and, in the case of a substantial decline, increasing the risk of not satisfying the New York Stock Exchange’s continued listing standards.

Inflation May Adversely Affect our Financial Condition and Results of Operations
Increases in inflation at a rate higher than increases in rental income could have a negative impact on our operating margins and cash flows. In some circumstances, increases in operating expenses for commercial properties can be passed on to our tenants. However, some of our commercial leases contain clauses that may prevent us from easily passing on increases of operating expenses to the respective tenants.
Cybersecurity Risks and Cyber Incidents Could Adversely Affect Our Business and Disrupt Operations
A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity, or availability of our information resources. More specifically, a cyber incident is an intentional attack or an unintentional event that can include gaining unauthorized access to systems to disrupt operations, corrupt data, or steal confidential information. We face cyber incidents and security breaches through malware, computer viruses, attachments to e-mails, persons inside our organization or persons with access to systems inside our organization and other significant disruptions of our IT networks and related systems. The risk of a cybersecurity breach or disruption, particularly through a cyber incident, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Our IT networks and related systems are essential to the operation of our business and our ability to perform day-to-day operations and, in some cases, may be critical to the operations of certain of our tenants. Although we make efforts to maintain the security and integrity of these types of IT networks and related systems, and we have implemented various measures to manage the risk of a security breach or disruption, there can be no assurance that our security efforts and measures will be effective or that attempted security breaches or disruptions would not be successful or damaging.
Our three primary risks that could directly result from the occurrence of a cyber incident include operational interruption, damage to our relationship with our tenants, and private data exposure. Our financial results may be negatively impacted by such an incident or resulting negative media attention.
A cyber incident could:

•	Disrupt the proper functioning of our networks and systems and therefore our operations and/or those of certain of our tenants;

•	Result in misstated financial reports, violations of loan covenants and/or missed reporting deadlines;

•	Result in our inability to properly monitor our compliance with the rules and regulations regarding our qualification as a REIT;

•
Result in the unauthorized access to, and destruction, loss, theft, misappropriation or release of proprietary, confidential, sensitive or otherwise valuable information of ours or others, which others could use to compete against us or for disruptive, destructive or otherwise harmful purposes and outcomes;

•	Result in our inability to maintain the building systems relied upon by our tenants for the efficient use of their leased space;

•	Require significant management attention and resources to remedy and damages that result;

•	Subject us to claims for breach of contract, damages, credits, penalties or termination of leases or other agreements; or

•	Damage our reputation among our tenants, investors and associates.
Moreover, cyber incidents perpetrated against our tenants, including unauthorized access to customers’ credit card data and other confidential information, could diminish consumer confidence and consumer spending and negatively impact our business.
RISKS RELATED TO OUR ORGANIZATIONAL STRUCTURE
The Ratner, Miller and Shafran Families Own a Controlling Interest in the Company, and Those Interests May Differ from Other Shareholders
Our authorized common stock consists of Class A common stock and Class B common stock. The economic rights of each class of common stock are identical, but the voting rights differ. The Class A common stock, voting as a separate class, is entitled to elect 25% of the members of our Board of Directors, while the Class B common stock, voting as a separate class, is entitled to elect the remaining members of our Board of Directors. On all other matters, the Class A common stock and Class B common stock vote together as a single class, with each share of our Class A common stock entitled to one vote per share and each share of Class B common stock entitled to ten votes per share. At January 29, 2016, members of the Ratner, Miller and Shafran families, which include members of our current board of directors and executive officers, owned 92.4% of the Class B common stock. RMS, Limited Partnership (“RMS LP”), which owned approximately 68.5% of the Class B common stock, is a limited partnership, comprised of interests of these families, with seven individual general partners, currently consisting of:

•	Samuel H. Miller, Co-Chairman Emeritus of our Board of Directors;

•	Charles A. Ratner, Chairman of our Board of Directors;

•	Ronald A. Ratner, Executive Vice President - Development and a Director;

•	Brian J. Ratner, Executive Vice President and a Director;

•	Deborah Ratner Salzberg, Executive Vice President and a Director;

•	Joan K. Shafran; and

•	Abraham Miller.
Charles A. Ratner, James A. Ratner, Executive Vice President - Development, and Ronald A. Ratner are brothers. Albert B. Ratner, Co‑Chairman Emeritus of our Board of Directors, is the father of Brian J. Ratner and Deborah Ratner Salzberg and is first cousin to Charles A. Ratner, James A. Ratner, Ronald A. Ratner, Joan K. Shafran and Bruce C. Ratner, Executive Vice President and a Director. Samuel H. Miller was married to Ruth Ratner Miller (now deceased), a sister of Albert B. Ratner, and is the father of Abraham Miller. General partners holding 60% of the total voting power of RMS LP determine how to vote the Class B common stock held by RMS LP. No person may transfer his or her interest in the Class B common stock held by RMS LP without complying with various rights of first refusal.
In addition, at January 29, 2016, members of these families collectively owned 3.8% of the Class A common stock. As a result of their ownership in Forest City, these family members and RMS LP have the ability to elect a majority of our Board of Directors and to control our management and policies. Generally, they may, without the consent of our other shareholders, determine the outcome of any corporate transaction or other matters submitted to our shareholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets and may also prevent or cause a change in control of Forest City.
Even if these families or RMS LP reduce their level of ownership of Class B common stock below the level necessary to maintain a majority of the voting power, specific provisions of Maryland law and our charter and bylaws may have the effect of discouraging a third party from making a proposal to acquire us or delaying or preventing a change in control or management of Forest City without the approval of these families or RMS LP.
We Operate Through an Operating Partnership and, as Such, Rely on Funds Received From Our Operating Partnership to Pay Liabilities, and the Interests of Our Shareholders are Structurally Subordinated to All Liabilities and Obligations of Our Operating Partnership and Its Subsidiaries
We hold substantially all of our assets, and conduct substantially all of our business, through Forest City Enterprises, L.P., a Delaware limited partnership (referred to herein as the Operating Partnership). Consequently, our ability to service our debt obligations and ability to pay dividends on shares of our common stock is strictly dependent upon the earnings and cash flows of the Operating Partnership, the ability of its direct and indirect subsidiaries to first satisfy their obligations to creditors and the ability of the Operating Partnership to make intercompany distributions to us. Under the Delaware Revised Uniform Limited Partnership Act, the Operating Partnership will be prohibited from making any distribution to us to the extent that at the time of the distribution, after giving effect to the distribution, the total liabilities of the Operating Partnership (other than some non-recourse liabilities and certain liabilities to the partners in the Operating Partnership) would exceed the fair value of the Operating Partnership’s assets.
In addition, because we are a holding company, the equity interests of our shareholders will be structurally subordinated to all existing and future liabilities and obligations of the Operating Partnership and its subsidiaries. Therefore, in the event of our bankruptcy, liquidation or reorganization, claims of our shareholders will be satisfied only after all of our and the Operating Partnership’s and its subsidiaries’ liabilities and obligations have been paid in full.
If the Operating Partnership Fails to Qualify As a Partnership For Federal Income Tax Purposes, We Would Not Qualify As a REIT and Would Suffer Other Adverse Consequences
We believe that the Operating Partnership will be treated as a partnership for U.S. federal income tax purposes. As a partnership, the Operating Partnership will not be subject to entity-level federal income tax on its income. Instead, each of its partners, including the Company, will be required to pay tax on its allocable share of the Operating Partnership’s income. There can be no assurance, however, that the IRS will not challenge the status of the Operating Partnership (or any other limited partnership subsidiary of the REIT) as a partnership for federal income tax purposes, or that a court would not sustain such a challenge. If the IRS were successful in treating the Operating Partnership (or any such other limited partnership subsidiary of the Company) as an entity taxable as a C corporation for U.S. federal income tax purposes, we would be unable to satisfy the gross income tests and certain of the asset tests that must be met in order to qualify as a REIT and, accordingly, we would likely be prevented from so qualifying. Also, the failure of the Operating Partnership or any limited partnership subsidiary of the Company to qualify as a partnership for U.S. federal income tax purposes could cause the partnership to become subject to U.S. federal and state corporate income tax, which would reduce significantly the amount of cash available for debt service and for distribution to the partners in such partnership, including the Company.
Our UPREIT Structure Could Inhibit Us From Selling Properties or Retiring Debt That Would Otherwise Be in Our Best Interest
To ensure that the sellers of properties are able to contribute properties to the Operating Partnership on a tax-deferred basis, contributors of such properties may require us to agree to maintain a certain level of minimum debt at the Operating Partnership level and refrain from selling such properties for a period of time. Our UPREIT structure, therefore, could inhibit us from selling properties or retiring debt that would otherwise be in our best interest.

Our Interest May be Diluted Upon the Issuance of Additional Units of the Operating Partnership
Upon the issuance of partnership units in the Operating Partnership to partners other than the Company and FCILP, LLC, a wholly-owned direct subsidiary of the Company organized under the laws of the state of Delaware (“FCILP”), the percentage interest of the Company and FCILP (and therefore, the indirect interest of our shareholders) in assets of the Operating Partnership would be reduced. This reduction in the indirect interest of initial shareholders would remain if partnership units were redeemed for cash (provided such cash represented the proceeds of a new issuance of shares of our common stock) or for shares of our Class A common stock, even though our interest in the Operating Partnership would increase.
Conflicts of Interest May Arise Between the Interests Of Our Shareholders and the Interests of Holders of Partnership Units
As the sole general partner of the Operating Partnership, we owe a duty of good faith and fair dealing to the limited partners in the Operating Partnership. In most cases, we expect that the interests of such limited partners will coincide with the interests of us and our shareholders because (a) we own a substantial amount of the limited partnership interests in the Operating Partnership and (b) the limited partners generally receive shares of our Class A common stock or cash proceeds tied to the share price of our Class A common stock upon redemption of their partnership units. Under certain circumstances, however, the rights and interests of the limited partners might conflict with those of our shareholders. The agreement of limited partnership of the Operating Partnership provides that in the event we determine, in our sole and absolute discretion, that any such conflict cannot be resolved in a manner not adverse to either our shareholders or the Operating Partnership’s limited partners, such conflict will be resolved in favor of our shareholders.
Our UPREIT Structure May Increase the Costs of Managing the Company and the Operational Complexity and Risk of Our Corporate Structure
The conversion of our predecessor, Forest City Enterprises, Inc., to the Operating Partnership may result in us incurring more costs than Forest City Enterprises, Inc. historically incurred, including professional expenses related to general and administrative, accounting, tax, consulting, audit and legal costs. Although we believe that our business plan and future expected growth will make up for any increase in general and administrative expenses, there can be no assurance that this will be so. Further, we are structured as an UPREIT and as such, our operations are more complex than those of Forest City Enterprises, Inc. prior to the REIT conversion; this complexity may introduce other operational risks that previously did not exist and cannot reasonably be anticipated, and such risks may have a material adverse impact on our business, operations and/or financial condition.
Issuance of Securities by Us With Claims That Are Senior to Those of Holders of Shares of Our Common Stock May Limit or Prevent Us From Paying Dividends on Our Common Stock
Shares of our common stock are equity interests. As such, shares of our common stock will rank junior to any indebtedness and other non-equity claims with respect to assets available to satisfy claims on us. We may issue senior securities, which may expose us to risks associated with leverage, including increased risk of loss. If we issue preferred securities, which will rank senior to shares of our common stock in our capital structure, the holders of such preferred securities may have separate voting rights and other rights, preferences or privileges more favorable than the rights, preferences and privileges incident to holding shares of our Class A common stock and/or shares of our Class B common stock, and the issuance of such preferred securities could have the effect of delaying, deferring or preventing a transaction or a change of control that might involve a premium price for our shareholders or otherwise be in our best interest.
In addition, partnership interests or other securities issued by the Operating Partnership may have a senior priority on cash flow or liquidation proceeds generated by the Operating Partnership.
Unlike indebtedness, for which principal and interest customarily are payable on specified due dates, in the case of shares of our common stock, dividends are payable only when, as and if authorized by our Board of Directors and declared by us and depend on, among other things, our results of operations, financial condition, debt service requirements, distributions to be received from the Operating Partnership, other cash needs and any other factors our Board of Directors may deem relevant or as required by applicable law. We may incur substantial amounts of additional debt and other obligations that will rank senior to shares of our common stock.
Certain Provisions of Our Charter and Bylaws and Maryland Law May Inhibit a Change in Control That Shareholders Consider Favorable and Could Also Limit the Market Price of Our Common Stock
Certain provisions in our charter and bylaws and Maryland law may impede, or prevent, a third party from acquiring control of us without the approval of our Board of Directors. These provisions:

•
impose restrictions on ownership and transfer of our stock (such provisions being intended to, among other purposes, facilitate our compliance with certain Code requirements relating to ownership of our stock);

•	prevent our shareholders from amending our bylaws;

•	limit who may call a special meeting of shareholders;

•	establish advance notice and informational requirements and time limitations on any director nomination or proposal that a shareholder wishes to make at a meeting of shareholders;

•	do not permit cumulative voting in the election of our Board of Directors, which would otherwise permit less than a majority of shareholders to elect one or more directors; and

•
authorize our Board of Directors to, without shareholder approval, amend our charter to increase or decrease the aggregate number of our shares of stock or the number of shares of stock of any class or series that we have authority to issue and classify or reclassify any unissued shares of common or preferred stock and set the preferences, rights and other terms of the classified or reclassified shares.

Certain Provisions of Maryland Law Could Impede Changes in Control
Certain provisions of the Maryland General Corporation Law (“MGCL”) may impede a third party from making a proposal to acquire us or inhibit a change of control under circumstances that otherwise could be in the best interest of holders of shares of our common stock, including:

•
“business combination” provisions that, subject to certain exceptions and limitations, prohibit certain business combinations between us and an “interested shareholder” (defined generally as any person who beneficially owns 10% or more of the voting power of our outstanding voting stock or an affiliate or associate of ours who, at any time within the two-year period immediately prior to the date in question, was the beneficial owner of 10% or more of the voting power of our then outstanding voting stock) or an affiliate thereof for five years after the most recent date on which the shareholder becomes an interested stockholder, and thereafter impose two supermajority shareholder voting requirements on these combinations;

•
“control share” provisions that provide that, subject to certain exceptions, holders of “control shares” of the Company (defined as voting shares which, when aggregated with other shares controlled by the shareholder, entitle the holder to exercise voting power in the election of directors within one of three increasing ranges) acquired in a “control share acquisition” (defined as the direct or indirect acquisition of ownership or control of issued and outstanding “control shares,” subject to certain exceptions) have no voting rights with respect to the control shares except to the extent approved by our shareholders by the affirmative vote of at least two-thirds of all the votes entitled to be cast on the matter, excluding all interested shares; and

•
additionally, Title 3, Subtitle 8 of the MGCL permits our board of directors, without shareholder approval and regardless of what is currently provided in our charter and bylaws, to implement certain corporate governance provisions.

As permitted by the MGCL, our Board of Directors has by resolution exempted from the Maryland Business Combination Act all business combinations between us and any other person, provided that each such business combination is first approved by our Board of Directors (including a majority of directors who are not affiliates or associates of such person). Our bylaws contain a provision exempting from the Maryland Control Share Acquisition Act any and all acquisitions by any person of shares of our stock. There can be no assurance that these exemptions or resolutions will not be amended or eliminated at any time in the future.
Tax Protection Agreements Could Limit Our Ability to Sell or Otherwise Dispose of Certain Properties and May Require the Operating Partnership to Maintain Certain Debt Levels That Otherwise Would Not Be Required to Operate Our Business
We may from time to time enter into tax protection agreements with certain third parties, including joint venture partners (a “Tax Protected Party”). These tax protection agreements may provide generally that prior to a specified date (the “Tax Protected Period”), if we (1) sell, exchange, transfer, convey or otherwise dispose of the protected property (the “Tax Protected Property”) in a taxable transaction, (2) cause or permit any transaction that results in the disposition by the Tax Protected Party of all or any portion of his/her interest in the Operating Partnership in a taxable transaction, or (3) fail to maintain indebtedness that would be allocable to the Tax Protected Parties for tax purposes or, alternatively, fail to offer the Tax Protected Parties who own units in the Operating Partnership the opportunity to guarantee specific types of the Operating Partnership’s indebtedness in order to enable them to continue to defer certain tax liabilities, then we will indemnify the Tax Protected Parties who own units in the Operating Partnership against certain resulting tax liabilities. Our indemnification obligations may generally decline ratably over the Tax Protected Period. Therefore, it may be economically prohibitive for us to sell, exchange, transfer, convey or otherwise dispose of one or more of the Tax Protected Properties during the Tax Protected Period because of these indemnity obligations. Moreover, these obligations may require us to maintain more or different indebtedness than we would otherwise require for our business. As a result, these tax protection agreements may, during their respective terms, restrict our ability to take actions or make decisions that otherwise would be in our best interest.

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
Our Corporate headquarters are located in Cleveland, Ohio and are owned by us. Our core markets include Boston, Chicago, Dallas, Denver, Los Angeles, Philadelphia, and the greater metropolitan areas of New York City, San Francisco and Washington D.C.
The following schedules present information on our portfolio of real estate assets including 2015 property openings, acquisitions and those projects under construction as of December 31, 2015. The Real Estate Operating Portfolio is a listing by product type, broken out by consolidated and unconsolidated assets.

Phased Property Openings and Projects Under Construction
December 31, 2015

In addition to the growth in our operating portfolio through driving improved NOI at our existing properties, we have used development as a primary source of growth in our real estate operations. The following tables summarize projects under construction as of December 31, 2015 and properties we have opened, commenced phased opening and have acquired during the year ended December 31, 2015.

		Anticipated
		Opening	Legal	Consolidated (C)	Cost at	Cost Incurred to Date (b)		No. of			Lease %
	Location	Date	Ownership %	Unconsolidated (U)	Completion (a)	Consolidated	Unconsolidated	Units		GLA	(c)
					(in millions)
2015 Phased Openings
Residential:
Aster Town Center North	Denver, CO	Q4-15/Q1-16	90%	C	$23.4	$19.9	$0.0	135	(d)	—	43%
Other:
Kapolei Lofts (e)	Kapolei, HI	Q3-15/Q3-16	100%	C	154.8	115.3	0.0	499		—	27%
Total Projects Under Construction					$178.2	$135.2	$0.0

Projects Under Construction
Residential:
Arizona State Retirement System Joint Venture:
The Yards - Arris	Washington, D.C.	Q1-16	25%	C	$145.1	$112.5	$0.0	327		19,000
Blossom Plaza	Los Angeles, CA	Q2-16	25%	C	104.9	65.8	0.0	237		19,000
Eliot on 4th	Washington, D.C.	Q4-16	25%	C	143.0	42.8	0.0	365		5,000
Museum Towers II	Philadelphia, PA	Q4-16	25%	C	114.0	46.1	0.0	286		—
Broadway and Hill	Los Angeles, CA	Q3-17	25%	C	140.3	60.5	0.0	391		15,000
					647.3	327.7	0.0	1,606		58,000
Greenland Joint Venture:
535 Carlton	Brooklyn, NY	Q4-16/17	30%	U	168.8	0.0	68.7	298		—
550 Vanderbilt (condominiums)	Brooklyn, NY	Q1-17/18	30%	U	362.7	0.0	191.3	278		7,000
38 Sixth Ave	Brooklyn, NY	Q2-17/18	30%	U	202.7	0.0	46.2	303		28,000
Pacific Park - Parking (f)	Brooklyn, NY	Q4-16/17	30%	U	46.2	0.0	26.5	—		—
					780.4	0.0	332.7	879		35,000
The Bixby	Washington, D.C.	Q2-16	25%	U	54.0	0.0	27.3	195		—
B2 BKLYN	Brooklyn, NY	Q3-16	100%	C	192.1	129.9	0.0	363		4,000
Town Center Wrap	Denver, CO	Q4-16/Q3-17	95%	C	93.1	4.9	0.0	399		7,000
Hudson Exchange	Jersey City, NJ	Q1-18	50%	U	213.2	0.0	37.3	421		9,000
					$1,980.1	$462.5	$397.3	3,863		113,000
Office:
300 Massachusetts Ave	Cambridge, MA	Q1-16	50%	U	$175.3	$0.0	$130.5	—		246,000	100%
1812 Ashland Ave	Baltimore, MD	Q3-16	85%	C	60.7	35.7	0.0	—		164,000	70%
The Bridge at Cornell Tech	Roosevelt Island, NY	Q2-17	100%	C	164.1	48.6	0.0	—		235,000	39%
					$400.1	$84.3	$130.5	—		645,000
Total Projects Under Construction					$2,380.2	$546.8	$527.8
See footnotes on the following page.

Property Acquisition and Openings
December 31, 2015

	Location	Date Acquired/ Opened	Legal Ownership %	Consolidated (C) Unconsolidated (U)	Cost at Completion (a)	No. of Units	GLA	Lease % (c)
					(in millions)
2015 Property Acquisition
Residential:
500 Sterling Place	Brooklyn, NY	Q1-15	100%	C	$48.1	77	—	88%
2015 Property Openings
Retail Expansions:
Boulevard Mall	Amherst, NY	Q4-15	100%	C	$10.9	—	46,000	100%
Galleria at Sunset	Henderson, NV	Q2-15	51%	U	24.7	—	32,000	59%
Total Property Openings					$35.6	—	78,000

(a)	Represents estimated project costs to achieve stabilization. Amounts exclude capitalized interest not allocated to the underlying joint venture.

(b)	Represents total capitalized project costs incurred to date, including all capitalized interest related to the development project.

(c)	Lease commitments as of February 16, 2016.

(d)	As of December 31, 2015, 63 of the 135 units were open.

(e)
Kapolei Lofts is a residential project on land leased to the Company. The Company consolidates the land lessor, who is entitled to a preferred return that currently exceeds anticipated operating cash flow of the project. However, in accordance with the waterfall provisions of the distribution Agreement, the Company expects to share in the net proceeds upon a sale of the project. The payments made under the lease are deemed a preferential return and allocated to noncontrolling interest. As of December 31, 2015, 139 of the 499 units were open.

(f)	Expected to include 370 parking spaces.

Real Estate Operating Portfolio as of December 31, 2015 - Commercial Group - Office Buildings

Name	Date of Opening/ Acquisition/ Expansion	Legal Ownership (1)	Pro-Rata Ownership (2)	Location	Major Tenants	Gross Leasable Area	Gross Leasable Area at Pro- Rata %
Consolidated Office Buildings
Atlantic Terminal Office	2004	100%	100%	Brooklyn, NY	Bank of New York; HSBC	399,000	399,000
Ballston Common Office Center	2005	100%	100%	Arlington, VA	US Coast Guard	176,000	176,000
Commerce Court	2007	100%	100%	Pittsburgh, PA	US Bank; Wesco Distributors; Cardworks Services; Marc USA	374,000	374,000
Edgeworth Building	2006	100%	100%	Richmond, VA	Hirschler Fleischer; Ernst & Young; Rummel, Klepper & Kahl	139,000	139,000
Glen Forest Office Park	2007	100%	100%	Richmond, VA	The Brinks Co.; Wells Fargo; Bon Secours Virginia HealthSource	563,000	563,000
Harlem Office	2003	100%	100%	Manhattan, NY	Office of General Services-Temporary Disability & Assistance; State Liquor Authority	147,000	147,000
Illinois Science and Technology Park
4901 Searle	2006	100%	100%	Skokie, IL	Northshore University Health System	204,000	204,000
4930 Oakton	2006	100%	100%	Skokie, IL	Leasing in progress	40,000	40,000
8025 Lamon	2006	100%	100%	Skokie, IL	WIL Research; Vetter Development Services	130,000	130,000
8045 Lamon	2007	100%	100%	Skokie, IL	Astellas; Polyera; Fresenius Kabi USA, LLC; LanzaTech Inc.	159,000	159,000
Johns Hopkins - 855 North Wolfe Street	2008	84%	99%	Baltimore, MD	Johns Hopkins; Brain Institute; Howard Hughes Institute; Lieber Institute	279,000	276,000
Mesa del Sol
Aperture Center	2008	95%	95%	Albuquerque, NM	Forest City Covington NM, LLC	76,000	72,000
Fidelity Investments	2008/2009	80%	80%	Albuquerque, NM	Fidelity Investments	210,000	168,000
MetroTech Campus
One MetroTech Center	1991	83%	83%	Brooklyn, NY	JP Morgan Chase; National Grid	910,000	751,000
Two MetroTech Center	1990	83%	83%	Brooklyn, NY	City of New York - Board of Education; City of New York - DoITT; Internal Revenue Service; NYU	517,000	427,000
Nine MetroTech Center	1997	85%	85%	Brooklyn, NY	City of New York - Fire Department	317,000	269,000
Eleven MetroTech Center	1995	85%	85%	Brooklyn, NY	City of New York - DoITT; E-911	216,000	184,000
Twelve MetroTech Center	2004	100%	100%	Brooklyn, NY	National Union Fire Insurance Co.	177,000	177,000
Fifteen MetroTech Center	2003	95%	95%	Brooklyn, NY	Wellpoint, Inc.; City of New York - HRA	649,000	617,000
New York Times	2007	100%	100%	Manhattan, NY	ClearBridge Advisors, LLC, a Legg Mason Co.; Covington & Burling; Osler Hoskin & Harcourt; Seyfarth Shaw	735,000	735,000
One Pierrepont Plaza	1988	100%	100%	Brooklyn, NY	Morgan Stanley; Mt. Sinai School of Medicine; G.S.A.	744,000	744,000
Post Office Plaza	1990	100%	100%	Cleveland, OH	URS Energy; Chase Home Finance, LLC; Quicken Loans; Squire Patton Boggs, LLP	477,000	477,000
Terminal Tower	1983	100%	100%	Cleveland, OH	Forest City Realty Trust, Inc.; Falls Communications; Riverside Company	597,000	597,000
University of Pennsylvania	2004	100%	100%	Philadelphia, PA	University of Pennsylvania	122,000	122,000

Real Estate Operating Portfolio as of December 31, 2015 - Commercial Group - Office Buildings (continued)

Name	Date of Opening/ Acquisition/ Expansion	Legal Ownership (1)	Pro-Rata Ownership (2)	Location	Major Tenants	Gross Leasable Area	Gross Leasable Area at Pro- Rata %
University Park at MIT
26 Landsdowne Street	1987	100%	100%	Cambridge, MA	Ariad Pharmaceuticals, Inc.	100,000	100,000
35 Landsdowne Street	2002	100%	100%	Cambridge, MA	Millennium Pharmaceuticals	202,000	202,000
40 Landsdowne Street	2003	100%	100%	Cambridge, MA	Millennium Pharmaceuticals	215,000	215,000
45/75 Sidney Street	1999	100%	100%	Cambridge, MA	Millennium Pharmaceuticals; Novartis	277,000	277,000
64 Sidney Street	1990	100%	100%	Cambridge, MA	Vericel Corporation; Ariad Pharmaceuticals, Inc.; Novartis	126,000	126,000
65 Landsdowne Street	2001	100%	100%	Cambridge, MA	Partners HealthCare System	122,000	122,000
88 Sidney Street	2002	100%	100%	Cambridge, MA	Agios Pharmaceuticals	146,000	146,000
Consolidated Office Buildings Total						9,545,000	9,135,000
Unconsolidated Office Buildings
Enterprise Place	1998	50%	50%	Beachwood, OH	University of Phoenix; Advance Payroll; PS Executive Centers; Retina Assoc. of Cleveland	131,000	66,000
Signature Square I	1986	50%	50%	Beachwood, OH	Ciuni & Panichi; PCC Airfoils; Liberty Bank	79,000	40,000
Signature Square II	1989	50%	50%	Beachwood, OH	Pro Ed Communications; Goldberg Co.; Resilience Management	82,000	41,000
University Park at MIT
350 Massachusetts Ave	1998	50%	50%	Cambridge, MA	Millennium Pharmaceuticals; Glaxo Smith Kline; Star Market	169,000	85,000
38 Sidney Street	1989	50%	50%	Cambridge, MA	Sanofi Pasteur Biologics; Blueprint Medicines Corp.	122,000	61,000
Westfield San Francisco Centre - Emporium Office	2006	50%	50%	San Francisco, CA	San Francisco State University; Cruncyroll Inc.; TRUSTe, Inc.	242,000	121,000
Unconsolidated Office Buildings Total						825,000	414,000
Total Office Buildings at December 31, 2015						10,370,000	9,549,000
Total Office Buildings at December 31, 2014						10,687,000	9,284,000

Real Estate Operating Portfolio as of December 31, 2015 - Commercial Group - Retail Centers

Name	Date of Opening/ Acquisition/ Expansion	Legal Ownership (1)	Pro-Rata Ownership (2)	Location	Major Tenants/Anchors	Total Square Feet	Total Square Feet at Pro- Rata %	Gross Leasable Area	Gross Leasable Area at Pro- Rata %
Consolidated Regional Malls
Ballston Quarter (Ballston Common)	1986/1999	100%	100%	Arlington, VA	Macy’s; Sport & Health; Regal Cinemas	578,000	578,000	310,000	310,000
Boulevard Mall	1996/2000/2015	100%	100%	Amherst, NY	JCPenney; Macy’s; Sears; Michael’s; Dick’s Sporting Goods	962,000	962,000	385,000	385,000
Shops at Northfield Stapleton	2005/2006	100%	100%	Denver, CO	Bass Pro Shops; Target; Harkins Theatre; JCPenney; Macy’s	1,125,000	1,125,000	672,000	672,000
Shops at Wiregrass	2008	100%	100%	Tampa, FL	JCPenney; Dillard’s; Macy’s; Barnes & Noble	747,000	747,000	358,000	358,000
Westchester’s Ridge Hill (3)	2011/2012	100%	100%	Yonkers, NY	Lord & Taylor; WESTMED Medical Group; Apple; LA Fitness; Whole Foods; Dick’s Sporting Goods; National Amusements’ Cinema de Lux; Legoland; Lowe’s (2016 opening)	1,271,000	1,271,000	1,271,000	1,271,000
Unconsolidated Regional Malls
Antelope Valley Mall	1990/1999/ 2014/2015	51%	51%	Palmdale, CA	Macy’s; Sears; JCPenney; Dillard’s; Forever 21; Cinemark Theatre; Dick’s Sporting Goods	1,184,000	604,000	654,000	334,000
Charleston Town Center	1983	26%	26%	Charleston, WV	Macy’s; JCPenney; Sears; Brickstreet Insurance	892,000	227,000	347,000	88,000
Galleria at Sunset	1996/2002/2015	51%	51%	Henderson, NV	Dillard’s; Macy’s; JCPenney; Dick’s Sporting Goods; Kohl’s	1,599,000	815,000	444,000	226,000
Mall at Robinson	2001	51%	51%	Pittsburgh, PA	Macy’s; Sears; JCPenney; Dick’s Sporting Goods	900,000	459,000	383,000	195,000
Promenade Temecula	1999/2002/2009	51%	51%	Temecula, CA	JCPenney; Sears; Macy’s; Edwards Cinema	1,279,000	652,000	544,000	277,000
Short Pump Town Center	2003/2005	34%	34%	Richmond, VA	Nordstrom; Macy’s; Dillard’s; Dick’s Sporting Goods	1,341,000	456,000	717,000	244,000
South Bay Galleria	1985/2001/2014	51%	51%	Redondo Beach, CA	Macy’s; Kohl’s; AMC Theatres	960,000	490,000	477,000	243,000
Victoria Gardens	2004/2007	51%	51%	Rancho Cucamonga, CA	Bass Pro Shops; Macy’s; JCPenney; AMC Theatres	1,403,000	716,000	862,000	440,000
Westfield San Francisco Centre	2006	50%	50%	San Francisco, CA	Nordstrom; Bloomingdale’s; Century Theatres	1,184,000	592,000	533,000	267,000
Regional Malls Total						15,425,000	9,694,000	7,957,000	5,310,000
Consolidated Specialty Retail Centers
Avenue at Tower City Center	1990	100%	100%	Cleveland, OH	Hard Rock Café; Morton’s of Chicago; Cleveland Cinemas; Horseshoe Casino	366,000	366,000	366,000	366,000
Brooklyn Commons	2004	100%	100%	Brooklyn, NY	Lowe’s	151,000	151,000	151,000	151,000
East 29th Avenue Town Center	2004	90%	90%	Denver, CO	King Soopers; Walgreen’s; Casey’s Pub; Chipotle; SDC Services Corp.; Exempla, Inc.	213,000	192,000	98,000	88,000
Fairmont Plaza Cinema	1998	100%	100%	San Jose, CA	Camera 12 Cinemas	70,000	70,000	70,000	70,000
Shops at Atlantic Center Site V	1998	100%	100%	Brooklyn, NY	Modell’s; PC Richard & Son	47,000	47,000	17,000	17,000
Station Square	1994/2002	100%	100%	Pittsburgh, PA	Hard Rock Café; Grand Concourse Restaurant; Buca di Beppo; Texas de Brazil; Pittsburgh Riverhounds	235,000	235,000	235,000	235,000
The Yards
Boilermaker Shops	2012	100%	100%	Washington, D.C.	Willie’s Brew & Que; Bluejacket Brewery	40,000	40,000	40,000	40,000
Lumber Shed	2013	100%	100%	Washington, D.C.	FC Washington; Osteria Morini; Agua 301	31,000	31,000	31,000	31,000
Twelve12	2014	100%	100%	Washington, D.C.	Harris Teeter Grocery; VIDA Fitness	88,000	88,000	88,000	88,000

Real Estate Operating Portfolio as of December 31, 2015 - Commercial Group - Retail Centers (continued)

Name	Date of Opening/ Acquisition/ Expansion	Legal Ownership (1)	Pro-Rata Ownership (2)	Location	Major Tenants/Anchors	Total Square Feet	Total Square Feet at Pro- Rata %	Gross Leasable Area	Gross Leasable Area at Pro- Rata %
Unconsolidated Specialty Retail Centers
42nd Street	1999	51%	51%	Manhattan, NY	AMC Theatres; Madame Tussaud’s Wax Museum; Dave & Buster’s; Ripley’s Believe It or Not!; Modell’s	312,000	159,000	312,000	159,000
Atlantic Center	1996	51%	51%	Brooklyn, NY	Stop & Shop; Old Navy; Marshall’s; NYC - Dept of Motor Vehicles; Best Buy; Burlington Coat Factory	396,000	202,000	396,000	202,000
Atlantic Terminal Mall	2004	51%	51%	Brooklyn, NY	Target; Designer Shoe Warehouse; Uniqlo; Chuck E. Cheese’s; Guitar Center	371,000	189,000	371,000	189,000
Castle Center	2000	51%	51%	Bronx, NY	Stop & Shop	63,000	32,000	63,000	32,000
Columbia Park Center	1999	38%	38%	North Bergen, NJ	Shop Rite; Old Navy; LA Fitness; Shopper’s World; Phoenix Theatres; Big Lots	347,000	133,000	347,000	133,000
East River Plaza	2009/2010	50%	50%	Manhattan, NY	Costco; Target; Old Navy; Marshall’s; PetSmart; Bob’s Furniture; Aldi; Burlington Coat Factory	523,000	262,000	523,000	262,000
Forest Avenue	2000	51%	51%	Staten Island, NY	United Artists Theatres	70,000	36,000	70,000	36,000
Harlem Center	2002	51%	51%	Manhattan, NY	Marshall’s; CVS/Pharmacy; Staples; H&M; Planet Fitness	126,000	64,000	126,000	64,000
Queens Place	2001	51%	51%	Queens, NY	Target; Best Buy; Designer Shoe Warehouse; Macy’s Furniture; Macy’s Backstage	455,000	232,000	222,000	113,000
Shops at Bruckner Boulevard	1996	51%	51%	Bronx, NY	Conway; Old Navy; Marshall’s	116,000	59,000	116,000	59,000
Shops at Gun Hill Road	1997	51%	51%	Bronx, NY	Home Depot; Chuck E. Cheese’s	147,000	75,000	147,000	75,000
Shops at Northern Boulevard	1997	51%	51%	Queens, NY	Stop & Shop; Marshall’s; Old Navy; Guitar Center; Raymour & Flanigan Furniture	218,000	111,000	218,000	111,000
Shops at Richmond Avenue	1998	51%	51%	Staten Island, NY	Staples; Dick’s Sporting Goods	76,000	39,000	76,000	39,000
Steinway Street Theaters	1999	51%	51%	Queens, NY	United Artists Theatres	84,000	43,000	84,000	43,000
The Heights	2000	51%	51%	Brooklyn, NY	United Artists Theatres; Barnes & Noble	102,000	52,000	102,000	52,000
Specialty Retail Centers Total						4,647,000	2,908,000	4,269,000	2,655,000
Total Retail Centers at December 31, 2015						20,072,000	12,602,000	12,226,000	7,965,000
Total Retail Centers at December 31, 2014						20,088,000	12,616,000	12,069,000	7,888,000

Arena

Name	Date of Opening	Legal Ownership (1)	Pro-Rata Ownership (2)	Location	Major Tenants	Total Square Feet	Total Square Feet at Pro- Rata %	Est. Seating Capacity for NBA Basketball Event	Est. Seating Capacity for NHL Hockey Event
Barclays Center (sold in January 2016)	2012	34%	55%	Brooklyn, NY	The Brooklyn Nets (NBA Team); The NY Islanders (NHL Team)	670,000	369,000	18,000	15,800

Real Estate Operating Portfolio as of December 31, 2015 - Residential Group - Apartments

Name	Date of Opening/ Acquisition/ Expansion	Legal Ownership (1)	Pro-Rata Ownership (2)	Location	Leasable Units (4)	Leasable Units at Pro-Rata % (4)
Consolidated Apartment Communities
100 (100 Landsdowne)	2005	100%	100%	Cambridge, MA	203	203
1111 Stratford	2013-2014	100%	100%	Stratford, CT	128	128
1251 South Michigan	2006	1%	100%	Chicago, IL	91	91
2175 Market Street	2014	25%	25%	San Francisco, CA	88	22
500 Sterling Place	2015	100%	100%	Brooklyn, NY	77	77
91 Sidney	2002	100%	100%	Cambridge, MA	135	135
American Cigar Lofts	2000	100%	100%	Richmond, VA	171	171
Aster Conservatory Green	2013-2014	45%	90%	Denver, CO	352	317
Aster Town Center North	2015-2016	90%	90%	Denver, CO	135	122
Bayside Village	1988-1989	50%	50%	San Francisco, CA	862	431
Botanica Eastbridge	2012	90%	90%	Denver, CO	118	106
Brookview Place	1979	13%	100%	Dayton, OH	232	232
Cameron Kinney Lofts	2007	100%	100%	Richmond, VA	259	259
Cedar Place	1974	3%	100%	Lansing, MI	220	220
Cherry Tree	1996-2000	100%	100%	Strongsville, OH	444	444
Chestnut Lake	1969	100%	100%	Strongsville, OH	789	789
Consolidated Carolina Lofts	2003	100%	100%	Richmond, VA	158	158
Cutter’s Ridge	2006	100%	100%	Richmond, VA	12	12
Drake Tower	1998	95%	95%	Philadelphia, PA	284	270
Easthaven at the Village	1994/1995	100%	100%	Beachwood, OH	360	360
Grand Lowry Lofts	2000	100%	100%	Denver, CO	261	261
Hamel Mill Lofts	2008-2010	90%	100%	Haverhill, MA	305	305
Heritage	2002	100%	100%	San Diego, CA	230	230
Hummingbird Pointe Apartments	1972-1973	100%	100%	Parma, OH	406	406
Independence Place I	1973	50%	50%	Parma Heights, OH	202	101
Independence Place II	2003	100%	100%	Parma Heights, OH	200	200
Kapolei Lofts	2015-2017	100%	0%	Kapolei, HI	499	—
KBL	1990	3%	100%	Cambridge, MA	142	142
Knolls	1995	100%	100%	Orange, CA	260	260
Loft 23	2005	100%	100%	Cambridge, MA	51	51
Lofts at 1835 Arch	2001	95%	95%	Philadelphia, PA	191	182
Lucky Strike Lofts	2008	100%	100%	Richmond, VA	131	131
Mercantile Place on Main	2008	100%	100%	Dallas, TX	366	366
Metro 417	2005	100%	100%	Los Angeles, CA	277	277
Midtown Towers	1969	100%	100%	Parma, OH	635	635
Museum Towers	1997	33%	33%	Philadelphia, PA	286	95
North Church Towers and Gardens	2009	100%	100%	Parma Heights, OH	399	399
One Franklin Town	1988	100%	100%	Philadelphia, PA	335	335

Real Estate Operating Portfolio as of December 31, 2015 - Residential Group - Apartments (continued)

Name	Date of Opening/ Acquisition/ Expansion	Legal Ownership (1)	Pro-Rata Ownership (2)	Location	Leasable Units (4)	Leasable Units at Pro-Rata % (4)
Consolidated Apartment Communities (continued)
Pavilion	1992	95%	95%	Chicago, IL	1,114	1,058
Perrytown Place	1973	17%	100%	Pittsburgh, PA	231	231
Presidio Landmark	2010	100%	100%	San Francisco, CA	161	161
Queenswood	1990	93%	93%	Corona, NY	296	276
River Lofts at Ashton Mill	2005	100%	100%	Cumberland, RI	193	193
Sky55	2006	100%	100%	Chicago, IL	411	411
Stratford Crossings	2007-2010	100%	100%	Wadsworth, OH	348	348
The Aster Town Center	2012	90%	90%	Denver, CO	85	77
The Continental	2013	90%	100%	Dallas, TX	203	203
The Met	1989	100%	100%	Los Angeles, CA	270	270
The Uptown	2008	25%	25%	Oakland, CA	665	268	(5)
The Wilson	2007	100%	100%	Dallas, TX	135	135
The Yards
Foundry Lofts	2011	80%	100%	Washington, D.C.	170	170
Twelve12	2014	80%	100%	Washington, D.C.	218	218
Town Center	2004/2007	90%	90%	Denver, CO	298	268
Winchester Lofts	2014-2015	65%	100%	New Haven, CT	158	158
Consolidated Apartment Communities Total					15,250	13,368

Real Estate Operating Portfolio as of December 31, 2015 - Residential Group - Apartments (continued)

Name	Date of Opening/ Acquisition/ Expansion	Legal Ownership (1)	Pro-Rata Ownership (2)	Location	Leasable Units (4)	Leasable Units at Pro-Rata % (4)
Unconsolidated Apartment Communities
3700M	2014	25%	25%	Dallas, TX	381	95
8 Spruce Street	2011/2012	26%	26%	Manhattan, NY	899	234
Big Creek	1996-2001	50%	50%	Parma Heights, OH	516	258
Camelot Towers	1967	50%	50%	Parma Heights, OH	151	76
Cobblestone Court Apartments	2006-2009	50%	50%	Painesville, OH	400	200
Copper Tree Apartments	1998	50%	50%	Mayfield Heights, OH	342	171
Deer Run	1987-1990	46%	46%	Twinsburg, OH	562	259
DKLB BKLN	2009/2010	51%	51%	Brooklyn, NY	365	186
Grand	1999	43%	43%	North Bethesda, MD	549	235
Hamptons	1969	50%	50%	Beachwood, OH	651	326
Hunter’s Hollow	1990	50%	50%	Strongsville, OH	208	104
Lenox Club	1991	48%	48%	Arlington, VA	386	183
Lenox Park	1992	48%	48%	Silver Spring, MD	407	193
Liberty Hills Apartments	1979-1986	50%	50%	Solon, OH	396	198
Pine Ridge Apartments	1967-1974, 2005-2007	50%	50%	Willoughby Hills, OH	1,309	655
Radian	2014	50%	50%	Boston, MA	240	120
Settler’s Landing Apartments	2000-2004	50%	50%	Streetsboro, OH	408	204
Surfside Towers	1970	50%	50%	Eastlake, OH	246	123
Tamarac	1990-2001	50%	50%	Willoughby, OH	642	321
Worth Street	2003	50%	50%	Manhattan, NY	331	166
Unconsolidated Apartment Communities Total					9,389	4,307

Real Estate Operating Portfolio as of December 31, 2015 - Residential Group - Apartments (continued)

Name	Date of Opening/ Acquisition/ Expansion	Legal Ownership (1)	Pro-Rata Ownership (2)	Location	Leasable Units (4)	Leasable Units at Pro-Rata % (4)
Unconsolidated Subsidized Senior Housing Apartments
Autumn Ridge Village	2002	100%	100%	Sterling Heights, MI	251	251
Bowin Place	1998	95%	95%	Detroit, MI	193	183
Brookpark Place	1976	100%	100%	Wheeling, WV	152	152
Buckeye Towers	1976	16%	16%	New Boston, OH	120	18
Burton Place	2000	90%	90%	Burton, MI	200	180
Cambridge Towers	2002	100%	100%	Detroit, MI	250	250
Canton Towers	1978	16%	16%	Canton, OH	199	31
Carl D. Perkins	2002	100%	100%	Pikeville, KY	150	150
Casa Panorama	1978	99%	99%	Panorama City, CA	154	152
Citizen’s Plaza	1981	9%	50%	New Kensington, PA	101	51
Connellsville Towers	1981	25%	21%	Connellsville, PA	111	24
Coraopolis Towers	2002	80%	80%	Coraopolis, PA	200	160
Donora Towers	2002	100%	100%	Donora, PA	103	103
Farmington Place	1980	100%	100%	Farmington, MI	153	153
Fenimore Court	1982	9%	50%	Detroit, MI	144	72
Fort Lincoln II	1979	45%	45%	Washington, D.C.	176	79
Fort Lincoln III & IV	1981	25%	25%	Washington, D.C.	306	76
Frenchtown Place	1975	17%	100%	Monroe, MI	151	151
Glendora Gardens	1983	2%	46%	Glendora, CA	105	48
Grove	2003	100%	100%	Ontario, CA	101	101
John Sale Manor	1977	7%	7%	Xenia, OH	118	8
Lakeland Place	1998	95%	95%	Waterford, MI	200	190
Lima Towers	1977	16%	16%	Lima, OH	200	31
Miramar Towers	1980	13%	100%	Los Angeles, CA	157	157
Noble Towers	1979	50%	50%	Pittsburgh, PA	133	67
North Port Village	1981	31%	31%	Port Huron, MI	251	77
Oceanpointe Towers	1980	13%	100%	Long Branch, NJ	151	151
Park Place Towers	1975	24%	100%	Mt. Clemens, MI	187	187
Pine Grove Manor	1973	19%	100%	Muskegon Township, MI	172	172
Plymouth Square Village	2003	100%	100%	Detroit, MI	280	280
Potomac Heights Apartments	1981	13%	100%	Keyser, WV	141	141
Riverside Towers	1977	10%	100%	Coshocton, OH	100	100
Shippan Place	1980	100%	100%	Stamford, CT	148	148
St. Mary’s Villa	2002	44%	44%	Newark, NJ	360	159
The Springs	1981	13%	100%	La Mesa, CA	129	129
Tower 43	2002	100%	100%	Kent, OH	101	101
Towne Centre Place	1975	18%	100%	Ypsilanti, MI	170	170
Village Center	1983	100%	100%	Detroit, MI	254	254

Real Estate Operating Portfolio as of December 31, 2015 - Residential Group - Apartments (continued)

Name	Date of Opening/ Acquisition/ Expansion	Legal Ownership (1)	Pro-Rata Ownership (2)	Location	Leasable Units (4)	Leasable Units at Pro-Rata % (4)
Unconsolidated Subsidized Senior Housing Apartments (continued)
Village Square	1978	100%	100%	Williamsville, NY	100	100
Ziegler Place	1978	100%	100%	Livonia, MI	141	141
Unconsolidated Subsidized Senior Housing Apartments Total					6,813	5,148
Unconsolidated Apartments Total					16,202	9,455
Combined Apartments Total					31,452	22,823
Federally Subsidized Housing (Total of 4 Buildings)					623
Total Apartment Units at December 31, 2015					32,075
Total Apartment Units at December 31, 2014					32,666

Real Estate Portfolio as of December 31, 2015 - Residential Group - Military Housing

Name	Date of Opening/ Acquisition/ Expansion	Legal Ownership (1)	Pro-Rata Ownership (2)	Location	Leasable Units (4)
Unconsolidated Military Housing (6)
Air Force Academy	2007-2011	50%	50%	Colorado Springs, CO	427
Marine Corp Base - Hawaii	2007-2014	1%	^	Kaneohe, HI	2,316
Marines Region - Hawaii (Under Construction)	2015-2018	1%	^	Honolulu, HI	260
Midwest Millington	2008-2011	1%	^	Memphis, TN	318
Navy Midwest	2006-2011	1%	^	Chicago, IL	1,401
Navy Region - Hawaii	2005-2011	1%	^	Honolulu, HI	4,472
Pacific Northwest Communities	2007-2011	20%	^	Seattle, WA	3,077
Pacific Northwest Communities - Phase II (Under Construction)	2015-2018	20%	^	Seattle, WA	367
Southern Group:
Arnold Air Force Base	2011-2013	100%	^^	Tullahoma, TN	22
Joint Base Charleston	2011-2013	100%	^^	Charleston, SC	345
Keesler Air Force Base	2011-2012	100%	^^	Biloxi, MS	1,184
Shaw Air Force Base	2011-2015	100%	^^	Sumter, SC	630
Unconsolidated Military Housing Total					14,819
Total Military Housing at December 31, 2015					14,819
Total Military Housing at December 31, 2014					14,559

(1)	Represents our actual equity ownership in the underlying property, rounded to the nearest whole percent.

(2)
Represents the percentage of income or loss allocation expected to be received during the reporting period based on the entity's capital structure. Amounts differ from legal ownership due to various scenarios, including but not limited to our right to preferred returns on our initial or disproportionate equity fundings, various tax credits and tax related structures. (Rounded to the nearest whole percent.)

(3)	On January 29, 2016, we closed on the creation of a joint venture with QIC, in which QIC acquired 51% of our equity ownership of Westchester’s Ridge Hill.

(4)	Represents 100% of the leasable units in the apartment community. Leasable units at Pro-Rata % represent the total leasable units multiplied by the Pro-Rata ownership percent.

(5)	Represents 25% of 530 market rate units and 100% of 135 affordable units.

(6)	On February 22, 2016, we completed the sale of all unconsolidated military housing entities.

^	Our share of residual cash flow ranges from 0-20% during the life cycle of the project.

^^	We do not share in any cash flow from operations. However, we are entitled to the return of our equity at the end of the 50-year lease term.

Item 3. Legal Proceedings
The Company is involved in various claims and lawsuits incidental to its business, and management and legal counsel believe these claims and lawsuits will not have a material adverse effect on the Company’s consolidated financial statements.
Item 4. Mine Safety Disclosures
Not applicable.
Pursuant to General Instruction G of Form 10-K, the following is included as an unnumbered item to Part I of the Form 10-K.
Executive Officers of the Registrant
The following list is included in Part I of this Report in lieu of being included in the Proxy Statement for the Annual Meeting of Shareholders to be held on May 25, 2016 (the “Annual Meeting”). The names and ages of and positions held by the executive officers of the Company are presented in the following list. Each individual has been appointed to serve for the period which ends on the date of the Annual Meeting.

Name	Age	Current Position
Charles A. Ratner (1)	74	Chairman of the Board of Directors
David J. LaRue	54	President, Chief Executive Officer and Director
Robert G. O’Brien	58	Executive Vice President and Chief Financial Officer
Duane F. Bishop	53	Executive Vice President and Chief Operating Officer
Charles D. Obert	50	Senior Vice President, Chief Accounting Officer and Corporate Controller
Geralyn M. Presti	60	Executive Vice President, General Counsel and Secretary
Bruce C. Ratner (1)	71	Executive Vice President and Director
James A. Ratner (1)	71	Executive Vice President - Development
Ronald A. Ratner (1)	68	Executive Vice President - Development and Director
Brian J. Ratner (1)	58	Executive Vice President and Director
Deborah Ratner Salzberg (1)	62	Executive Vice President and Director
Emily J. Holiday	39	Senior Vice President - Human Resources

•	Charles A. Ratner has been Chairman of the Board of Directors since June 2011. He previously served as Chief Executive Officer from June 1995 to June 2011 and President from June 1993 to June 2011.

•	David J. LaRue has been Chief Executive Officer and President since June 2011. He previously served as Executive Vice President and Chief Operating Officer from March 2010 to June 2011.

•	Robert G. O’Brien has been Executive Vice President and Chief Financial Officer since April 2008.

•
Duane F. Bishop has been Executive Vice President and Chief Operating Officer since January 1, 2016. He previously served as the Executive Vice President and Chief Operating Officer of the Company’s Commercial Group from 2011 to December 31, 2015 and Executive Vice President - Asset Management of the Company’s Commercial Group from 2007 to 2011.

•	Charles D. Obert has been Chief Accounting Officer and Senior Vice President since September 2011 and Corporate Controller since December 2007.

•	Geralyn M. Presti has been Executive Vice President since June 2012, Secretary since April 2008 and General Counsel since July 2002.

•
Bruce C. Ratner has been Executive Vice President since November 2006. He has been Chairman of Forest City Ratner Companies, a subsidiary of the Company, since April 2013. He previously served as Chief Executive Officer of Forest City Ratner Companies from 1987 to April 2013.

•	James A. Ratner has been Executive Vice President - Development since January 1, 2016 and Executive Vice President since March 1988.

•	Ronald A. Ratner has been Executive Vice President - Development since January 1, 2016 and Executive Vice President since March 1988.

•	Brian J. Ratner has been Executive Vice President since June 2001. He has been President of Forest City Texas, LLC, a subsidiary of the Company, since 2011.

•	Deborah Ratner Salzberg has been Executive Vice President since June 2013. She has been President of Forest City Washington, LLC, a subsidiary of the Company, since 2002.

•
Emily J. Holiday has been Senior Vice President - Human Resources since January 1, 2016. She previously served as Director - Talent Management from October 2014 through December 2015 and Vice President - Procurement from April 2011 to October 2014. Prior to joining Forest City in 2011, she served as Director, Capital Expenditures at The Goodyear Tire & Rubber Company.

(1)
Charles A. Ratner, James A. Ratner and Ronald A. Ratner are brothers. Bruce C. Ratner is first cousin to Charles A. Ratner, James A. Ratner, and Ronald A. Ratner. Brian J. Ratner and Deborah Ratner Salzberg are siblings.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The Company’s Class A and Class B common stock are traded on the New York Stock Exchange (“NYSE”) under the symbols FCEA and FCEB, respectively. At December 31, 2015 and 2014, the market price of the Company’s Class A common stock was $21.93 and $21.30, respectively, and the market price of the Company’s Class B common stock was $21.87 and $21.34, respectively. As of January 29, 2016, the number of registered holders of Class A and Class B common stock was 1,466 and 355, respectively.
The following tables summarize the quarterly high and low sales prices per share of the Company’s Class A and Class B common stock as reported by the NYSE and the dividends declared per common share:

	Quarter Ended
	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
Market price range of common stock
Class A
High	$23.73	$23.96	$25.88	$25.90
Low	$20.12	$19.34	$22.07	$20.68
Class B
High	$23.82	$23.83	$25.83	$25.81
Low	$19.97	$19.76	$22.50	$20.74
Quarterly dividends declared per common share Class A and Class B	$—	$—	$—	$—
	Quarter Ended
	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
Market price range of common stock
Class A
High	$21.90	$21.54	$20.23	$19.64
Low	$19.03	$18.90	$18.29	$17.53
Class B
High	$21.74	$21.30	$20.05	$19.65
Low	$19.20	$19.03	$18.31	$17.65
Quarterly dividends declared per common share Class A and Class B	$—	$—	$—	$—
To maintain our qualification as a REIT, we must annually distribute to our shareholders an amount equal to at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gains. We will commence paying regular distributions in 2016. The amount, timing and frequency of future distributions, however, will be at the sole discretion of our Board of Directors and will be declared based upon various factors, many of which are beyond our control, including, our financial condition and operating cash flows, the amount required to maintain REIT status and reduce any income and excise taxes that we otherwise would be required to pay, limitations on distributions in our existing and future debt instruments, our ability to utilize net operating losses to offset, in whole or in part, our distribution requirements, limitations on our ability to fund distributions using cash generated through our TRSs and other factors that our Board of Directors may deem relevant.
Prior to the taxable year ending December 31, 2016, our predecessor, Forest City Enterprises, Inc., operated as a C corporation. A REIT is not permitted to retain earnings and profits (“E&P”) accumulated during the periods when the company or its predecessor was taxed as a C corporation or accumulated by the company’s or its predecessor’s TRS not converted to a qualified REIT subsidiary. We must make one or more distributions to our shareholders that equals or exceeds our accumulated positive E&P.
On February 18, 2016, our Board of Directors declared a $0.10 per share cash dividend on our Class A and Class B common stock(“Common Stock”) based on the cumulative positive E&P of our predecessor. In addition, on February 18, 2016, in connection with our intention to elect REIT status for our taxable year ending December 31, 2016, the Board of Directors reinstated dividends declaring a $0.06 per share cash dividend on our Common Stock for the first quarter of 2016.The E&P cash dividend together with the first- quarter 2016 cash dividend will be payable on March 18, 2016, to shareholders of record at the close of business on March 4, 2016. There will be no Common Stock paid as part of these dividends.
For the three months ended December 31, 2015, there were no unregistered issuances of stock.

The following table reflects repurchases of Class A common stock for the three months ended December 31, 2015:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Amount that May Yet Be Purchased Under the Plans or Programs
Class A Common Stock
October 1 through October 31, 2015
Common Stock Repurchase Program (1)	—	$—	—	$100,000,000
Employee Transactions (2)	—	$—	—
November 1 through November 30, 2015
Common Stock Repurchase Program (1)	—	$—	—	$100,000,000
Employee Transactions (2)	2,606	$22.86	—
December 1 through December 31, 2015
Common Stock Repurchase Program (1)	—	$—	—	$100,000,000
Employee Transactions (2)	3,231	$22.22	—
Total
Common Stock Repurchase Program (1)	—	$—	—	$100,000,000
Employee Transactions (2)	5,837	$22.51	—

(1)
On November 18, 2015, our Board of Directors approved a $100,000,000 common stock repurchase program. The repurchase program authorizes us to repurchase shares of our Class A common stock and Class B common stock on the open market or otherwise in amounts and at such times and prices as our Chairman, Chief Executive Officer or Chief Financial Officer shall determine. The repurchase program has no set expiration date.

(2)	Class A common stock repurchased to satisfy the minimum tax withholding requirements relating to restricted stock vesting.

The following graph shows a comparison of cumulative total return for the period from January 31, 2011 through December 31, 2015 among the Company’s Class A and Class B Common Stock, Standard & Poor’s 500 Stock Index (“S&P 500®”) and the Dow Jones U.S. Real Estate Index. The cumulative total return is based on a $100 investment on January 31, 2011 and the subsequent change in market prices of the securities at each respective fiscal year end. It also assumes dividends, if applicable, were reinvested quarterly.

CUMULATIVE TOTAL RETURN
Based upon an initial investment of $100 on January 31, 2011 with dividends reinvested

$300
$250
$200
$150
$100
$50
$0
January - 11
January - 12
January - 13
December - 13
December - 14
December - 15
Forest City Realty Trust, Inc. Class A
Forest City Realty Trust, Inc. Class B
S&P 500®
Dow Jones US Real Estate

	Jan-11	Jan-12	Jan-13	Dec-13	Dec-14	Dec-15
Forest City Realty Trust Inc. Class A	$100	$78	$100	$113	$126	$130
Forest City Realty Trust Inc. Class B	$100	$79	$101	$113	$127	$130
S&P 500®	$100	$104	$122	$153	$174	$177
Dow Jones US Real Estate Index	$100	$109	$126	$124	$157	$161
For information with respect to securities authorized for issuance under equity compensation plans, see “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Item 6. Selected Financial Data
The Operating Results and per share amounts presented below have been reclassified for properties classified as discontinued operations during the periods presented. The following data should be read in conjunction with the Company’s financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) included elsewhere in this Form 10-K. The Company’s historical operating results may not be comparable to its future operating results.

	Years Ended		11 Months Ended	Years Ended
	December 31, 2015	December 31, 2014	December 31, 2013	January 31, 2013	January 31, 2012
	(in thousands, except share and per share data)
Operating Results:
Total revenues (1)	$978,231	$849,357	$893,740	$999,714	$973,463
Earnings (loss) from continuing operations attributable to Forest City Realty Trust, Inc. (1)	$531,552	$(7,862)	$34,595	$(16,779)	$(102,357)
Earnings (loss) from discontinued operations attributable to Forest City Realty Trust, Inc. (1)	(35,510)	267	(39,902)	53,204	15,871
Net earnings (loss) attributable to Forest City Realty Trust, Inc.	$496,042	$(7,595)	$(5,307)	$36,425	$(86,486)
Diluted Earnings per Common Share:
Earnings (loss) from continuing operations attributable to Forest City Realty Trust, Inc. (1)	$2.10	$(0.04)	$0.17	$(0.28)	$(0.70)
Earnings (loss) from discontinued operations attributable to Forest City Realty Trust, Inc. (1)	(0.13)	—	(0.20)	0.30	0.09
Net earnings (loss) attributable to Forest City Realty Trust, Inc.	$1.97	$(0.04)	$(0.03)	$0.02	$(0.61)
Weighted Average Diluted Shares Outstanding	250,848,286	198,480,783	194,031,292	172,621,723	168,170,650
Cash Dividend Declared per share-Class A and B Common Stock	$—	$—	$—	$—	$—

	December 31, 2015	December 31, 2014	December 31, 2013	January 31, 2013	January 31, 2012
	(in thousands)
Financial Position:
Consolidated assets	$9,993,009	$8,814,940	$8,952,025	$10,612,432	$10,504,283
Real estate, at cost (2)	9,613,342	8,328,987	8,475,571	10,026,010	9,646,870
Long-term debt, primarily nonrecourse mortgages and notes payable (2)	4,732,201	4,938,201	5,279,506	6,773,629	6,698,052

(1)
Adjusted for discontinued operations. See Note X – Assets and Liabilities Held for Sale and Discontinued Operations in the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for detailed information.

(2)	Includes applicable balances associated with assets and liabilities held for sale, land held for divestiture and development project held for sale.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Corporate Description
We principally engage in the ownership, development, management and acquisition of commercial and residential real estate and land throughout the United States. We have approximately $10.0 billion of consolidated assets in 24 states and the District of Columbia at December 31, 2015. Our core markets include Boston, Chicago, Dallas, Denver, Los Angeles, Philadelphia, and the greater metropolitan areas of New York City, San Francisco and Washington D.C. We have regional offices in Boston, Dallas, Denver, Los Angeles, New York City, San Francisco, Washington, D.C., and our corporate headquarters in Cleveland, Ohio.
We operate through five reportable operating segments. The Commercial Group, Residential Group and Land Development Group (collectively, the “Real Estate Groups”) represent four reportable operating segments:

•
Commercial Group owns, develops, acquires and operates regional malls, specialty/urban retail centers, office and life science buildings and mixed-use projects. Additionally, it operated Barclays Center, a sports and entertainment arena located in Brooklyn, New York, which is reported as a separate operating segment (“Arena”). The Arena, which was disposed of during January 2016, is classified as held for sale and reported in discontinued operations for all periods presented.

•
Residential Group owns, develops, acquires and operates residential rental properties, including upscale and middle-market apartments, adaptive re-use developments, for-sale condominium projects and subsidized senior housing. Additionally, it owns interests in entities that develop and manage military family housing, which was disposed of during February 2016.

•	Land Development Group acquires and sells both land and developed lots to residential, commercial and industrial customers at our Stapleton project in Denver, Colorado.
Corporate Activities is the other reportable operating segment, which includes our equity method investment in the Brooklyn Nets (the “Nets”), a member of the National Basketball Association (“NBA”), which was disposed of during January 2016. The Nets is reported in discontinued operations for all periods presented.

Significant milestones occurring during 2015 include:

•
Forest City Enterprises, Inc. completed the merger with Forest City Realty Trust, Inc. that was approved by shareholders in October 2015 and intends to elect real estate investment trust (“REIT”) status for its taxable year ending December 31, 2016;

•
Announced a new organizational structure effective concurrent with our REIT conversion. The new structure is organized around function (operations, development and support services) instead of our historical structure which was organized primarily around asset type (retail, office and apartments);

•
Entered into a new Credit Agreement which provides total available borrowings of $500,000,000 and contains an accordion provision, subject to bank approval, allowing us to increase total available borrowings to $750,000,000. The Credit Agreement contains improved pricing and removes the restriction on the amount of dividends we may declare and pay;

•
Issued 37,375,000 shares of our Class A common stock in May 2015, which included the underwriters’ exercise of their over-allotment option in full, in an underwritten public offering at a price of $22.50 per share. We received net proceeds of $806,500,000 after deducting underwriting discounts, commissions and other offering expenses;

•
Closed on the share purchase and redemption agreement with our partner to acquire its 49% equity interest in seven life science office properties and two parking facilities at University Park at MIT, a mixed-use life science office campus in Cambridge, Massachusetts, using $386,156,000 of the net proceeds from the May 2015 equity offering. Subsequent to the transaction, we own 100% of these assets;

•	Retired nonrecourse mortgage debt and revolving credit facility borrowings using substantially all of the remaining net proceeds from the May 2015 equity offering;

•
Entered into separate, privately negotiated exchanges of $49,875,000, $195,474,000 and $183,645,000 aggregate principal amount of our 5.00% Senior Notes due 2016 (“2016 Senior Notes”), 4.25% Senior Notes due 2018 and 3.625% Senior Notes due 2020 for 19,967,053 shares of Class A common stock and cash payments of $66,849,000 in the aggregate;

•	Terminated and settled the convertible note hedge associated with the 2016 Senior Notes and received cash proceeds of $17,818,000 and 258,350 shares of Class A common stock;

•
Completed the sale of Skylight Office Tower, an office building located in Cleveland, Ohio. The sale generated net cash proceeds of $34,944,000. This disposition is part of our strategy to sell operating assets in non-core markets;

•
Acquired our partner’s 50% equity ownership interest in three operating apartment communities located in Northeast Ohio in exchange for our 50% equity ownership in five operating apartment communities located in Northeast Ohio in a non-cash transaction. Subsequent to the transaction, we own 100% of the three retained operating apartment communities;

•	Acquired 500 Sterling Place, a 77 unit apartment community in Brooklyn, New York;

•	Completed the phased opening of Winchester Lofts, an apartment community in New Haven, Connecticut;

•	Began the phased opening of Aster Town Center North and Kapolei Lofts, apartment communities in Denver, Colorado and Kapolei, Hawaii, respectively;

•	Commenced construction at:

◦	38 Sixth Ave, an apartment community located at our Pacific Park Brooklyn project in Brooklyn, New York;

◦	Broadway and Hill, an apartment community in Los Angeles, California;

◦	Town Center Wrap, an apartment community in Denver, Colorado;

◦	Hudson Exchange, an apartment community in Jersey City, New Jersey;

◦	550 Vanderbilt, a for-sale condominium community located at our Pacific Park Brooklyn project in Brooklyn, New York; and

◦	The Bridge at Cornell Tech, an office building in Roosevelt Island, New York;

•
Commenced construction and contributed Museum Towers II, an apartment community in Philadelphia, Pennsylvania, into our residential strategic capital partnership with Arizona State Retirement System (“ASRS”); and

•	Closed $601,703,000 in nonrecourse mortgage financing transactions.

In addition, subsequent to December 31, 2015, we achieved the following significant milestone:

•
Completed the sale of Barclays Center and the Nets. The sales price for our equity interest in Barclays Center was $162,600,000, generating cash proceeds of $70,000,000 ($54,000,000, net of estimated transaction costs) and a note receivable of $92,600,000, which bears interest at 4.50% per annum and matures in 2019. The sales price for our equity interest in the Nets was $125,100,000 payable entirely in the form of a note receivable which bears interest at 4.50% per annum and matures on 2021;

•
Entered into a joint venture agreement with outside partners, affiliated entities of QIC, one of the largest institutional investment managers in Australia. The outside partner invested in and received 51% of our equity interests in Westchester’s Ridge Hill, a formerly wholly owned regional mall in Yonkers, New York. We received net cash proceeds of approximately $83,000,000 along with the buyer assuming debt of $169,369,000, representing 51% of the nonrecourse mortgage debt of the property;

•	Completed the sale of our interests in entities that develop and manage military family housing. The sale generated net cash proceeds of approximately $200,000,000;

•
Completed the sale of 625 Fulton Avenue, a development site in Brooklyn, New York adjacent to our DKLB BKLN apartment community. The sale generated net cash proceeds of $152,000,000, of which the remaining $58,000,000 is expected to be received in April 2016;

•
Executed a master purchase and sale agreement for the sale of our interests in 47 federally assisted housing apartment communities, including 44 unconsolidated investments described in the property listing as unconsolidated senior subsidized housing apartments and Brookview Place, Cedar Place and Perrytown Place, consolidated apartment communities. The individual properties are expected to close separately beginning in the second quarter of 2016, with all closings expected to be completed by the fourth quarter of 2016. These sales are expected to generate net cash proceeds of approximately $65,000,000; and

•	The MSCI US REIT Index (RMZ) announced that our Class A Common Stock has been added to the MSCI US REIT Index, effective after market close on February 29, 2016.

Critical Accounting Policies
Our consolidated financial statements include all majority-owned subsidiaries where we have financial or operational control and variable interest entities (“VIEs”) where we are deemed to be the primary beneficiary. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires us to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and related notes. In preparing these financial statements, we have identified certain critical accounting policies which are subject to judgment and uncertainties. We have used our best judgment to determine estimates of certain amounts included in the financial statements as a result of these policies, giving due consideration to materiality. As a result of uncertainties surrounding these events at the time the estimates are made, actual results could differ from these estimates causing adjustments to be made in subsequent periods to reflect more current information. The accounting policies we believe contain uncertainties that are considered critical to understanding the consolidated financial statements are discussed below. Management reviews and discusses these policies, and have also discussed them with our Audit Committee of the Board of Directors.
Fiscal Years
We changed our year-end to December 31 from January 31, effective December 31, 2013. The years 2015, 2014 and 2013 refer to the years ended December 31, 2015 and 2014 and the 11 months ended December 31, 2013, respectively.
Acquisition of Rental Properties
We do periodically acquire operating properties as a method to accelerate growth and may elect to be more active in this area in the future. Our most common method of acquisition is acquiring our joint venture partners interest in an individual property or a group of properties. Upon acquisition of a rental property, the purchase price is allocated to net tangible and identified intangible assets acquired based on estimated fair values. Above-market and below-market in-place lease values are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) our estimated fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. Above-market lease values are amortized as a reduction of rental revenues (or rental expense for ground leases in which we are the lessee) over the remaining non-cancelable terms of the respective leases. Below-market lease values are amortized as an increase to rental revenues (or rental expense for ground leases in which we are the lessee) over the remaining non-cancelable terms of the respective leases, including any fixed-rate renewal periods that are probable of being exercised. For our below-market lease and in-place lease intangibles remaining at December 31, 2015 and 2014, we assumed fixed rate renewals for the in-place leases deemed to be below market and includes the assumed renewals in the calculation of intangible asset values and related amortization period.

Intangible assets also include amounts representing the value of tenant relationships and in-place leases based on our evaluation of each tenant’s lease and our overall relationship with the respective tenant. We estimate the cost to execute leases with terms similar to in-place leases, including leasing commissions, legal and other related expenses. This intangible asset is amortized to expense over the remaining term of the respective lease. Our estimates of value are made using methods similar to those used by independent appraisers or by using independent appraisals. Factors considered by us in this analysis include an estimate of the carrying costs during the expected lease-up periods, current market conditions and costs to execute similar leases. In estimating carrying costs, we include real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods, which primarily range from three to twelve months. We also consider information obtained about each property as a result of our pre-acquisition due diligence, marketing and leasing activities in estimating the fair value of the tangible and intangible assets acquired. We also use the information obtained as a result of our pre-acquisition due diligence in considering any conditional asset retirement obligations, and when necessary, will record a conditional asset retirement obligation as part of our purchase price. The value of in-place leases is amortized over the remaining non-cancelable term of the respective leases and any fixed-rate renewal periods deemed probable.
When calculating the estimated value to assign to a tenant relationship intangible asset, we estimate the likelihood a lessee will execute a lease renewal and other factors relative to the relationship. In determining the likelihood of lease renewal, we utilize a probability weighted model based on many factors. Other qualitative factors related to the relationship we consider include, but are not limited to, the nature and extent of the business relationship with the tenant, growth prospects for developing new business with the tenant and the tenant’s credit quality. The value of tenant relationship intangibles is amortized over the remaining initial lease term and expected renewals, but in no event longer than the remaining depreciable life of the building.
In the event a lease is terminated, the unamortized portion of each related intangible is charged to income or expense, as applicable.
Allowance for Doubtful Accounts
Allowances against our notes and accounts receivables are based on management’s estimate of amounts that will not be realized from cash receipts or any applicable collateral in subsequent periods. If our estimate of expected future cash flows does not accurately reflect actual events, our allowance may be over or understated. Management exercises judgment in establishing these allowances and considers payment history and current credit status in developing these estimates.
We also maintain an allowance for receivables arising from the straight-lining of rents. This receivable arises from earnings recognized in excess of amounts currently due under lease agreements. The allowance against our straight-line rent receivable is based on historical experience with early lease terminations as well as specific review of significant tenants and tenants having known financial difficulties. There is a risk our estimate of the expected activity of current tenants may not accurately reflect future events. If the estimate does not accurately reflect future tenant vacancies, the allowance for straight-line rent receivable may be over or understated.
Variable Interest Entities
The accounting guidance for consolidation of VIEs requires an ongoing reassessment to determine whether a variable interest gives a company a controlling financial interest in a VIE. We continually reassess whether or not we have (a) the power to direct the activities that most significantly affect the VIE’s economic performance and (b) the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. We also perform continuous reassessments of our primary beneficiary status rather than event-driven assessments. These assessments, by their nature, require significant judgment. See the “New Accounting Guidance” section of Note A – Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for additional information.
Noncontrolling Interest
Interests held by partners in consolidated entities are reflected in noncontrolling interest, which represents the noncontrolling interests’ share of the underlying net assets of our consolidated subsidiaries. Noncontrolling interest that is not redeemable is reported in the equity section of the Consolidated Balance Sheets.
Noncontrolling interests where we may be required to repurchase the noncontrolling interest at fair value under a put option or other contractual redemption requirement are reported in the mezzanine section of the Consolidated Balance Sheets, as redeemable noncontrolling interest. We adjust the redeemable noncontrolling interest to redemption value (which approximates fair value) at each balance sheet date with changes recognized as an adjustment to additional paid-in capital. In the event the historical cost of the redeemable noncontrolling interest, which represents initial cost, adjusted for contributions, distributions and the allocation of profits or losses, is in excess of estimated fair value, we record the redeemable noncontrolling interest at historical cost. As of January 29, 2016, the entire redeemable noncontrolling interest was extinguished in connection with the sale of Barclays Center.
Recognition of Revenues
Rental – Lease terms in retail centers and office buildings generally range from 1 to 30 years, excluding leases with certain anchor tenants, which typically are longer. Minimum rents are recognized on a straight-line basis over the non-cancelable term of the lease, which include the effects of rent steps and rent abatements under the leases. Overage rents are recognized after sales thresholds have been achieved. Residential lease terms are generally one year.

Tenant Recoveries – Reimbursements from commercial tenants for common area maintenance, taxes, insurance and other commercial property operating expenses as provided in the lease agreements are recognized in the period the applicable costs are incurred.
Service and Management Fees – Management, leasing, finance, development and other service fee revenue is recognized in the period in which the services are performed. Revenues and profit on long-term fixed-price contracts are recorded using the percentage-of-completion method. Revenues on reimbursable cost-plus fee contracts are recorded in the amount of the accrued reimbursable costs plus proportionate fees at the time the costs are incurred.
Parking and Other – Revenues derived from monthly and transient tenant parking and other revenue is recognized in the period the services are performed.
Arena (reported in discontinued operations) – The Arena naming rights agreement commenced with the opening of the Arena, has a 20 year term and is subject to certain extension rights. Arena naming rights revenue is recognized on a straight-line basis over the term of the agreement.
Arena founding partner and sponsor agreements entitle the parties to certain sponsorship, promotional, media, hospitality and other rights and entitlements. These agreements expire at various terms ranging from one to seven years and revenue is recognized on a straight-line basis over the term of the agreements.
Arena suite licenses entitle the licensee to the use of a luxury suite in the Arena. The terms of the suite license agreements range from one to seven years. Revenue is recognized on a straight-line basis over the term of the agreements.
Ticketing fee revenue is based on the Arena’s share of ticket sale fees in accordance with an agreement with Ticketmaster. Revenue from ticketing fees is deferred and recognized upon settlement of the related event.
Land Sales – Sales of land to residential, commercial and industrial customers, primarily at our Stapleton project, and sales of commercial and residential outlots adjacent to our operating property portfolio are recognized at closing or upon completion of all conditions precedent to the sales contract (whichever is later).
Military Housing – Property management and asset management fees are earned based on a contractual percentage of the annual net rental income and annual operating income, respectively, generated by the military housing projects as defined in the agreements. Additional property management incentive fees are recognized based upon successful completion of criteria set forth in the property management agreements.
Development fees are earned based on a contractual percentage of the actual development costs incurred. Additional development incentive fees are recognized based upon successful completion of criteria, such as incentives to realize development cost savings, encourage small and local business participation, comply with specified safety standards and other project management incentives as specified in the development agreements.
Construction management fees are earned based on a contractual percentage of the actual construction costs incurred. Additional construction incentive fees are recognized based upon successful completion of certain criteria as set forth in the construction contracts.
Real Estate Sales and Assets Held for Sale
The specific timing of a sale transaction and recognition of profit is measured against various criteria in the real estate sales accounting guidance covering the terms of the transaction and any continuing involvement in the form of management or financial assistance associated with the property. If the sales criteria are not met, we defer gain recognition and accounts for the transaction by applying the deposit, finance, installment or cost recovery methods, as appropriate.
Prior to the adoption of new accounting guidance on discontinued operations in April 2014, typically all consolidated operating properties sold or classified as held for sale met the requirements to be reported as a discontinued operation. The new accounting guidance on discontinued operations significantly increased the threshold for a property to be classified as a discontinued operation. As a result, our number of disposed or held for sale assets classified as a discontinued operation significantly decreased from previous periods.
The determination of when an asset qualifies as held for sale continues to require significant judgment. We consider various factors when evaluating whether an asset qualifies as held for sale including, among others, whether the potential sale is approved by management, the status of any marketing efforts, interest from potential buyers, the status of any sale negotiations and the probability of whether the asset will be sold in twelve months. We typically do not classify assets as held for sale until a purchase and sale agreement is signed and the majority of the contingencies are satisfied. Each potential sale is evaluated based on its separate facts and circumstances.
Recognition of Expenses
Property Operating and Management – Expenses incurred at the operating property level and general business unit expenses, including non-capitalizable development costs and management and service company expenses, are recognized as incurred.
Real Estate Taxes – Real estate taxes on operating properties are recognized over the applicable tax period. Real estate taxes during active development and construction are capitalized as a project cost.

Ground Rent – Expenses related to ground leases are recognized using the straight-line method over the non-cancelable lease term. Participation payments triggered by defined events within the respective lease agreements such as refinancings, sales or other capital transactions are expensed when incurred. Ground rent during active development and construction is capitalized as a project cost.
Arena Operating (reported in discontinued operations) – Operating expenses related to the Arena are recognized as incurred.
Cost of Land Sales – Cost of land associated with land sales is recognized in the same period as the respective revenue from the sale qualifies for recognition.
Military Housing – Operating expenses related to the Military Housing are recognized as incurred.
Corporate General and Administrative – Expenses related to our Corporate segment are recognized as incurred.
REIT Conversion and Reorganization Costs– Expenses related to our conversion to REIT status and reorganization costs are recognized as incurred.
Depreciation and Amortization
Depreciation and amortization is generally computed using the straight-line method over the estimated useful life of the asset. The estimated useful lives of buildings (other than the Arena) and certain first generation tenant allowances considered by management as a component of the building are 40 to 50 years. The estimated useful life of the Arena is 34.5 years, reflecting the ground leases on which the Arena was built. Subsequent tenant improvements and those first generation tenant allowances not considered a component of the building are amortized over the lesser of the remaining useful life of the asset or the term of the tenant’s lease. This estimated life is based on the length of time the asset is expected to generate positive operating cash flows. Actual events and circumstances can cause the life of the building and tenant improvement to be different than the estimates made. Additionally, lease terminations can affect the economic life of the tenant improvements.
Cost Capitalization
Major improvements and tenant improvements determined to be our assets are capitalized and expensed through depreciation charges. Tenant improvements qualifying as lease inducements are capitalized into other assets and amortized as a reduction of rental revenues over the term of the tenant’s lease. Repairs, maintenance and minor improvements are expensed as incurred.
A variety of costs are incurred in the development and leasing of properties. After determination is made to capitalize a cost, it is allocated to the specific component of the benefited project. Determination of when a development project is substantially complete and when capitalization must cease involves judgment. Our capitalization policy on development properties is based on accounting guidance for the capitalization of interest cost and accounting guidance for costs and the initial rental operations of real estate properties. The costs of land and buildings under development include specifically identifiable costs. The capitalized costs include pre-construction costs essential to the development of the property, development costs, construction costs, interest costs, real estate taxes, salaries and related costs and other costs incurred during the period of development. We consider a construction project as substantially complete and held available for occupancy upon the completion of tenant improvements, but no later than one year from cessation of major construction activity. We cease capitalization on any portion substantially completed and occupied or held available for occupancy, and capitalize only those costs associated with the portion under construction. Costs and accumulated depreciation applicable to assets retired or sold are removed from the respective accounts and any resulting gains or losses are reported in the Consolidated Statements of Operations.
Impairment of Real Estate
We review our real estate for impairment whenever events or changes indicate our carrying value may not be recoverable. Impairment indicators include, but are not limited to, significant decreases in property net operating income, significant decreases in occupancy rates, the physical condition of the property and general economic conditions. A property’s value is impaired if the aggregate future cash flows (undiscounted and without interest charges) to be generated are less than the carrying value of the property. In addition, the undiscounted cash flows may consider a probability-weighted cash flow estimation approach when alternative courses of action to recover the carrying amount of a long-lived asset are under consideration or a range is estimated at the balance sheet date. Significant estimates are made in the determination of future undiscounted cash flows including future net operating income, estimated hold periods, probability of alternative courses of action, risk of foreclosure and estimated cash proceeds received upon disposition of the asset. To the extent an impairment has occurred, the loss will be measured as the excess of the carrying amount of the property over the estimated fair value of the property. Determining fair value of real estate involves significant judgments and estimates including timing and amounts of expected cash flows, discount rates, capitalization rates and comparable sales data. Changes to these estimates could affect whether or not an impairment charge would be required and/or the amount of impairment charges recognized.

Impairment of Unconsolidated Entities
We review our portfolio of unconsolidated entities for other-than-temporary impairments whenever events or changes indicate our carrying value in the investments may be in excess of fair value. A loss in value of an equity method investment which is other-than-temporary is recognized as an impairment of unconsolidated entities. This determination is based upon the length of time elapsed, severity of decline, possible recovery period and other relevant facts. Determining fair value of a real estate investment and whether or not a loss is other-than-temporary involves significant judgments and estimates. Examples of these estimates include timing and amounts of expected cash flows, discount rates, capitalization rates and comparable sales data. Changes to these estimates could affect whether or not an impairment charge would be required and/or the amount of impairment charges recognized.
Historic and New Market Tax Credit Entities
We have investments in properties that have received, or we believe are entitled to receive, historic preservation tax credits on qualifying expenditures under Internal Revenue Code (“IRC”) section 47 and new market tax credits on qualifying investments in designated community development entities (“CDEs”) under IRC section 45D, as well as various state credit programs, including participation in the New York State Brownfield Tax Credit Program, which entitles the members to tax credits based on qualified expenditures at the time those qualified expenditures are placed in service. We typically enter into these investments with sophisticated financial investors. In exchange for the financial investors’ initial contribution into the investment, the financial investor is entitled to substantially all of the benefits derived from the tax credit. Typically, these arrangements have put/call provisions (which range up to seven years) whereby we may be obligated (or entitled) to repurchase the financial investors’ interest. We have consolidated each of these entities in our consolidated financial statements and have included these investor contributions in accounts payable, accrued expenses and other liabilities.
We guarantee to the financial investor that in the event of a subsequent recapture by a taxing authority due to our noncompliance with applicable tax credit guidelines, we will indemnify the financial investor for any recaptured tax credits. We initially record a liability for the cash received from the financial investor. We generally record income upon completion and certification of the qualifying development expenditures for historic preservation tax credits and upon certification of the qualifying investments in designated CDEs for new market tax credits, resulting in an adjustment of the liability at each balance sheet date to the amount that would be paid to the financial investor based upon the tax credit compliance regulations, which range from 0 to 7 years. Income related to the sale of tax credits is recorded in interest and other income.

Results of Operations

Net Operating Income
Net Operating Income (“NOI”), a non-GAAP measure, reflects our share of the core operations of our rental real estate portfolio, prior to any financing activity. NOI is defined as revenues less operating expenses of consolidated and unconsolidated subsidiaries within our Commercial Group and our Residential Group, except for revenues and cost of sales associated with sales of land held in these segments. The activities of the Land Development Group and Corporate Activities do not involve the operations of our rental property portfolio and therefore are not included in NOI.
Our historical NOI was calculated based on an entire company perspective rather than focusing on the core operations of our rental real estate portfolio. It included amounts associated with the Land Development Group and Corporate Activities, all of which are now excluded to arrive at our new rental real estate portfolio property NOI measure. In addition, we evaluated revenue and expense items in the Commercial and Residential segments and determined straight-line rent adjustments should be included in NOI (previously excluded) and land sales less cost of land sales, interest and other income and write-offs of abandoned development projects should be excluded (previously included). We believe the current NOI calculation provides a financial measure that better reflects the ongoing operating performance of our rental property portfolio and aligns our NOI reporting closer to that of our peers. Prior periods were adjusted for comparability purposes.
We believe NOI provides important information about our core operations and, along with earnings, is necessary to understand our business and operating results. A reconciliation between NOI and Earnings (Loss) Before Income Taxes, the most comparable financial measure calculated in accordance with GAAP, is presented below. Although NOI is not presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”), investors can use this non-GAAP measure as supplementary information to evaluate our business. NOI is not intended to be a performance measure that should be regarded as an alternative to, or more meaningful than, our GAAP measures and may not be directly comparable to similarly-titled measures reported by other companies.

Reconciliation of Earnings (Loss) Before Income Taxes (GAAP) to Net Operating Income (non-GAAP) (in thousands):

	Years Ended				11 Months Ended
	December 31, 2015		December 31, 2014		December 31, 2013
Loss before income taxes (GAAP)		$(65,051)		$(103,486)		$(111,281)
Equity in earnings	$22,313		$40,792		$42,197
Exclude non-NOI activity from unconsolidated entities:
Land and non-rental activity, net	(3,756)		(284)		2,192
Interest and other income	(1,779)		(883)		(453)
Write offs of abandoned development projects	10,191		—		—
Depreciation and amortization	88,455		92,140		74,690
Interest expense and extinguishment of debt	98,166		113,938		98,670
Total NOI from unconsolidated entities	$213,590	213,590	$245,703	245,703	$217,296	217,296
Land sales		(79,169)		(68,102)		(67,057)
Cost of land sales		31,413		23,457		35,638
Land Development Group other revenues		(8,254)		(9,758)		(5,412)
Land Development Group operating expenses		9,753		10,650		10,481
Corporate general and administrative expenses		48,374		45,419		45,021
REIT conversion and reorganization costs		48,125		5,697		—
Write-offs of abandoned development projects and demolition costs		9,534		1,655		40,414
Interest and other income		(37,739)		(42,780)		(52,283)
Interest expense		157,166		194,176		250,822
(Gain) loss on extinguishment of debt		65,086		1,179		(4,549)
Net loss on disposition of partial interest in development project		—		20,298		—
Net gain on disposition of full or partial interest in rental properties		(1,746)		(30,281)		(496,092)
Net gain on change in control of interests		(486,279)		(230,660)		(2,762)
Impairment of real estate		451,434		277,095		421,361
Net loss on land held for divestiture activity		—		—		7,382
Depreciation and amortization		252,925		196,167		239,823
Amortization of mortgage procurement costs		7,549		7,797		7,746
Net operating income (Non-GAAP)		$616,711		$544,226		$536,548

Net Operating Income by Product Type
Full Consolidation (dollars in thousands)

Year Ended December 31, 2015	Year Ended December 31, 2014	11 Months Ended December 31, 2013

NOI by Product Type	$649,500	NOI by Product Type	$584,291	NOI by Product Type	$572,192
Military Housing	26,614	Military Housing	23,020	Military Housing	20,449
Straight-line rent adjustments	4,580	Straight-line rent adjustments	5,525	Straight-line rent adjustments	20,073
Participation payments	(1,013)	Participation payments	(2,544)	Participation payments	(2,801)
Other (2)	(62,970)	Other (2)	(66,066)	Other (2)	(73,365)
Grand Total NOI	$616,711	Grand Total NOI	$544,226	Grand Total NOI	$536,548

(1)	Includes limited-distribution subsidized senior housing.

(2)	Includes hotel activity, non-capitalizable development costs and unallocated management and service company overhead.

Comparable NOI
We use comparable NOI as a metric to evaluate the performance of our multifamily, office and retail properties. This measure provides a same-store comparison of operating results of all stabilized properties that are open and operating in all periods presented. Non-capitalizable development costs and unallocated management and service company overhead are not directly attributable to an operating property and are considered non-comparable NOI. In addition, certain income and expense items at the property level, such as lease termination income, real estate tax assessments or rebates and NOI impacts of changes in ownership percentages, are excluded from comparable NOI and are considered non-comparable NOI. Retained operating properties considered non-comparable are disclosed in the Segment Operating Results of the MD&A of this 10-K. Other properties and activities such as Arena, subsidized senior housing, military housing, straight-line rent adjustments and participation payments as a result of refinancing transactions are not evaluated on a comparable basis and the NOI from these properties and activities is considered non-comparable NOI.
Comparable NOI is an operating statistic defined as NOI from stabilized properties operated in all periods presented, net of noncontrolling interests. Comparable NOI is useful because it measures the performance of the same properties on a period-to-period basis and is used to assess operating performance and resource allocation of the operating properties. While property dispositions, acquisitions or other factors impact net earnings in the short term, we believe comparable NOI presents a more consistent view of the overall performance of our operating portfolio from period to period.
The following is a reconciliation of comparable NOI to total NOI.

	Net Operating Income (in thousands)
	Year Ended December 31, 2015			Year Ended December 31, 2014
Full Consolidation	Comparable	Non-Comparable	Total	Comparable	Non-Comparable	Total
Retail	$171,823	$12,528	$184,351	$163,511	$15,738	$179,249
Office	238,925	19,883	258,808	227,491	5,949	233,440
Apartments	164,678	23,822	188,500	156,570	(1,223)	155,347
Subsidized Senior Housing	—	17,841	17,841	—	16,255	16,255
Military Housing	—	26,614	26,614	—	23,020	23,020
Straight-line rent adjustments	—	4,580	4,580	—	5,525	5,525
Participation payments	—	(1,013)	(1,013)	—	(2,544)	(2,544)
Other	—	(62,970)	(62,970)	—	(66,066)	(66,066)
Grand Total	$575,426	$41,285	$616,711	$547,572	$(3,346)	$544,226

	Years Ended December 31,
Comparable NOI (net of Noncontrolling Interests (“NCI”))	2015	2014	% Change
	(in thousands)
Retail Comparable NOI	$171,823	$163,511
NOI attributable to NCI	—	—
Subtotal Retail	171,823	163,511	5.1%

Office Comparable NOI	238,925	227,491
NOI attributable to NCI	(9,805)	(9,151)
Subtotal Office	229,120	218,340	4.9%

Apartments Comparable NOI	164,678	156,570
NOI attributable to NCI	(11,131)	(9,978)
Subtotal Apartments	153,547	146,592	4.7%

Grand Total Comparable NOI (net of NCI)	$554,490	$528,443	4.9%

FFO
We believe Funds From Operations (“FFO”), along with net earnings, provides additional information about our core operations. While property dispositions, acquisitions or other factors impact net earnings in the short-term, we believe FFO presents a more consistent view of the overall financial performance of our business from period-to-period since the core of our business is the recurring operations of our portfolio of real estate assets. FFO is used by the chief operating decision maker and management to assess operating performance and resource allocations.
The majority of our peers in the publicly traded real estate industry are REITs and report operations using FFO as defined by the National Association of Real Estate Investment Trusts (“NAREIT”). Although we did not operate as a REIT for the periods presented, management believes it is important to publish this measure to allow for easier comparison of our performance to our peers. The major difference between us and our REIT peers is that we were a taxable entity and any taxable income we generated could result in payment of federal or state income taxes. Our REIT peers typically do not pay federal or state income taxes on their qualified REIT investments, but distribute a significant portion of their taxable income to shareholders. Due to our effective tax management policies, we have not historically been a significant payer of income taxes. This has allowed us to retain our internally generated cash flows but has also resulted in large non-cash expenses for deferred taxes as required by GAAP.
FFO is defined by NAREIT as net earnings excluding the following items at our proportional share: i) gain (loss) on full or partial disposition of rental properties, divisions and other investments (net of tax); ii) non-cash charges for real estate depreciation and amortization; iii) impairment of depreciable real estate (net of tax); and iv) cumulative or retrospective effect of change in accounting principle (net of tax).
In connection with our conversion to REIT status, we were required to reverse our net deferred tax liabilities related to our subsidiaries that will be held as qualified REIT investments of $588,607,000 during the three months ended December 31, 2015, which we have excluded from our December 31, 2015 FFO calculation. See Note W – Income Taxes in the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for additional information.
The table below reconciles net earnings (loss), the most comparable GAAP measure, to FFO, a non-GAAP measure.

	Years Ended		11 Months Ended
	December 31, 2015	December 31, 2014	December 31, 2013
	(in thousands)
Net earnings (loss) attributable to Forest City Realty Trust, Inc.	$496,042	$(7,595)	$(5,307)
Depreciation and Amortization—Real Estate Groups (2)	337,740	296,382	335,597
Gain on disposition of full or partial interests in rental properties	(22,039)	(110,717)	(600,393)
Impairment of depreciable rental properties	447,587	278,222	95,372
Income tax expense (benefit) adjustments — current and deferred (3)
Gain on disposition of full or partial interests in rental properties	8,549	44,988	233,980
Impairment of depreciable rental properties	(173,590)	(106,691)	(36,988)
One-time adjustment to deferred taxes related to REIT conversion	(588,607)	—	—
FFO attributable to Forest City Realty Trust, Inc.	$505,682	$394,589	$22,261

FFO Per Share - Diluted
Numerator (in thousands):
FFO attributable to Forest City Realty Trust, Inc.	$505,682	$394,589	$22,261
If-Converted Method (adjustments for interest, net of tax):
5.000% Notes due 2016	415	1,530	—
4.250% Notes due 2018	5,646	9,106	—
3.625% Notes due 2020	3,754	6,657	—
FFO for per share data	$515,497	$411,882	$22,261
Denominator:
Weighted average shares outstanding—Basic	237,559,598	198,480,783	193,465,572
Effect of stock options, restricted stock and performance shares	2,407,276	1,747,484	1,584,402
Effect of convertible preferred stock	—	—	88,637
Effect of convertible debt	17,920,119	32,138,215	—
Effect of convertible 2006 Class A Common Units	2,667,712	3,261,070	3,646,755
Weighted average shares outstanding - Diluted (1)	260,554,705	235,627,552	198,785,366
FFO Per Share	$1.98	$1.75	$0.11

(1)
For the 11 months ended December 31, 2013, weighted-average shares issuable upon the conversion of convertible debt of 30,111,952 were not included in the computation of diluted FFO per share because their effect is anti-dilutive under the if-converted method. As a result, an adjustment to FFO for interest expense of $14,019,000 related to these securities is not required.

(2)	The following table provides detail of depreciation and amortization:

	Years Ended		11 Months Ended
	December 31, 2015	December 31, 2014	December 31, 2013
	(in thousands)
Full Consolidation	$252,925	$196,167	$239,823
Non-Real Estate	(4,500)	(4,761)	(4,474)
Real Estate Groups Full Consolidation	248,425	191,406	235,349
Real Estate Groups related to noncontrolling interest	(16,069)	(4,828)	(3,571)
Real Estate Groups Unconsolidated	85,345	88,923	71,769
Real Estate Groups Discontinued Operations	20,039	20,881	32,050
Real Estate Groups at our Proportional Share	$337,740	$296,382	$335,597

(3)	The following table provides detail of income tax expense (benefit):

	Years Ended		11 Months Ended
	December 31, 2015	December 31, 2014	December 31, 2013
	(in thousands)
Income tax expense (benefit) on FFO
Operating Earnings:
Current taxes	$(4,637)	$(49,150)	$(75,284)
Deferred taxes	154,688	105,739	(120,579)
Total income tax expense (benefit) on FFO	150,051	56,589	(195,863)

Income tax expense (benefit) on non-FFO
Disposition of full or partial interests in rental properties:
Current taxes	$5,975	$59,111	$81,925
Deferred taxes	2,574	(14,123)	152,055
Disposition of full or partial interests in rental properties	8,549	44,988	233,980

Impairment of depreciable rental properties - deferred taxes	(173,590)	(106,691)	(36,988)
One-time adjustment to deferred taxes related to REIT conversion	(588,607)	—	—
Total income tax expense (benefit) on non-FFO	(753,648)	(61,703)	196,992
Grand Total	$(603,597)	$(5,114)	$1,129

Operating FFO
In addition to reporting FFO, we report Operating FFO as an additional measure of our operating performance. We believe it is appropriate to adjust FFO for significant items driven by transactional activity and factors relating to the financial and real estate markets, rather than factors specific to the on-going operating performance of our properties. We use Operating FFO as an indicator of continuing operating results in planning and executing our business strategy. Operating FFO should not be considered to be an alternative to net earnings computed under GAAP as an indicator of our operating performance and may not be directly comparable to similarly titled measures reported by other companies.
We define Operating FFO as FFO adjusted to exclude: i) activity related to our land held for divestiture (including impairment charges); ii) impairment of non-depreciable real estate; iii) write-offs of abandoned development projects and demolition costs; iv) income recognized on state and federal historic and other tax credits; v) gains or losses from extinguishment of debt; vi) change in fair market value of nondesignated hedges; vii) gains or losses on change in control of interests; viii) the adjustment to recognize rental revenues and rental expense using the straight-line method; ix) participation payments to ground lessors on refinancing of our properties; x) other transactional items; xi) the Nets pre-tax FFO; and xii) income taxes on FFO.

The table below reconciles FFO to Operating FFO.

	Years Ended		11 Months Ended
	December 31, 2015	December 31, 2014	December 31, 2013
	(in thousands)
FFO attributable to Forest City Realty Trust, Inc.	$505,682	$394,589	$22,261
Net loss on land held for divestiture activity	—	—	5,324
Impairment of non-depreciable real estate	17,691	1,736	339,793
Write-offs of abandoned development projects and demolition costs	19,609	1,655	40,401
Tax credit income	(14,807)	(5,803)	(21,580)
(Gain) loss on extinguishment of debt	65,103	5,322	(4,451)
Change in fair market value of nondesignated hedges	(4,850)	1,964	4,055
Net gain on change in control of interests	(486,279)	(230,660)	(2,762)
Straight-line rent adjustments	(4,497)	(5,329)	(20,489)
Participation payments	1,013	2,544	2,801
Non-outlot land sales	—	—	(8,927)
Net loss on disposition of partial interest in development project	—	16,919	—
REIT conversion and reorganization costs	48,125	5,697	—
Nets Pre-tax FFO	40,760	3,181	2,802
Income tax expense (benefit) on FFO	150,051	56,589	(195,863)
Operating FFO attributable to Forest City Realty Trust, Inc.	$337,601	$248,404	$163,365

Operating FFO Per Share - Diluted
Numerator (in thousands):
Operating FFO	$337,601	$248,404	$163,365
If-Converted Method (adjustments for interest, pre-tax):
3.625% Notes due 2014	—	—	2,083
5.000% Notes due 2016	678	2,500	2,292
4.250% Notes due 2018	9,222	14,875	13,635
3.625% Notes due 2020	6,132	10,875	4,891
Operating FFO for per share data	$353,633	$276,654	$186,266

Denominator
Weighted average shares outstanding - Diluted (1)	260,554,705	235,627,552	228,897,318
Operating FFO Per Share	$1.36	$1.17	$0.81

(1)
Includes dilutive securities of 30,111,952 for the 11 months ended December 31, 2013, for the computation of Operating FFO per share because their effect is dilutive under the if-converted method, which securities were not included in the computation of diluted FFO per share because their effect was anti-dilutive.

Commercial Group
Comparable leased occupancy is 94.0% and 95.4% for retail and office, respectively, as of December 31, 2015 compared with 92.5% and 94.9%, respectively, as of December 31, 2014. Leased occupancy percentage is calculated by dividing the sum of the total tenant occupied space under the lease and vacant space under lease by total gross leasable area (“GLA”). Retail and office occupancy as of December 31, 2015 and 2014 represents leased occupancy at the end of the quarter. Occupancy data includes leases with original terms of one year or less. Comparable occupancy relates to stabilized properties opened and operated in both the years ended December 31, 2015 and 2014.
We monitor retail and office leases expiring in the short to mid-term. Management’s plan to obtain lease renewals for expiring retail and office leases includes signing of lease extensions, if available, and active marketing for available or soon to be available space to new or existing tenants in the normal course of business.
Retail Centers
The following tables represent those new leases and GLA signed and rent per square foot (“SF”) on the same space in which there was a former tenant and existing tenant renewals.
Regional Malls

Quarter	Number of Leases Signed	GLA Signed	Contractual Rent Per SF (1)	Expired Rent Per SF (1)	Cash Basis % Change over Prior Rent
Q1 2015	34	169,951	$46.51	$36.92	26.0%
Q2 2015	21	48,967	$63.79	$49.62	28.6%
Q3 2015	38	174,228	$46.82	$37.55	24.7%
Q4 2015	23	81,251	$51.34	$39.91	28.6%
Total	116	474,397	$49.23	$38.98	26.3%

Specialty Retail Centers

Quarter	Number of Leases Signed	GLA Signed	Contractual Rent Per SF (1)	Expired Rent Per SF (1)	Cash Basis % Change over Prior Rent
Q1 2015	11	40,421	$34.55	$35.41	(2.4)%
Q2 2015	7	42,562	$31.74	$29.95	6.0%
Q3 2015	3	45,814	$36.81	$33.78	9.0%
Q4 2015	2	2,334	$39.61	$27.51	44.0%
Total	23	131,131	$34.52	$32.92	4.9%

Office Buildings
The following table represents those new leases and GLA signed on the same space in which there was a former tenant and existing tenant renewals along with all other new leases signed within the rolling 12-month period.

	Same-Space Leases					Other New Leases
Quarter	Number of Leases Signed	GLA Signed	Contractual Rent Per SF (1)	Expired Rent Per SF (1)	Cash Basis % Change over Prior Rent	Number of Leases Signed	GLA Signed	Contractual Rent Per SF (1)	Total GLA Signed
Q1 2015	18	75,460	$22.49	$21.40	5.1%	2	8,196	$21.94	83,656
Q2 2015	24	223,312	$33.34	$31.82	4.8%	4	4,696	$20.89	228,008
Q3 2015	12	168,622	$69.08	$68.50	0.8%	2	5,582	$17.18	174,204
Q4 2015	25	156,299	$19.90	$19.85	0.3%	5	6,023	$17.28	162,322
Total	79	623,693	$38.32	$37.48	2.2%	13	24,497	$19.51	648,190

(1)
Retail and Office contractual rent per square foot includes base rent and fixed additional charges for common area maintenance and real estate taxes as of rental commencement. Retail contractual rent per square foot also includes fixed additional marketing/promotional charges. For all expiring leases, contractual rent per square foot includes any applicable escalations.

Residential Group
Comparable economic occupancy for the Residential Group is 94.9% for both of the years ended December 31, 2015 and 2014, respectively. Economic residential occupancy is calculated by dividing gross potential rent (“GPR”) less vacancy by GPR. GPR is calculated based on actual rents per lease agreements for occupied apartment units and at market rents for vacant apartment units. Market rental rates are determined using a variety of factors which include availability of specific apartment unit types (one bedroom, two bedroom, etc.), seasonality factors and rents offered by competitive properties for similar apartment types in the same geographic market. Comparable economic occupancy relates to stabilized properties that operated in both the years ended December 31, 2015 and 2014.
The following tables present leasing information of our apartment communities. Prior period amounts may differ from data as reported in previous quarters since the properties qualifying as comparable change from period to period.
Quarterly Comparison

		Monthly Average Residential Rental Rates (2)			Economic Residential Occupancy
Comparable Apartment	Leasable Units	Three Months Ended December 31,			Three Months Ended December 31,
Communities (1)	at Pro-Rata % (3)	2015	2014	% Change	2015	2014	% Change
Core Markets	8,170	$1,931	$1,859	3.9%	95.1%	95.5%	(0.4)%
Non-Core Markets	7,529	$921	$890	3.5%	91.4%	94.0%	(2.6)%
Total Comparable Apartments	15,699	$1,446	$1,394	3.7%	94.0%	95.1%	(1.1)%

Year-to-Date Comparison

		Monthly Average Residential Rental Rates (2)			Economic Residential Occupancy
Comparable Apartment	Leasable Units	Years Ended December 31,			Years Ended December 31,
Communities (1)	at Pro-Rata % (3)	2015	2014	% Change	2015	2014	% Change
Core Markets	7,967	$1,912	$1,852	3.2%	95.5%	95.5%	—
Non-Core Markets	7,401	$897	$873	2.7%	93.4%	93.4%	—
Total Comparable Apartments	15,368	$1,423	$1,380	3.1%	94.9%	94.9%	—

Sequential Comparison

		Monthly Average Residential Rental Rates (2)			Economic Residential Occupancy
		Three Months Ended			Three Months Ended
Comparable Apartment	Leasable Units	December 31,	September 30,		December 31,	September 30,
Communities (1)	at Pro-Rata % (3)	2015	2015	% Change	2015	2015	% Change
Core Markets	8,924	$1,958	$1,935	1.2%	94.7%	95.6%	(0.9)%
Non-Core Markets	8,549	$932	$928	0.4%	91.9%	93.9%	(2.0)%
Total Comparable Apartments	17,473	$1,456	$1,443	0.9%	93.9%	95.0%	(1.1)%

(1)
Includes stabilized apartment communities completely opened and operated in the periods presented. These apartment communities include units leased at affordable apartment rates which provide a discount from average market rental rates. For the three months ended December 31, 2015, 17.1% of leasable units in core markets and 4.2% of leasable units in non-core markets were affordable housing units. Excludes all military and limited-distribution subsidized senior housing units.

(2)	Represents gross potential rent less concessions.

(3)	Leasable units at pro-rata represent our share of comparable leasable units at the apartment community.
Military Housing Fee Revenues – Property management, management incentive and asset management fees of $22,441,000, $20,275,000 and $17,372,000 were recognized during the years ended December 31, 2015 and 2014, and the 11 months ended December 31, 2013, respectively.
Development and development incentive fees of $8,396,000, $10,563,000 and $28,933,000 were recognized during the years ended December 31, 2015 and 2014, and the 11 months ended December 31, 2013, respectively.
Construction and incentive fees of $634,000, $497,000 and $585,000 were recognized during the years ended December 31, 2015 and 2014, and the 11 months ended December 31, 2013, respectively.

Segment Operating Results
The following tables present revenues, operating expenses, interest expense and equity in earnings (loss) by segment for the year ended December 31, 2015 compared with the year ended December 31, 2014. Other results of operations are discussed on a consolidated basis. All amounts in the following tables are presented in thousands.

	Commercial Group	Residential Group	Land Development Group	Total
Revenues for the year ended December 31, 2014	$517,487	$256,009	$75,861	$849,357
Increase (decrease) due to:
Comparable portfolio	9,549	8,560	—	18,109
Non-comparable properties (1)	(482)	19,349	—	18,867
Change in accounting method due to partial sale or acquisition	66,489	40,293	—	106,782
Recently disposed properties	(6,892)	(13,168)	—	(20,060)
Land sales	6,706	461	3,900	11,067
Military housing	—	(98)	—	(98)
Other	(5,837)	1,548	(1,504)	(5,793)
Revenues for the year ended December 31, 2015	$587,020	$312,954	$78,257	$978,231

	Corporate Activities	Commercial Group	Residential Group	Land Development Group	Total
Operating expenses for the year ended December 31, 2014	$51,116	$300,123	$174,472	$32,486	$558,197
Increase (decrease) due to:
Comparable portfolio	—	3,481	2,189	—	5,670
Non-comparable properties (1)	—	(188)	5,572	—	5,384
Change in accounting method due to partial sale or acquisition	—	20,372	13,671	—	34,043
Recently disposed properties	—	(4,036)	(10,389)	—	(14,425)
Land cost of sales	—	6,878	73	1,005	7,956
Military housing	—	—	(3,351)	—	(3,351)
REIT conversion and reorganization costs	42,428	—	—	—	42,428
Development, management, corporate and other expenses	2,955	(11,380)	(1,228)	(897)	(10,550)
Operating expenses for the year ended December 31, 2015	$96,499	$315,250	$181,009	$32,594	$625,352

	Corporate Activities	Commercial Group	Residential Group	Land Development Group	Total
Interest expense for the year ended December 31, 2014	$37,643	$129,515	$28,108	$(1,090)	$194,176
Increase (decrease) due to:
Comparable portfolio	—	(12,065)	(1,574)	—	(13,639)
Non-comparable properties (1)	—	87	4,975	—	5,062
Change in accounting method due to partial sale or acquisition	—	9,207	2,390	—	11,597
Recently disposed properties	—	(1,842)	(1,751)	—	(3,593)
Capitalized interest	—	(6,258)	(10,229)	271	(16,216)
Mark-to-market adjustments on non-designated swaps	377	(166)	(3,047)	(295)	(3,131)
Corporate borrowings	(14,331)	—	—	—	(14,331)
Other	—	319	(3,049)	(29)	(2,759)
Interest expense for the year ended December 31, 2015	$23,689	$118,797	$15,823	$(1,143)	$157,166

	Commercial Group	Residential Group	Land Development Group	Total
Equity in earnings (loss) for the year ended December 31, 2014	$26,139	$14,383	$270	$40,792
Increase (decrease) due to:
Comparable portfolio	(706)	2,121	—	1,415
Recently disposed equity method properties	(265)	(1,209)	—	(1,474)
Recently opened equity method properties	—	1,585	—	1,585
Change in accounting method due to partial sale or acquisition	(5,128)	(6,990)	—	(12,118)
Military housing	—	1,727	—	1,727
Subsidized senior housing	—	1,214	—	1,214
Other	1,371	(13,646)	1,447	(10,828)
Equity in earnings (loss) for the year ended December 31, 2015	$21,411	$(815)	$1,717	$22,313

(1)
The following table presents the increases (decreases) in revenues, operating expenses and interest expense for Commercial and Residential properties in lease-up or recently stabilized but not comparable and other consolidated non-comparable properties:

		Year Ended December 31, 2015 vs. 2014
Property	Quarter Opened	Revenues	Operating Expenses	Interest Expense
Commercial:
Non-comparable property:
Ballston Quarter		$(482)	$(188)	$87
Total Commercial		$(482)	$(188)	$87
Residential:
Properties recently stabilized or in lease-up:
2175 Market Street	Q4-14	$2,821	$691	$648
Aster Conservatory Green	Q3-13/14	2,827	260	913
Aster Town Center North	Q4-15/Q1-16	84	170	34
Kapolei Lofts	Q3-15/Q1-17	545	1,648	50
The Yards - Twelve12	Q2-14	6,590	1,398	1,358
Winchester Lofts	Q4-14	1,323	892	1,296
Non-comparable properties:
Heritage		2,761	(495)	(419)
500 Sterling Place		2,398	1,008	1,095
Total Residential		$19,349	$5,572	$4,975
Commercial Group
The increases in revenues, operating expenses, interest expense and decrease in equity in earnings related to the change in accounting method are due to the change from equity method to full consolidation method of accounting for Boulevard Mall (Q4-2014), a regional mall located in Amherst, New York, and the seven life science office properties and two parking facilities at University Park at MIT (“MIT Assets”) (Q2-2015) upon the acquisition of our partner’s equity interests in those properties. The decreases in revenues, operating expenses and interest expense related to recent disposals are due to our ongoing strategy to sell operating assets in non-core markets. The decrease in interest expense for the comparable portfolio is primarily due to the paydown of nonrecourse mortgage notes for One MetroTech Center (Q2-2015), Harlem Office (Q3-2014), and Ballston Common Office Center (Q1-2015).
Ballston Quarter, a regional mall in Arlington, Virginia, is classified as a non-comparable property due to its upcoming planned renovation project.
Residential Group
The increases in revenues, operating expenses, interest expense and decrease in equity in earnings related to the change in accounting method are due to the change from equity method to full consolidation method of accounting for Bayside Village (Q4-2014), an apartment community in San Francisco, California, and the three operating apartment communities located in Northeast Ohio (Q2-2015) upon the acquisition of our partner’s 50% equity interests. The decreases in revenues, operating expenses and interest expense related to recent disposals are due to our ongoing strategy to sell operating assets in non-core markets. The decrease in equity in earnings for other is primarily related to the $10,191,000 write-off of abandoned development projects of unconsolidated entities. The decrease in interest expense related to capitalized interest is due to the increased number of projects under construction and development as we increased our construction pipeline.
Heritage is classified as a non-comparable property due to its recently completed renovation project resulting in a significant number of units being off-line.
500 Sterling Place, an apartment community in Brooklyn, New York, was acquired (Q1-2015) and is classified as a non-comparable property.
Corporate Activities
The decrease in interest expense is due to the separate, privately negotiated exchanges of a portion of our Senior Notes due 2016, 2018 and 2020 for Class A common stock during 2015.

Segment Operating Results
The following tables present revenues, operating expenses, interest expense and equity in earnings (loss) by segment for the year ended December 31, 2014 compared with the year ended December 31, 2013. The amounts for 2013 include the full twelve months of activity which is unaudited instead of the 11 months included in our audited Financial Statements for our transition year to a calendar year-end. We have presented this way to improve comparability of results. Other results of operations are discussed on a consolidated basis. All amounts in the following tables are presented in thousands.

	Commercial Group	Residential Group	Land Development Group	Total
Revenues for the year ended December 31, 2013	$647,626	$268,157	$55,214	$970,997
Increase (decrease) due to:
Comparable portfolio	8,294	4,453	—	12,747
Non-comparable properties (1)	6,006	9,059	—	15,065
Change in accounting method due to partial sale or acquisition	(109,554)	10,605	—	(98,949)
Recently disposed properties	(783)	(584)	—	(1,367)
Land sales	(18,321)	(1,800)	17,299	(2,822)
Military housing	—	(21,826)	—	(21,826)
Other	(15,781)	(12,055)	3,348	(24,488)
Revenues for the year ended December 31, 2014	$517,487	$256,009	$75,861	$849,357

	Corporate Activities	Commercial Group	Residential Group	Land Development Group	Total
Operating expenses for the year ended December 31, 2013	$48,376	$367,769	$195,014	$36,869	$648,028
Increase (decrease) due to:
Comparable portfolio	—	739	2,838	—	3,577
Non-comparable properties (1)	—	(1,723)	5,752	—	4,029
Change in accounting method due to partial sale or acquisition	—	(37,914)	5,551	—	(32,363)
Recently disposed properties	—	(993)	(361)	—	(1,354)
Land cost of sales	—	(9,051)	(1,709)	(3,071)	(13,831)
Military housing	—	—	(21,357)	—	(21,357)
REIT conversion and reorganization costs	5,697	—	—	—	5,697
Development, management, Corporate and other expenses	(2,957)	(18,704)	(11,256)	(1,312)	(34,229)
Operating expenses for the year ended December 31, 2014	$51,116	$300,123	$174,472	$32,486	$558,197

	Corporate Activities	Commercial Group	Residential Group	Land Development Group	Total
Interest expense for the year ended December 31, 2013	$55,987	$183,698	$32,933	$(533)	$272,085
Increase (decrease) due to:
Comparable portfolio	—	(9,869)	(3,429)	—	(13,298)
Non-comparable properties (1)	—	(411)	1,975	—	1,564
Change in accounting method due to partial sale or acquisition	—	(41,954)	4,061	—	(37,893)
Recently disposed properties	—	(222)	(157)	—	(379)
Capitalized interest	—	(1,230)	(4,466)	46	(5,650)
Mark-to-market adjustments on non-designated swaps	(256)	(48)	(2,163)	(545)	(3,012)
Corporate borrowings	(18,088)	—	—	—	(18,088)
Other	—	(449)	(646)	(58)	(1,153)
Interest expense for the year ended December 31, 2014	$37,643	$129,515	$28,108	$(1,090)	$194,176

	Commercial Group	Residential Group	Land Development Group	Total
Equity in earnings (loss) for the year ended December 31, 2013	$23,739	$20,056	$(1,320)	$42,475
Increase (decrease) due to:
Comparable portfolio	(3,956)	74	—	(3,882)
Recently disposed equity method properties	(1,762)	(1,539)	—	(3,301)
Recently opened equity method properties	—	(3,831)	—	(3,831)
Change in accounting method due to partial sale or acquisition	6,582	2,490	—	9,072
Military housing	—	206	—	206
Subsidized senior housing	—	(243)	—	(243)
Other	1,536	(2,830)	1,590	296
Equity in earnings (loss) for the year ended December 31, 2014	$26,139	$14,383	$270	$40,792

(1)
The following table presents the increases (decreases) in revenues, operating expenses and interest expense for Commercial and Residential properties in lease-up and other consolidated non-comparable properties:

		Years Ended December 31, 2014 vs. 2013
Property	Quarter Opened	Revenues	Operating Expenses	Interest Expense
Commercial:
Properties in lease-up:
The Yards - Boilermaker Shops	Q4-12	$394	$54	$—
The Yards - Lumbershed	Q3-13	1,098	431	316
Westchester’s Ridge Hill	Q2-11/12	4,903	(2,127)	(363)
Non-comparable property:
Ballston Quarter		(389)	(81)	(364)
Total Commercial		$6,006	$(1,723)	$(411)
Residential:
Properties in lease-up:
1111 Stratford	Q3-13/Q1-14	$1,351	$1,282	$397
2175 Market Street	Q4-14	223	430	100
Aster Conservatory Green	Q3-13/14	2,839	1,241	628
The Continental	Q1-13	2,186	(9)	295
The Yards - Twelve12	Q2-14	1,488	1,872	811
Winchester Lofts	Q4-14	15	187	135
Non-comparable property:
Heritage		957	749	(391)
Total Residential		$9,059	$5,752	$1,975
Commercial Group:
The decreases in revenues, operating expenses, interest expense and the increase to equity in earnings related to the change in accounting method are primarily due to the change from full consolidation method of accounting to equity method upon the formation of new joint ventures with an outside partner in seven of our consolidated regional retail malls in 2013. The decreases in revenues and operating expenses for other are primarily due to a decrease in tenant reimbursable expenses at several properties in the Greater New York City metropolitan area and third party management fees and the expenditures associated with third party management and consulting fee arrangements. Additionally, the decrease in operating expenses for other is due to less development costs being expensed in 2014 compared with 2013 due to the increased amount of projects under active development. The decrease in interest expense for the comparable portfolio is primarily due to the paydown of several nonrecourse mortgage notes.
Ballston Quarter, a regional mall in Arlington, Virginia, is classified as a non-comparable property due to its upcoming planned renovation project.
Residential Group:
The increases in revenues, operating expenses, interest expense and equity in earnings related to the change in accounting method are due to the change from equity method to full consolidation of accounting for The Uptown (Q2-2013) and 91 Sidney (Q1-2014), apartment communities in Oakland, California and Cambridge, Massachusetts, respectively, upon acquisition of our partners’ remaining ownership interests. The decreases in revenues and operating expenses for other are primarily due to third party management fees and the expenditures associated with third party management and consulting fee arrangements.
Heritage is classified as a non-comparable property due to its recently completed renovation project resulting in a significant number of units being off-line.
Corporate Activities:
The decrease in operating expenses is primarily due to a partial recovery of a legal settlement paid in a prior period. The decrease in interest expense is due to the redemptions of our Senior Notes due 2015, 2017 and 2034 and the exchanges of our Senior Notes due 2014 for Class A common stock, which is partially offset by the issuance of our Senior Notes due 2020 during 2013.

REIT Conversion and Reorganization Costs
During the years ended December 31, 2015 and 2014, we incurred significant costs associated with our REIT conversion and related internal reorganization.
The following table summarizes the components of REIT conversion and reorganization costs:

	Years Ended
	December 31, 2015	December 31, 2014
	(in thousands)
REIT conversion costs	$11,095	$3,311
Reorganization costs	19,050	2,386
Termination benefits	17,980	—
Total	$48,125	$5,697
REIT conversion and reorganization costs consist primarily of legal, accounting, consulting and other professional fees. Termination benefits expenses relate to outplacement services to terminated employees and severance payments based on years of service and other defined criteria. We have segregated these costs and reported these amounts as REIT conversion and reorganization costs in our Consolidated Statements of Operations. We expect a significant decrease in REIT conversion and reorganization costs during the year ending December 31, 2016.
Depreciation and Amortization
Depreciation and amortization expense was $252,925,000, $196,167,000 and $239,823,000 for the years ended December 31, 2015 and 2014, and the 11 months ended December 31, 2013, respectively. The increase for the year ended December 31, 2015 compared with the prior year is primarily attributable to the change from equity method accounting to full consolidation for Boulevard Mall (Q4-2014), Bayside Village (Q4-2014) and the MIT Assets (Q2-2015).
The decrease for the year ended December 31, 2014 compared with the 11 months ended December 31, 2013 is primarily attributable accelerated depreciation expense of $45,500,000 related to Ten MetroTech Center, an office building in Brooklyn, New York, based on the decision in 2013 to demolish the building to clear the land for its sale and the change from full consolidation method of accounting to equity method upon the formation of new joint ventures with an outside partner in seven regional retail malls during 2013. These decreases were partially offset by the change from equity method of accounting to full consolidation upon the acquisition of our partners’ interest in two apartment communities during 2013 and 2014 and the result of reporting 11 months of depreciation and amortization expense in 2013 compared with a year in 2014.
Write-Offs of Abandoned Development Projects and Demolition Costs
See Note P – Write-Offs of Abandoned Development Projects and Demolition Costs in the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for detailed information.
Impairment of Real Estate and Impairment of Unconsolidated Entities
We recorded impairment charges of $451,434,000 during the year ended December 31, 2015. The most significant impairment charge in 2015 relates to Westchester’s Ridge Hill and amounted to $398,558,000. Westchester’s Ridge Hill is our largest regional mall on a square foot basis and originally opened in phases during 2011 and 2012, while the economy was still suffering from the effects of the deep recession. With the challenging market conditions, lease-up of this large asset was significantly slower than originally anticipated resulting in increased project costs and equity requirements. Despite these challenges, we believe the long term outlook for this asset is positive. The primary trade area for Westchester’s Ridge Hill has strong demographics which should drive improved performance as the project reaches stabilization. During the three months ended September 30, 2015, we decided to explore the new strategic possibility of a partial sale as we had better clarity around the timing for the stabilization of the asset. The pursuit of this potential joint venture would also allow us to raise capital as part of our overall investment strategy.
Due to the challenges with this asset, we continually monitored our estimate of probability-weighted undiscounted cash flows to determine if an impairment charge was required. As our previous strategy was to hold the asset long-term and create value in the asset through the continued lease-up of the vacant space, we assigned a low probability of a near-term sale of the asset. Based upon our decision to pursue a potential joint venture and the status of our negotiations with a potential buyer, we updated our probability of a near-term sale to 70%. This change significantly reduced the amount of estimated probability-weighted undiscounted cash flows and resulted in the cash flows no longer exceeding the carrying value of the asset. As a result, we were required to record an impairment charge of $398,558,000 related to Westchester’s Ridge Hill during the year ended December 31, 2015.
During January 2016, we entered into a joint venture agreement with outside partners, affiliated entities of QIC, one of the largest institutional investment managers in Australia. The outside partner invested in and received 51% of our equity interests in Westchester’s Ridge Hill. We received net cash proceeds of approximately $83,000,000.

We executed a master purchase and sale agreement for the sale of 47 (including 44 unconsolidated investments and 3 consolidated properties) federally assisted housing apartment communities in January 2016. Using the estimated expected proceeds from the sale, we updated our impairment calculations. As a result, we recorded an other-than-temporary impairment of $10,295,000 in the year ended December 31, 2015 related to six of these unconsolidated investments. The individual properties are expected to close separately beginning in the second quarter of 2016, with all closings expected to be completed by the fourth quarter of 2016. Based on the aggregate sales price, we expect to recognize a gain on disposal of approximately $75,000,000 and receive cash proceeds of approximately $65,000,000. The prospective buyer is in the middle of due diligence. We cannot give assurance that the execution of the master purchase and sale agreement will result in any closed sales. Even if the agreement results in closed sales, we cannot give assurance as to which properties will close and whether any or all of the sales will close on terms consistent with the master purchase and sales agreement. As a result, the estimated cash proceeds and estimated gain on the transaction can differ significantly from the estimate above.
See Note Q – Impairment of Real Estate and Impairment of Unconsolidated Entities in the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for detailed information on other impairments.
Interest and Other Income
Interest and other income was $37,739,000, $42,780,000 and $52,283,000 for the years ended December 31, 2015 and 2014, and the 11 months ended December 31, 2013, respectively. The decrease for the year ended December 31, 2015 compared with the prior year is primarily related to income recognized for a legal settlement at Heritage, an apartment community in San Diego, California, in 2014, which did not recur in 2015, and decreases in the income recognition on the allocation of state and federal historic preservation, low income housing and new market tax credits. The decrease for the year ended December 31, 2014 compared with the 11 months ended December 31, 2013 is primarily related to the reimbursement of a partner’s historic tax credit allocation resulting in a reversal of tax credit income recognized to date on the individual credit and the 2013 sale of our fiber optics network at University Park in Cambridge, Massachusetts, partially offset by income recognized related to a legal settlement at Heritage.
Net Loss on Disposition of Partial Interest in Development Project
See Note S – Net Loss on Disposition of Partial Interest in Development Project in the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for additional information.
Net Gain on Disposition of Full or Partial Interest in Rental Properties
See Note T  – Net Gain on Disposition of Full or Partial Interest in Rental Properties in the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for additional information.
Net Gain on Change in Control of Interests
See Note U – Net Gain on Change in Control of Interests in the Notes to Consolidated Financial Statements in Item 8 of this Form 10‑K for additional information.
Amortization of Mortgage Procurement Costs
Amortization of mortgage procurement costs was $7,549,000, $7,797,000 and $7,746,000 for the years ended December 31, 2015 and 2014, and the 11 months ended December 31, 2013, respectively.
Gain (Loss) on Extinguishment of Debt
See Note V – Gain (Loss) on Extinguishment of Debt in the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for additional information.
Discontinued Operations
See Note X – Assets and Liabilities Held for Sale and Discontinued Operations in the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for additional information.

Net Earnings (Loss) Attributable to Forest City Realty Trust, Inc.
Net earnings attributable to Forest City Realty Trust, Inc. for the year ended December 31, 2015 was $496,042,000 versus net loss of$(7,595,000) for the year ended December 31, 2014. The variance to the prior year period is primarily attributable to the following fluctuations, which are pre-tax, include unconsolidated investment activity and are net of noncontrolling interests:
Asset Dispositions - $(72,071,000)

•	$(88,678,000) related to decreased gains on disposition of full or partial interest in rental properties and unconsolidated investments in 2015 compared to 2014;

•	$16,919,000 related to the net loss on partial disposition of our interest in Pacific Park Brooklyn, related to the formation of a new joint venture with Greenland in 2014;

•	$(2,810,000) related to a combined fluctuation in revenues, operating expenses and interest expense at properties in which we disposed of our full or partial interest during 2015 and 2014; and

•	$2,498,000 related to increased Land Development Group sales in 2015 compared with 2014, primarily at our Stapleton project.
Financing Transactions - $(26,129,000)

•
$(59,781,000) related to increased losses on extinguishment of debt compared with 2014 primarily due to the February, March and July 2015 separate, privately negotiated exchange transactions involving a portion of our Senior Notes due 2016, 2018 and 2020;

•
$16,216,000 related to a decrease in interest expense in 2015 compared with 2014 due to increased capitalized interest on projects under construction and development as we increased our construction pipeline;

•
$14,331,000 related to a decrease in interest expense on corporate debt due to separate, privately negotiated exchange transactions involving certain of our Senior Notes due 2016, 2018 and 2020 in February, March and July 2015; and

•	$3,105,000 related to the change in fair market value of certain derivatives not qualifying for hedge accounting between the comparable periods, which was marked to market through interest expense.
Non-Cash Transactions - $11,250,000

•
$255,619,000 related to increased gains on change in control of interest in 2015 compared with 2014 activity. The net gain on change in control of interest in 2015 was primarily from the June 2015 acquisition of our partner’s 49% equity ownership interest in the MIT Assets, and the April 2015 acquisition of our partner’s 50% equity ownership interest in three operating apartment communities (Cherry Tree, Chestnut Lake and Stratford Crossing). The net gain on change in control of interests in 2014 primarily related to the remeasurement of our equity interest in Bayside Village, an apartment community in San Francisco, California, at fair value upon our partner’s transfer of ownership to an unrelated third party and the acquisition of our partner’s interest in Boulevard Mall, a regional mall in Amherst, New York;

•
$(185,320,000) related to increased impairment of real estate in 2015 compared with 2014 primarily driven by the impairment recorded at Westchester's Ridge Hill in the amount of $398,558,000. See the Impairment of Real Estate section of the MD&A of this 10-K for further information;

•
$(41,095,000) related to an increase in depreciation and amortization expense in 2015 compared with 2014 primarily due to recently opened properties and the change from equity method of accounting to full consolidation method upon the acquisition of our partner’s interest in the MIT Assets and three operating apartment communities in Q2 2015, and Bayside Village and Boulevard Mall in Q4 2014. These increases were partially offset by the disposition of full or partial interests in several properties during 2015 and 2014; and

•	$(17,954,000) related to increased write-offs of abandoned development projects, including $(10,191,000) related to unconsolidated entities, in 2015 compared to 2014.
Operations - $21,140,000

•	$(42,428,000) related to an increase in REIT conversion and reorganization costs incurred in 2015 compared with 2014;

•	$30,802,000 related to a combined fluctuation in revenues, operating expenses and interest expense in properties in which we recently acquired our partners’ interest;

•	$25,616,000 related to a combined fluctuation in revenues, operating expenses and interest expense in our comparable portfolio in 2015 compared with 2014;

•	$5,224,000 related to a combined fluctuation in revenues, operating expenses and interest expense at properties in lease-up at December 31, 2015;

•	$2,909,000 related to a combined fluctuation in revenues and operating expenses in our Military Housing business unit in 2015 compared with 2014;

•
$(2,569,000) in interest and other income primarily related to income recognized for a legal settlement at Heritage in 2014, which did not recur in 2015, and decreases in the income recognition on the allocation of state and federal historic preservation, low income housing and new market tax credits in 2015 compared with 2014; and

•	$1,586,000 related to a combined fluctuation in revenues and operating expenses in our Subsidized Senior Housing business unit in 2015 compared with 2014.
Discontinued Operations - $(37,579,000)

•	$(37,579,000) related to an increase in our equity in loss of the Nets in 2015 compared to 2014.
Income Taxes - $598,483,000

•	$588,607,000 due to a one-time adjustment to deferred taxes as a result of the REIT conversion; and

•
$9,876,000 due to decreased income tax expense attributable to both continuing and discontinued operations primarily related to the fluctuations in pre-tax earnings, including gains included in discontinued operations. These fluctuations are primarily due to the various transactions discussed herein.

Net loss attributable to Forest City Realty Trust, Inc. for the year ended December 31, 2014 was $(7,595,000) versus $(20,337,000) for the year ended December 31, 2013. The variance to the prior year period is primarily attributable to the following fluctuations, which are pre-tax, include unconsolidated investment activity and are net of noncontrolling interests:
Asset Dispositions - $(544,185,000)

•	$(489,265,000) related to 2013 net gains on disposition of full or partial interest in rental properties and unconsolidated investments exceeding 2014 gains;

•	$(36,085,000) related to a combined fluctuation in revenues, operating expenses and interest expense at properties in which we disposed of our full or partial interest during 2013 and 2014;

•	$20,230,000 related to increased sales in our Land Development Group in 2014 compared with 2013, primarily at our Stapleton project;

•	$(16,919,000) related to the net loss on partial disposition of our interest in Pacific Park Brooklyn, related to the formation of a new joint venture with Greenland in 2014;

•	$(12,032,000) related to the 2013 net gain on land held for divestiture activities for fully consolidated land projects and land projects accounted for under the equity method of accounting; and

•	$(10,114,000) related to decreased commercial and residential outlot land sales in 2014 compared with 2013.
Financing Transactions - $15,703,000

•
$18,088,000 related to a decrease in interest expense on our corporate debt due to the redemptions of our Senior Notes due 2015, 2017 and 2034 and the exchanges of our Senior Notes due 2014 for Class A common stock, which were partially offset by the issuance of our Senior Notes due 2020 during 2013;

•	$(10,881,000) related to decreased gains on extinguishment of debt in 2014 compared with 2013;

•
$5,657,000 related to a decrease in interest expense in 2014 compared with 2013 due to increased capitalized interest on projects under construction and development as we increased our construction pipeline; and

•	$2,839,000 related to the change in fair market value of certain derivatives not qualifying for hedge accounting between the comparable periods, which was marked to market through interest expense.
Non-Cash Transactions - $500,612,000

•
$227,898,000 related an increase in net gain on change in control of interests in 2014 primarily related to the remeasurement of our equity interest in Bayside Village at fair value upon our partner’s transfer of ownership to an unrelated third party and the acquisition of our partner’s interest in Boulevard Mall;

•	$155,207,000 related to decreased impairment of real estate (including discontinued operations) in 2014 compared with 2013;

•
$65,941,000 related to a decrease in depreciation and amortization expense in 2014 compared with 2013 primarily due to accelerated depreciation expense at Ten MetroTech Center in 2013, the change from full consolidation method of accounting to equity method upon the formation of new joint ventures with an outside partner in seven regional retail malls in 2013 and the disposition of several rental properties during 2013 and 2014. These decreases were partially offset by the change from equity method of accounting to full consolidation method upon the acquisition of our partners’ interest in two apartment communities; and

•	$51,566,000 related to decreased write-offs of abandoned development projects and demolition costs in 2014 compared with 2013.
Operations - $20,547,000

•	$24,946,000 related to a combined fluctuation in revenues, operating expenses and interest expense at properties in our comparable portfolio in 2014 compared with 2013;

•
$(11,016,000) related to a decrease in interest and other income, which is primarily related to the 2014 reimbursement of a partner’s tax credit allocation resulting in a reversal of tax credit income recognized on the individual credit and the 2013 sale of our fiber optics network at University Park, partially offset by income recognized in 2014 related to a legal settlement at Heritage; and

•	$6,617,000 related to a combined fluctuation in revenues, operating expenses and interest expense at properties in lease-up as of December 31, 2014;
Discontinued Operations - $3,334,000

•	$3,334,000 related to a combined fluctuation in revenues, operating expenses and interest expense at Barclays Center in 2014 compared with 2013.
Income Taxes - $5,779,000

•
$5,779,000 due to decreased income tax expense attributable to both continuing and discontinued operations primarily related to the fluctuations in pre-tax earnings (loss) including gains included in discontinued operations. These fluctuations are primarily due to the various transactions discussed herein.

FINANCIAL CONDITION AND LIQUIDITY
Multifamily rental properties continue to perform well throughout the majority of the United States. Other types of commercial real estate are improving to varying degrees depending on product type and geographic market. Access to bank credit and capital have continued to improve with banks and permanent lenders originating new loans for real estate projects. Originations of new loans for commercial mortgage backed securities have continued to improve as well. Although underwriting standards are less restrictive, lenders continue favoring high quality operating assets in strong markets. While banks continue to originate construction loans for multifamily projects, construction loans for office or retail projects remain difficult to obtain, unless the project has substantial pre-leasing in place or higher than historical equity commitments from the developer.
Source of Funds
Our principal sources of funds are cash provided by operations including land sales, our revolving credit facility, nonrecourse mortgage debt and notes payable, dispositions of operating properties or development projects through sales or equity joint ventures, proceeds from the issuance of senior notes, common or preferred equity and other financing arrangements. We have consistently disposed of assets in an effort to recycle capital and reposition our portfolio. Over the last ten years, we have generated cash proceeds from dispositions of full or partial interests in rental properties and other investments averaging in excess of $100,000,000 per year. Given the diversity of our portfolio by market and product type, we believe the market for property dispositions will continue to be available. The current market should allow us to continue our ongoing strategy to recycle capital and reposition the portfolio through asset sales or equity joint ventures.
Our strategic plan drives our capital strategy and business focus on core products located in core markets. In order to achieve our strategic goals, we believe we can maximize cash provided by operations by concentrating our portfolio in the markets we believe are best positioned for long term growth. Additionally, we evaluate each individual asset in our operating and development portfolio to identify those having the best opportunity to provide capital through full or partial sale in conjunction with our strategy of focusing on core products located in core markets. This process may result in reductions to estimated holding periods and the total estimated undiscounted cash flows used for impairment calculations on our individual consolidated real estate assets. In some cases, this may result in estimated undiscounted cash flows being less than the carrying value of the consolidated asset and necessitating an impairment charge to write down the asset to its estimated fair value.

In addition, our capital strategy includes potentially entering into equity joint ventures to provide capital through the sales of partial interests of operating properties or to reduce our equity requirements and development risk on development opportunities. Entering into joint ventures could result in us granting joint control or losing control of the asset and, accordingly, the asset would no longer be consolidated. Upon deconsolidation, our investment balance in the joint venture would be compared to estimated fair value and recorded at the lesser of fair value or book value. Additionally, evaluation for other than temporary impairment on a quarterly basis would be required. This could result in future impairments, some of which could be significant, that would not otherwise be required if the real estate asset remained consolidated.
Use of Funds
Our principal uses of funds include the financing of our real estate operating and development projects, capital expenditures for our existing operating portfolio, principal and interest payments on our nonrecourse mortgage debt and notes payable, revolving credit facility and senior notes, payment of our earnings and profits distribution expected to be made in the first quarter of 2016, our quarterly payments of common stock distributions (commencing in 2016) and selective operating asset acquisitions, including joint venture partner acquisitions.
Our capital strategy seeks to isolate the operating and financial risk at the property level to reduce risk on and of our equity capital. We do not cross-collateralize our mortgage debt and notes payable outside of a single identifiable project. As such, most of our operating and development properties are separately encumbered with nonrecourse mortgage debt or notes payable, which provides protection by allowing the lender to look only to the single collateralized asset securing the lender in the event of a default.
As discussed above, most of our assets are separately encumbered. Since 2011, our capital strategy has focused on reducing our overall leverage level. During 2015, we began establishing an unencumbered asset pool. We believe this change in financing strategy is consistent with our deleveraging efforts and provides us greater financial flexibility. While our unencumbered asset pool is modest at December 31, 2015, we intend to add unencumbered assets to this pool during 2016 and beyond, as we continue to make progress toward our deleveraging goals. In addition, our new Credit Agreement requires us to maintain a minimum unencumbered interest coverage ratio commencing with the quarter ending March 31, 2016.
For the periods presented we operated as a C-corporation and retained substantially all of our internally generated cash flows. This cash flow, together with refinancing and property sale proceeds, has historically provided us with the necessary liquidity to take advantage of investment opportunities. The economic downturn and its impact on the lending and capital markets reduced our ability to finance development and acquisition opportunities and also modified the required rates of return to make new investment opportunities appealing. As a result of these market changes, we have established limitations on entering into new development activities.
We continue to make progress on certain other pre-development projects, primarily multifamily projects located in core markets. The cash required to fund our equity in projects under construction and development plus cash necessary to extend or pay down our 2016 debt maturities is anticipated to exceed our cash from operations. As a result, we intend to extend maturing debt or repay it with net proceeds from property sales, equity joint ventures, borrowings on our revolving credit facility or future debt or equity financing.
The Nets and Barclays Center
Our ownership interest in the Nets and Barclays Center is through our consolidated subsidiary Nets Sports & Entertainment (“NS&E”). NS&E owns 20% of the Nets and 55% of Barclays Center. We own approximately 62% of NS&E, with the remaining 38% of NS&E being owned by minority partners. NS&E consolidates its interest in the Barclays Center and accounts for its interests in the Nets on the equity method of accounting.
On January 29, 2016, we sold our equity interest in the Nets and Barclays Center. Proceeds from the sale were received in a combination of cash and notes receivable. The sales price for NS&E’s equity interest in Barclays Center was $162,600,000, generating cash proceeds of $70,000,000 ($54,000,000, net of estimated transaction costs) and a note receivable of $92,600,000, which bears interest at 4.50% per annum payable semi-annually and matures in 2019. In addition, the buyer assumed the debt that amounted to $457,745,000 on our Consolidated Balance Sheet at December 31, 2015. The sales price for NS&E’s equity interest in the Nets was $125,100,000 payable entirely in the form of a note receivable, which bears interest at 4.50% per annum payable at maturity and matures in 2021.
During 2013 and 2014, we did not fund the Nets capital calls related to the 2013-2014 and 2014-2015 NBA basketball seasons, respectively. This did not constitute a default under the agreements related to our investment in the Nets because, in 2013, NS&E entered into a forbearance agreement with the majority partner. Under the forbearance agreement, the majority partner agreed to fund NS&E’s portion of Nets capital calls through September 8, 2015 and forbear the majority partner’s right to dilute NS&E’s ownership interests in the Nets through the forbearance period in exchange for a fee. Upon expiration of the forbearance agreement on September 8, 2015, NS&E repaid the majority partner $26,800,000 related to the 2013-2014 and 2014-2015 NBA seasons. As a result of the funding, NS&E recognized $40,760,000 of losses related to its ownership interest in the Nets during the year ended December 31, 2015.

Pacific Park Brooklyn
On June 30, 2014, we entered into a joint venture with Greenland Atlantic Yards, LLC, a subsidiary of Shanghai-based Greenland Holding Group Company Limited (“Greenland”), to develop Pacific Park Brooklyn, a 22 acre mixed-use project in Brooklyn, New York. Under the joint venture, Greenland acquired 70% of the project and will co-develop the project with us, along with sharing in the entire project costs going forward in proportion to ownership interests. During 2014, we received $208,275,000 of cash, net of transaction costs, related to the transaction. The joint venture will execute on the remaining development rights, including the infrastructure and vertical construction of the residential units, but excludes Barclays Center and the under construction B2 BKLYN apartment community. Consistent with the approved master plan, the joint venture will develop the remaining portion of Phase I and all of Phase II of the project, including the permanent rail yard. The remaining portion of Phase I that will be developed by the joint venture is comprised of seven buildings totaling approximately 3.1 million square feet. Phase II consists of seven buildings totaling approximately 3.3 million square feet.
On June 27, 2014, the City of New York and State of New York entities revised certain project requirements of Pacific Park Brooklyn with the goal of accelerating the construction of affordable housing. Among the requirements, affordable units are required to constitute 35% of all units for which construction has commenced until 1,050 affordable units have been started, after which the percentage drops to 25%. Failure to meet this requirement will prevent the joint venture from seeking new building permits, as well as give the State the right to seek injunctive relief. Also, temporary certificates of occupancy (“TCOs”) for a total of 2,250 affordable housing units are required to be issued by May 31, 2025 or a $2,000 per unit per month penalty will be imposed for those affordable units which have not received TCOs by such date, until issued.
In order to construct the seven buildings in Phase II, substantial additional costs for rail yard and infrastructure improvements, including a platform over the new permanent rail yard, will be required. Our agreement with the Metropolitan Transit Authority (“MTA”) requires collateral to be posted and for the construction of the permanent rail yard to be substantially complete by December 2017. We had previously posted $86,000,000 of collateral with the MTA, which was returned upon the closing of the joint venture on June 30, 2014. At closing, the joint venture has provided the $86,000,000 collateral to the MTA, of which our portion was 30%, or approximately $26,000,000. The joint venture is accounted for on the equity method of accounting, resulting in the deconsolidation of the Pacific Park Brooklyn development project. The closing of this joint venture allows us to accelerate the delivery of needed affordable housing while significantly reducing our future equity requirements for the full build-out of this project, thereby reducing our development risk and improving our future liquidity.
In December 2013, upon signing of the definitive agreement with Greenland for the sale of the Pacific Park Brooklyn development project, we determined it was likely the sale transaction would close. As a result, we classified the assets and liabilities as held for sale on our December 31, 2013 Consolidated Balance Sheet and recorded the asset at estimated fair value less estimated costs to sell, resulting in an impairment of $289,864,000 ($242,417,000, net of noncontrolling interest) during the 11 months ended December 31, 2013. Upon closing of the transaction, an additional $20,298,000 ($16,919,000, net of noncontrolling interests) was recognized primarily due to estimated costs required to complete our obligations prior to closing were higher than originally estimated. The original estimate as of December 31, 2013 was based on the most current available information.
B2 BKLYN
B2 BKLYN is an apartment building under construction in Brooklyn, New York adjacent to the Barclays Center at the Pacific Park Brooklyn project. This modular construction project has encountered, and may continue to encounter, delays and increased costs in the fabrication and assembly of the modular units. We had a fixed price contract (the “CM Contract”) with Skanska USA to construct the apartment building. In 2014, Skanska USA ceased construction and we terminated the CM Contract for cause. Each party has filed lawsuits relating primarily to the project’s delays and associated additional completion costs. We continue to vigorously pursue legal action against Skanska USA for damages related to their default of the CM Contract. However, there is no assurance that we will be successful in recovering these damages.
Based on these events, including the temporary ceasing of construction and litigation, we investigated and evaluated alternatives to restart and complete the construction. During the three months ended December 31, 2014, we decided to continue using the modular construction method, purchased Skanska USA’s entire 50% ownership interest in the factory used to construct the modular units and engaged a new construction manager to oversee the completion of B2 BKLYN. During the three months ended March 31, 2015, we re-started work at the factory, including fabrication and assembly of modular units and resumed vertical construction during the three months ended June 30, 2015. Based on the latest information available, we estimate the construction will be completed in the third quarter of 2016.
At December 31, 2015, we have $129,850,000 capitalized on the Consolidated Balance Sheet related to B2 BKLYN. Based on the most current information available, total project costs are estimated to be $192,100,000, after giving effect to an impairment charge recorded in 2014. Significant estimates and assumptions were used to develop the estimated total project costs and may change in the future.
We currently do not have a construction loan on this asset and all construction costs will be funded with equity. We may encumber B2 BKLYN in the future to lower the amount of equity invested in the project; however, we can not give you any assurances that we will make that decision, or if we do, whether we can find a permanent loan at terms acceptable to us.

Nonrecourse Mortgage Financings
As of December 31, 2015, we had $273,129,000 of nonrecourse mortgage financings with scheduled maturities during the year ending December 31, 2016, of which $40,624,000 represents regularly scheduled amortization payments. Subsequent to December 31, 2015, we have addressed $50,616,000 of these maturities through closed transactions and loan commitments. We are currently in negotiations to refinance and/or extend the remaining $181,889,000 of nonrecourse debt. We cannot give assurance as to the ultimate result of these negotiations. As with all nonrecourse mortgages, if we are unable to negotiate an extension or otherwise refinance the mortgage, we could go into default and the lender could commence foreclosure proceedings on the single collateralized asset, which would likely result in a loss of the asset or an impairment which could be significant.
As of December 31, 2015, we had three nonrecourse mortgages greater than five percent of our total nonrecourse mortgage debt and notes payable. The mortgages, encumbering the New York Times office building, Barclays Center and Westchester’s Ridge Hill, have outstanding balances of $640,000,000, $413,001,000 and $332,096,000, respectively, at December 31, 2015. On January 29, 2016, we sold our equity investment in Barclays Center with the buyer assuming all related debt.
As of December 31, 2015, our share of nonrecourse mortgage debt and notes payable recorded on our unconsolidated subsidiaries amounted to $2,234,679,000 of which $183,492,000 ($23,545,000 represents scheduled principal payments) was scheduled to mature during the year ending December 31, 2016. Negotiations are ongoing on the 2016 maturities, but we cannot give assurance we will obtain these financings on favorable terms or at all.
2015 Liquidity Transactions
During the year ended December 31, 2015, we completed the following transactions, which increased liquidity, reduced debt resulting in lower future fixed charges for interest, reduced future development equity requirements and development risk and strengthened our balance sheet.

•
We entered into separate, privately negotiated exchange agreements whereby we exchanged $49,875,000, $195,474,000 and $183,645,000 in aggregate principal amount of our 5.00% Senior Notes due 2016 (“2016 Senior Notes”), 4.25% Senior Notes due 2018 and 3.625% Senior Notes due 2020 for 19,967,053 shares of Class A common stock and cash payments of $66,849,000 in the aggregate.

•
In connection with the 2016 Senior Notes issuance, we entered into a convertible note hedge transaction intended to reduce, subject to a limit, the potential dilution with respect to our Class A common stock upon conversion of the 2016 Senior Notes. On March 3, 2015, we terminated and settled the convertible note hedge and received cash proceeds of $17,818,000 and 258,350 shares of Class A common stock.

•
We contributed Museum Towers II, an apartment building under construction in Philadelphia, Pennsylvania, into our residential strategic capital partnership with Arizona State Retirement System. This transaction reduces our future equity requirements and development risk relative to our development pipeline.

•
In May 2015, we issued 37,375,000 shares of our Class A common stock, which included the underwriters’ exercise of their over-allotment option in full, in an underwritten public offering at a price of $22.50 per share. We received net proceeds of $806,500,000 after deducting underwriting discounts, commissions and other offering expenses.

•
On June 23, 2015, we closed on a share purchase and redemption agreement with our partner to acquire its 49% equity interest in seven life science office properties and two parking facilities at University Park at MIT, a mixed-use life science office campus in Cambridge, Massachusetts. We used $386,156,000 of the net proceeds from our May 2015 equity offering to finance this acquisition. Upon closing, we own 100% of these assets.

•	We used substantially all of the remaining net proceeds from our May 2015 equity offering to retire a combination of nonrecourse mortgage debt and revolving credit facility borrowings.

•	We generated net cash proceeds of $34,944,000 related to the sale of Skylight Office Tower. This disposition is part of our strategy to sell operating assets in non-core markets.

•
On November 17, 2015, we entered into a new Credit Agreement (the “Credit Facility”), which provides total available borrowings of $500,000,000 and contains an accordion provision, subject to bank approval, allowing us to increase total available borrowings to $750,000,000. The Credit Facility matures in November 2019, and provides for two additional six-month extension periods, subject to certain conditions. Borrowings bear interest at our option at either London Interbank Offered Rate (“LIBOR”) plus a margin or the Prime Rate plus a margin. At December 31, 2015, LIBOR was 0.43% and the Prime Rate was 3.50%. The applicable margins are based on our total leverage ratio. In addition, the Credit Agreement is subject to an annual facility fee of 0.30% of total available borrowings. Total all-in interest related costs reflect an improvement of rates over the previous facility. The Credit Facility contains financial covenants, including the maintenance of a maximum total leverage ratio, maximum secured and unsecured leverage ratios, maximum secured recourse leverage ratio, a minimum fixed charge coverage ratio, and a minimum unencumbered interest coverage ratio (all as specified in the Credit Facility).

Subsequent to December 31, 2015, we completed the following transactions.

•
We completed the sale of Barclays Center and the Nets. The sale generated net cash proceeds of $54,000,000 and notes receivable of $92,600,000 and $125,100,000, which bear interest at 4.50% per annum and mature in 2019 and 2021, respectively. In addition, the buyer assumed the debt related to Barclays Center that amounted to $457,745,000 on our Consolidated Balance Sheet at December 31, 2015.

•
We entered into a joint venture agreement with outside partners, affiliated entities of QIC, one of the largest institutional investment managers in Australia. The outside partner invested in and received 51% of our equity interests in Westchester’s Ridge Hill, a formerly wholly owned regional mall in Yonkers, New York. We received net cash proceeds of approximately $83,000,000 along with the buyer assuming debt of $169,369,000, representing 51% of the nonrecourse mortgage debt of the property.

•	We completed the sale of our interests in entities that develop and manage military family housing. The sale generated net cash proceeds of approximately $200,000,000.

•
We completed the sale of 625 Fulton Avenue, a development site in Brooklyn, New York adjacent to our DKLB BKLN apartment community. The sale generated net cash proceeds of $152,000,000, of which the remaining $58,000,000 is expected to be received in April 2016.

•
We entered into a privately negotiated exchange agreement to exchange $125,000 of our 2016 Senior Notes for 9,298 shares of Class A common stock. As of January 20, 2016, no 2016 Senior Notes remain outstanding.

We expect to use primarily all of the net proceeds generated from the 2016 asset sales described above to retire debt.
We continue to explore various options to strengthen our balance sheet and enhance our liquidity, but can give no assurance we can accomplish any of these other options on terms favorable to us or at all. If we cannot enhance our liquidity, it could adversely impact our growth and result in further curtailment of development activities.
REIT Conversion
We plan to elect to be taxed as a REIT commencing with the taxable year ending December 31, 2016, upon filing the 2016 Form 1120-REIT with the Internal Revenue Service on or before September 15, 2017. We have been operating, and plan to continue operating, in a manner consistent with REIT qualification rules since January 1, 2016. As a REIT, we are subject to a number of organizational and operational requirements, including a requirement that we must annually distribute to our shareholders an amount equal to at least 90% of our REIT taxable income (computed without regard to the dividends paid deduction and net capital gain and net of any available net operating losses). We intend to distribute 100% of our taxable income to avoid paying federal tax. Our REIT taxable income typically will not include income earned by our TRSs except to the extent the TRSs pay dividends to us.
Prior to the taxable year ending December 31, 2016, our predecessor, Forest City Enterprises, Inc., operated as a C corporation. A REIT is not permitted to retain earnings and profits (“E&P”) accumulated during the periods when the company or its predecessor was taxed as a C corporation or accumulated by the company’s or its predecessor’s TRS not converted to a qualified REIT subsidiary. We must make one or more distributions to our shareholders that equals or exceeds our accumulated positive E&P.
On February 18, 2016, our Board of Directors declared a $0.10 per share cash dividend on our Class A and Class B common stock(“Common Stock”) based on the cumulative positive E&P of our predecessor. In addition, on February 18, 2016, in connection with our intention to elect REIT status for our taxable year ending December 31, 2016, the Board of Directors reinstated dividends declaring a $0.06 per share cash dividend on our Common Stock for the first quarter of 2016.The E&P dividend together with the first-quarter 2016 cash dividend will be payable on March 18, 2016, to shareholders of record at the close of business on March 4, 2016. There will be no Common Stock paid as part of these dividends.
The amount, timing and frequency of future distributions, however, will be at the sole discretion of our Board of Directors and will be declared based upon various factors, many of which are beyond our control, including, our financial condition and operating cash flows, the amount required to maintain REIT status and reduce any income and excise taxes that we otherwise would be required to pay, limitations on distributions in our existing and future debt instruments, our ability to utilize net operating losses to offset, in whole or in part, our distribution requirements, limitations on our ability to fund distributions using cash generated through our TRSs and other factors that our Board of Directors may deem relevant.
In connection with our conversion to a REIT and, in particular, to impose ownership limitations customary for REITs, effective as of 11:59 pm, Eastern Time, on December 31, 2015, our predecessor, Forest City Enterprises, Inc., completed a merger with our wholly-owned subsidiary. As a result of the merger, we became the publicly-traded New York Stock Exchange-listed parent company that succeeded to all of the existing businesses of Forest City Enterprises, Inc. and its subsidiaries. Immediately following the merger, Forest City Enterprises, Inc. converted into Forest City Enterprises, L.P., a Delaware limited partnership (the “Operating Partnership”). We hold substantially all of our assets, and conduct substantially all of our business, through the Operating Partnership. For more information on the merger and related transactions, see the REIT Conversion section in Item 1 of this Form 10-K.

In addition to the merger and limited partnership conversion, we completed an internal reorganization of the Company. The new structure is organized around function (operations, development and support services) instead of our historical structure which was organized primarily around asset type (retail, office and apartments). We incurred significant costs associated with the REIT conversion and our internal reorganization. During the years ended December 31, 2015 and 2014, we incurred $48,125,000 and $5,697,000 of REIT conversion and reorganization costs, respectively. We did not incur any REIT conversion and reorganization costs during the 11 months ended December 31, 2013. We expect a significant decrease in REIT conversion and reorganization costs during the year ending December 31, 2016.
As a REIT, we plan to fund all of our capital needs, including any required distributions of our REIT taxable income in order to maintain our REIT qualification under the Code, from similar sources we have used historically and described earlier.
Financial Covenants
Our revolving credit facility contains certain restrictive financial covenants. A summary of the key financial covenants as defined in the agreement, all of which we are compliant with at December 31, 2015, follows:

	Requirement	As of
	Per Agreement	December 31, 2015
	(dollars in thousands)
Credit Facility Financial Covenants
Maximum Total Leverage Ratio	≤65%	52.71%
Maximum Secured Leverage Ratio (1)	≤55%	50.71%
Maximum Secured Recourse Leverage Ratio (1)	≤15%	0.00%
Minimum Fixed Charge Coverage Ratio (1)	≥1.50x	1.72	x
Maximum Unsecured Leverage Ratio (1)	≤60%	12.00%
Minimum Unencumbered Interest Coverage Ratio (1)	≥1.50x	2.18	x

(1)
The first required reporting period for these financial covenants is effective for the three months ending March 31, 2016; however, at December 31, 2015, we would have been in compliance with all of these financial covenants.

Revolving Credit Facility
See Note F – Revolving Credit Facility in the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for additional information.
Convertible Senior Debt
See Note G – Convertible Senior Debt in the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for additional information.
Nonrecourse Debt Financings
We use taxable and tax-exempt nonrecourse debt for our real estate projects. Although it is our intent to increase the size of our unencumbered asset pool, the majority of our operating and development properties are separately encumbered with nonrecourse mortgage debt, which in some limited circumstances is supplemented by nonrecourse notes payable (collectively “nonrecourse debt”). For real estate projects financed with tax-exempt debt, we generally utilize variable-rate debt. For construction loans, we generally pursue variable-rate financings with maturities ranging from two to five years. For those real estate projects financed with taxable debt, we generally seek long-term, fixed-rate financing for those operating projects whose loans mature or are projected to open and achieve stabilized operations.
We are actively working to refinance and/or extend the maturities of the nonrecourse debt coming due in the next 24 months. During the year ended December 31, 2015, we completed the following financings:

Purpose of Financing	Amount
(in thousands)
Refinancings	$176,180
Construction and development projects	313,000
Loan extensions/Financing of acquired property	112,523
$601,703

Cash Flows
Operating Activities
Net cash provided by operating activities was $275,476,000, $262,022,000 and $162,805,000 for the years ended December 31, 2015 and 2014, and the 11 months ended December 31, 2013, respectively. The net increase in net cash provided by operating activities for the year ended December 31, 2015 compared with the year ended December 31, 2014 of $13,454,000 is primarily the result of changes in operating assets and liabilities between the comparable periods offset by reduced interest payments. The net increase in net cash provided by operating activities for the year ended December 31, 2014 compared with the 11 months ended December 31, 2013 of $99,217,000 is primarily the result of reporting one month less of cash flows in the 11 month transition period in 2013, increased cash received from the operations of unconsolidated subsidiaries and decreased payments of accounts payable, accrued expenses and other liabilities offset by changes in operating assets between the comparable periods.

Investing Activities
Net cash (used in) provided by investing activities was $(885,770,000), $(43,757,000) and $227,997,000 for the years ended December 31, 2015 and 2014, and the 11 months ended December 31, 2013, respectively, and consisted of the following:

	Years Ended		11 Months Ended
	December 31, 2015	December 31, 2014	December 31, 2013
	(in thousands)
Capital expenditures:
Construction and development costs:
B2 BKLYN	$(76,034)	$(49,329)	$(48,123)
Kapolei Lofts, an apartment community partially under construction in Kapolei, Hawaii	(58,454)	(9,882)	(2,543)
The Yards - Arris, an apartment community under construction in Washington, D.C.	(57,077)	(20,335)	(3,854)
Museum Towers II, an apartment community under construction in Philadelphia, Pennsylvania	(29,364)	(3,291)	(829)
Blossom Plaza, an apartment community under construction in Los Angeles, California	(27,752)	(18,618)	(4,897)
1812 Ashland Ave, an office building under construction in Baltimore, Maryland	(26,049)	(3,620)	(339)
Broadway and Hill, an apartment community under construction in Los Angeles, California	(16,431)	(3,209)	(27,582)
Westchester’s Ridge Hill	(11,930)	(8,640)	(22,224)
Winchester Lofts, an apartment community in New Haven, Connecticut	(9,035)	(35,630)	(7,412)
2175 Market Street, an apartment community in San Francisco, California	(4,413)	(22,880)	(3,857)
The Yards - Twelve12, an apartment community in Washington, D.C.	(3,810)	(35,433)	(43,855)
Aster Conservatory Green, an apartment community in Denver, Colorado	(1,405)	(13,279)	(26,365)
Pacific Park Brooklyn (1)	—	(36,234)	(41,893)
Other	(120,532)	(67,385)	(106,117)
Total construction and development costs (2)	(442,286)	(327,765)	(339,890)
Operating properties:
Residential Segment	(27,722)	(23,169)	(15,861)
Commercial Segment	(19,883)	(17,172)	(12,466)
Other	(208)	(52)	(1,051)
Total operating properties	(47,813)	(40,393)	(29,378)
Tenant improvements:
Commercial Segment	(46,470)	(20,751)	(36,499)
Total capital expenditures	$(536,569)	$(388,909)	$(405,767)
Capital expenditure of assets included in discontinued operations:
Arena	(20,811)	(10,972)	(47,347)
Acquisitions:
Partner’s interest in University Park at MIT	$(386,156)	$—	$—
500 Sterling Place	(11,119)	—	—
Partner’s interest in 91 Sidney, an apartment building in Cambridge, Massachusetts	—	(19,988)	—
Building at Antelope Valley Mall in Palmdale, California	—	—	(8,514)
Total acquisitions	$(397,275)	$(19,988)	$(8,514)
Payment of lease procurement costs (3)	(12,662)	(13,251)	(8,308)
Decrease (increase) in notes receivable	25,237	39,435	(42,158)
Decrease (increase) in restricted cash used for investing purposes:
B2 BKLYN	$53,871	$(7,112)	$(1,801)
One MetroTech Center, an office building in Brooklyn, New York	24,339	5,213	(2,344)
1812 Ashland Ave	19,984	(20,111)	—
Collateral released (posted) for various interest rate swaps and total rate of return swaps	14,293	(29,980)	5,679
The Yards - Twelve12	5,045	37,107	40,560
The Bridge at Cornell Tech, an office building in Roosevelt Island, New York	4,000	—	—
Barclays Center	3,790	5,834	(1,457)
Pacific Park Brooklyn (1)	2,873	96,183	1,783
Stapleton, a mixed-use community in Denver, Colorado	(5,949)	—	—
Westchester’s Ridge Hill	(5,273)	596	2,349
Fifteen MetroTech, an office building in Brooklyn, New York	(1,117)	(4,332)	(2,311)
Avenue at Tower City Center, a specialty retail center in Cleveland, Ohio	—	—	6,005
Other	(4,599)	(1,122)	10,092
Total decrease in restricted cash used for investing purposes	$111,257	$82,276	$58,555
Proceeds from disposition of rental properties or development project
Skylight Office Tower	$34,944	$—	$—
Disposition of partial interest in Pacific Park Brooklyn	—	208,275	—
Quartermaster Plaza, a specialty retail center in Philadelphia, Pennsylvania	—	23,045	—
Halle Building, an office building in Cleveland, Ohio	—	19,658	—
Forest Trace, supported living apartments in Lauderhill, Florida	—	18,094	—
Disposition of partial interests in eight regional retail malls	—	—	412,275
Orchard Town Center, a regional mall in Westminster, Colorado	—	—	120,854
Higbee Building, an office building in Cleveland, Ohio	—	—	37,285
Millender Center, an apartment community in Detroit, Michigan	—	—	21,388
Sheraton Station Square, a hotel in Pittsburgh, Pennsylvania	—	—	16,318
Other	1,006	9,940	16,907
Total proceeds from disposition of rental properties or development project	$35,950	$279,012	$625,027

Investing Activities (continued):

	Years Ended		11 Months Ended
	December 31, 2015	December 31, 2014	December 31, 2013
	(in thousands)
Change in investments in and advances to unconsolidated entities—(contributions to) or distribution from investment:
Acquisitions:
A building at Antelope Valley Mall in Palmdale, California	$(4,011)	$—	$—
Partners’ interests in East River Plaza, a specialty retail center, and 8 Spruce Street and DKLB BKLN, apartment communities, all located in the New York metropolitan area	—	(14,286)	—
Kohl’s building at South Bay Galleria, a regional mall in Redondo Beach, California	—	—	(8,864)
Macy’s building at Ballston Quarter, a regional mall in Arlington, Virginia	—	—	(8,074)
Dispositions of partial interest in equity method investments:
Charleston Town Center, a regional mall in Charleston, West Virginia	—	—	9,402
Dispositions:
Barrington Place, Legacy Arboretum and Legacy Crossroads, apartment communities in North Carolina	—	17,532	—
818 Mission Street and Bulletin Building	—	11,733	—
Colonial Grand and Westwood Reserve, apartment communities in Tampa, Florida	—	10,612	—
Golden Gate	—	7,518	—
Liberty Center and Westin Convention Center, an office building and hotel in Pittsburgh, Pennsylvania	—	—	26,677
Plaza at Robinson Town Center, a specialty retail center in Pittsburgh, Pennsylvania	—	—	13,500
Marketplace at Riverpark, a specialty retail center in Fresno, California	—	—	8,839
Residential Projects:
Pacific Park Brooklyn joint venture (1)	(55,800)	(94,768)	—
Hudson Exchange, an apartment community under construction in Jersey City, New Jersey	(13,948)	—	—
Five renewable energy facilities	(3,559)	(3,974)	(9,145)
Liberty Hills, an apartment community in Solon, Ohio, refinancing proceeds	4,000	—	—
Glendora Gardens, a senior housing apartment community in Glendora, California, refinancing proceeds	—	6,755	—
Bayside Village, an apartment community in San Francisco, California, refinancing proceeds (4)	—	4,567	—
3700M, a recently opened apartment community in Dallas, Texas	—	(5,317)	—
Radian, a recently opened apartment community in Boston, Massachusetts	—	(3,357)	(1,639)
8 Spruce Street	—	—	(2,445)
The Nets, a National Basketball Association member	(24,900)	—	—
Commercial Projects:
38 Sidney Street, an office building in Cambridge, Massachusetts, refinancing proceeds	11,249	—	—
Regional retail mall joint venture, primarily to fund rehabilitation and expansion projects	(6,327)	(23,219)
Westfield San Franciso Centre, a regional mall in San Francisco, California	(5,303)	—	—
300 Massachusetts Ave, an office building under construction in Cambridge, Massachusetts	(1,648)	(2,777)	(10,926)
Victoria Gardens, a regional mall in Rancho Cucamonga, California, refinancing proceeds	—	37,357	—
Atlantic Terminal Mall, a specialty retail center in Brooklyn, New York, refinancing proceeds	—	14,751	—
64 Sidney Street, an office building in Cambridge, Massachusetts, refinancing proceeds	—	10,909	—
40 Landsdowne Street, an office building in Cambridge, Massachusetts, refinancing proceeds	—	9,279	—
Five specialty retail centers in the Greater New York City metropolitan area, refinancing proceeds	—	—	31,482
26 Landsdowne Street, an office building in Cambridge, Massachusetts, primarily refinancing proceeds	—	—	4,898
Other	9,350	5,325	2,804
Total change in investments in and advances to unconsolidated entities	$(90,897)	$(11,360)	$56,509
Net cash (used in) provided by investing activities	$(885,770)	$(43,757)	$227,997

(1)
Pacific Park Brooklyn changed from the full consolidation method of accounting to equity method during the six months ended June 30, 2014. Capital expenditures and changes in restricted cash represent activity prior to the change to equity method of accounting while changes in investments in and advances to unconsolidated entities represent activity subsequent to the change to equity method of accounting.

(2)
We capitalized internal costs related to projects under construction and development of $36,476, $38,087 and $38,379, including compensation related costs of $30,810, $31,770 and $31,993 for the years ended December 31, 2015 and 2014, and the 11 months ended December 31, 2013, respectively. Total capitalized internal costs represent approximately 6.80%, 9.79% and 9.46% of total capital expenditures for the years ended December 31, 2015 and 2014, and the 11 months ended December 31, 2013, respectively.

(3)
We capitalized internal costs related to leasing activities of $2,773, $2,523 and $3,894 including compensation related costs of $2,354, $2,211 and $3,130, for the years ended December 31, 2015 and 2014, and the 11 months ended December 31, 2013, respectively.

(4)
Bayside Village changed from the equity method of accounting to the full consolidation method during the three months ended December 31, 2014. Changes in investments in and advances to unconsolidated entities represent activity prior to the change to the full consolidation method of accounting.

Financing Activities
Net cash provided by (used in) financing activities was $577,496,000, $(171,953,000) and $(443,816,000) for the years ended December 31, 2015 and 2014, and the 11 months ended December 31, 2013, respectively. The net increase in cash provided by financing activities of $749,449,000 for the year ended December 31, 2015 compared with the prior year primarily relates to the net proceeds from the equity offering in 2015 offset by cash paid to early convert the various tranches of our senior notes. We used a significant amount of cash in 2014 and 2013 which was primarily generated from operations and asset sales to pay down debt resulting in a large net use of cash from financing activities. The significant use of cash to pay down debt during all years presented is consistent with our ongoing goal of deleveraging the balance sheet.

2006 CLASS A COMMON UNITS
We and certain of our affiliates entered into a Master Contribution and Sale Agreement (the “Master Contribution Agreement”) with Bruce C. Ratner (“Mr. Ratner”), Executive Vice President and Director, and certain entities and individuals affiliated with Mr. Ratner (the “BCR Entities”) in August 2006 to purchase their interests in a total of 30 retail, office and residential operating properties and service companies in the Greater New York City metropolitan area. We issued 3,646,755 Class A Common Units (“2006 Units”) in a jointly-owned limited liability company to the BCR Entities in exchange for their interests. We accounted for the issuance of the 2006 Units in exchange for the noncontrolling interests under the purchase method of accounting. The 2006 Units may be exchanged for one of the following forms of consideration at our sole discretion: (i) an equal number of shares of our Class A common stock or, (ii) cash based on a formula using the average closing price of the Class A common stock at the time of conversion or, (iii) a combination of cash and shares of our Class A common stock. We have no rights to redeem or repurchase the 2006 Units. Pursuant to the Master Contribution Agreement, certain projects under development would remain owned jointly until each project was completed and achieved “stabilization.” Upon stabilization, each project would be valued and we, in our discretion, would choose among various ownership options for the project.
As described below, we and Mr. Ratner have agreed upon the value of each development project that has reached stabilization. As of December 31, 2015, air rights for any future residential vertical development at East River Plaza, a specialty retail center in Manhattan, New York, remains the only asset subject to this agreement. The development projects were not covered by the Tax Protection Agreement (the “Tax Protection Agreement”) that the parties entered into in connection with the Master Contribution Agreement. The Tax Protection Agreement indemnified the BCR Entities included in the initial closing against taxes payable by reason of any subsequent sale of certain operating properties and expires in 2018.
Upon the closing of the January 2016 sale of 625 Fulton Avenue, a development site in Brooklyn, New York adjacent to our DKLB BKLN apartment community, we are obligated pursuant to the terms of the Master Contribution Agreement to make a $6,238,000 tax indemnity payment to the BCR Entities. The payment, which will be accrued during the three months ending March 31, 2016, is expected to be paid in quarterly installments during the year ending December 31, 2016.
As a result of the March 2014 disposal of Quartermaster Plaza, a specialty retail center in Philadelphia, Pennsylvania, we accrued $1,646,000 during the year ended December 31, 2014 related to a tax indemnity payment due to the BCR Entities, of which $1,235,000 was paid as of December 31, 2014. The remaining amount was paid during the year ended December 31, 2015. We made no payments to the BCR Entities for tax indemnification during the 11 months ended December 31, 2013.
Class A Common Unit Exchanges
In September 2015, certain BCR Entities exchanged 1,032,402 of the 2006 Units. We issued 1,032,402 shares of our Class A common stock for the exchanged 2006 Units. We accounted for the exchange as a purchase of noncontrolling interests, resulting in a reduction of noncontrolling interests of $52,663,000, an increase to Class A common stock of $344,000 and a combined increase to additional paid-in capital of $52,319,000, accounting for the fair value of common stock issued and the difference between the fair value of consideration exchanged and the noncontrolling interest balance. At December 31, 2015, 1,940,788 2006 Units were outstanding.
In June 2014, one of the BCR Entities exchanged 673,565 of the 2006 Units. We issued 673,565 shares of our Class A common stock for the exchanged 2006 Units. We accounted for the exchange as a purchase of noncontrolling interests, resulting in a reduction of noncontrolling interests of $34,358,000, an increase to Class A common stock of $224,000 and a combined increase to additional paid-in capital of $34,134,000, accounting for the fair value of common stock issued and the difference between the fair value of consideration exchanged and the noncontrolling interest balance. At December 31, 2014, 2,973,190 2006 Units were outstanding.
The carrying value of the 2006 Units of $99,000,000 and $151,663,000 is included as noncontrolling interests at December 31, 2015 and 2014, respectively.
Westchester’s Ridge Hill
Pursuant to the terms of the Master Contribution Agreement, in December 2015, we caused certain of our affiliates to acquire the BCR Entities’ interests in Westchester’s Ridge Hill, a regional mall in Yonkers, New York for $10. Subsequent to the December 2015 transaction, we own 100% of the asset.
During the year ended December 31, 2014, in accordance with the Master Contribution Agreement, we accrued and capitalized into the cost basis of the asset, an $11,000,000 development fee payable to Mr. Ratner related to Westchester’s Ridge Hill, as certain milestones had been reached in the development and operation of the property. As of December 31, 2015 and 2014, the entire amount was included in accounts payable, accrued expenses and other liabilities. In January 2016, we paid the $11,000,000 development fee to Mr. Ratner.

8 Spruce Street, DKLB BKLN and East River Plaza
Pursuant to the terms of the Master Contribution Agreement, in January 2014, we caused certain of our affiliates to acquire the BCR Entities’ interests in three stabilized projects, 8 Spruce Street, an apartment community in Manhattan, New York, DKLB BKLN, an apartment community in Brooklyn, New York, and East River Plaza. In accordance with the purchase agreements, the applicable BCR Entities assigned and transferred their interests in the three projects to affiliates of ours and received cash of $14,286,000, resulting in an increase in investments in and advances to unconsolidated affiliates. Prior to the transaction, we accounted for the three projects using the equity method of accounting and subsequently accounts for the projects as equity method investments as the other outside partners continue to have joint control.
New York Times and Twelve MetroTech Center
Pursuant to the terms of the Master Contribution Agreement, in May 2008, we caused certain of our affiliates to acquire the BCR Entities’ interests in two stabilized projects, New York Times, an office building in Manhattan, New York, and Twelve MetroTech Center, an office building in Brooklyn, New York. In accordance with the purchase agreements, the applicable BCR Entities assigned and transferred their interests in the two projects to affiliates of ours and will receive cash of approximately $121,000,000 over a 15 year period. An affiliate of ours had also agreed to indemnify the applicable BCR Entity against taxes payable by it by reason of a subsequent sale or other disposition of one of the projects. This agreement expired on December 31, 2014.
The consideration exchanged by us for the BCR Entities’ interest in the two development projects was accounted for under the purchase method of accounting. Pursuant to the agreements, the BCR Entities received an initial cash amount of $49,249,000. We calculated the net present value of the remaining payments over the 15 year period using a discounted interest rate. This initial discounted amount of $56,495,000 was recorded and will be accreted up to the total liability through interest expense over the 15 year period using the effective interest method. At December 31, 2015 and 2014, $3,497,000 and $3,330,000, respectively, is recorded in accounts payable, accrued expenses and other liabilities related to this obligation.
COMMITMENTS AND CONTINGENCIES
See Note J – Commitments and Contingencies in the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for additional information.

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS
As of December 31, 2015, we are subject to certain contractual obligations, some of which are off-balance sheet, as described in the table below:

	Payments Due by Period
	December 31,
	2016	2017	2018	2019	2020	Thereafter	Total

Long-Term Debt:
Nonrecourse mortgage debt and notes payable (1)	$228,386	$1,277,779	$402,745	$362,266	$160,951	$1,571,323	$4,003,450
Share of nonrecourse mortgage debt and notes payable of unconsolidated entities	183,492	448,830	311,657	167,430	144,727	978,543	2,234,679
Revolving credit facility	—	—	—	—	—	—	—
Convertible senior debt	125	—	154,526	—	116,355	—	271,006
Interest payments on long-term debt	275,616	210,493	144,647	119,416	107,091	510,895	1,368,158
Operating leases	9,333	8,298	7,706	7,585	7,623	262,502	303,047
Share of operating leases of unconsolidated entities	7,895	7,939	8,047	7,839	7,825	329,303	368,848
Construction contracts	568,358	66,535	1,477	—	—	—	636,370
Military housing construction contracts (2)	73,958	76,228	21,792	—	—	—	171,978
Other (3)	9,336	3,751	51,466	232	3	—	64,788
Barclays Center/Nets: (4)
Nonrecourse mortgage debt and notes payable	44,744	—	—	—	—	413,001	457,745
Interest payments on long-term debt	35,504	33,276	33,276	33,276	33,276	683,442	852,050
Operating leases	810	829	835	829	706	10,678	14,687
Other (5)	63,648	60,872	58,845	57,473	57,121	1,332,725	1,630,684
Total Contractual Obligations	$1,501,205	$2,194,830	$1,197,019	$756,346	$635,678	$6,092,412	$12,377,490

(1)
We have a substantial amount of nonrecourse mortgage debt, the details of which are further described within Item 7A. Quantitative and Qualitative Disclosures About Market Risk. We are contractually obligated to pay the interest and principal on these mortgages. Because we utilize mortgage debt as a primary source of capital, the balances and terms of the mortgages, and therefore the estimate of future contractual obligations including interest payments, frequently change due to full or partial property dispositions, mortgage refinancings, changes in variable interest rates and new mortgage debt in connection with property additions.

(2)
Represents funds we are obligated to pay under various construction contracts related to our military housing projects where we act as the construction manager. These obligations are primarily reimbursable costs from the respective projects and a corresponding account receivable is recorded when the costs are incurred. In connection with the February 2016 disposition of Military Housing, the contractual obligations were transferred to the buyer.

(3)
Represents funds we are legally obligated to pay under various service contracts, employment contracts and licenses over the next several years as well as unrecognized tax benefits. These contracts are typically greater than one year and either do not contain a cancellation clause or cannot be terminated without substantial penalty. We have several service contracts with vendors related to our property management including maintenance, landscaping, security and phone service. In addition, we have other service contracts we enter into during our normal course of business which extend beyond one year and are based on usage including snow plowing, answering services, copier maintenance and cycle painting. As we are unable to predict the usage variables, these contracts have been excluded from our summary of contractual obligations at December 31, 2015.

(4)
Represents various obligations solely related to Barclays Center and The Nets, which we sold our remaining ownership interests in, on January 29, 2016. Upon the sale, all of these contractual obligations were transfered to the buyer.

(5)	Represents various obligations, primarily related to The Nets player contracts and certain obligations in connection with the New York Islanders lease.
INFLATION
Substantially all of our long-term leases contain provisions designed to mitigate the adverse impact of inflation. Such provisions include escalation clauses, which generally increase rental rates during the terms of the leases and/or percentage rentals based on tenants’ gross sales. Such escalations are determined by negotiation, increases in the consumer price index or similar inflation indices. In addition, we seek increased rents upon renewal at market rates for our short-term leases. Most of our leases require tenants to pay a share of operating expenses, including common area maintenance, real estate taxes, insurance and utilities, thereby reducing our exposure to increases in costs and operating expenses resulting from inflation.
LEGAL PROCEEDINGS
We are involved in various claims and lawsuits incidental to our business, and management and legal counsel believe these claims and lawsuits will not have a material adverse effect on our consolidated financial statements.
NEW ACCOUNTING GUIDANCE
See the “New Accounting Guidance” section of Note A – Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for additional information.

INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K, together with other statements and information publicly disseminated by us, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements reflect management’s current views with respect to financial results related to future events and are based on assumptions and expectations that may not be realized and are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, financial or otherwise, may differ, perhaps materially, from the results discussed in the forward-looking statements. Risk factors discussed in Item 1A of this Form 10-K and other factors that might cause differences, some of which could be material, include, but are not limited to, our ability to qualify or to remain qualified as a REIT, our ability to satisfy REIT distribution requirements, the impact of issuing equity, debt or both, and selling assets to satisfy our future distributions required as a REIT or to fund capital expenditures, future growth and expansion initiatives, the impact of the amount and timing of any future distributions, the impact from complying with REIT qualification requirements limiting our flexibility or causing us to forego otherwise attractive opportunities beyond rental real estate operations, the impact of complying with the REIT requirements related to hedging, our lack of experience operating as a REIT, legislative, administrative, regulatory or other actions affecting REITs, including positions taken by the Internal Revenue Service, the possibility that our Board of Directors will unilaterally revoke our REIT election, the possibility that the anticipated benefits of qualifying as a REIT will not be realized, or will not be realized within the expected time period, the impact of current lending and capital market conditions on our liquidity, our ability to finance or refinance projects or repay our debt, the impact of the slow economic recovery on the ownership, development and management of our commercial real estate portfolio, general real estate investment and development risks, using modular construction as a new construction methodology and owning a factory to produce modular units, litigation risks, vacancies in our properties, risks associated with developing and managing properties in partnership with others, competition, our ability to renew leases or re-lease spaces as leases expire, illiquidity of real estate investments, bankruptcy or defaults of tenants, anchor store consolidations or closings, the impact of terrorist acts and other armed conflicts, our substantial debt leverage and the ability to obtain and service debt, the impact of restrictions imposed by our credit facility and senior debt, exposure to hedging agreements, the level and volatility of interest rates, the continued availability of tax-exempt government financing, our ability to receive payment on the notes receivable issued by Onexim in connection with their purchase of our interests in the Barclays Center and the Nets, the impact of credit rating downgrades, effects of uninsured or underinsured losses, effects of a downgrade or failure of our insurance carriers, environmental liabilities, competing interest of our directors and executive officers, the ability to recruit and retain key personnel, risks associated with the sale of tax credits, downturns in the housing market, the ability to maintain effective internal controls, compliance with governmental regulations, increased legislative and regulatory scrutiny of the financial services industry, changes in federal, state or local tax laws, volatility in the market price of our publicly traded securities, inflation risks, cybersecurity risks, cyber incidents, conflicts of interest, and risks related to our organizational structure including operating through our Operating Partnership and our UPREIT structure, as well as other risks listed from time to time in our SEC filings, including but not limited to, our annual and quarterly reports. We have no obligation to revise or update any forward-looking statements, other than as imposed by law, as a result of future events or new information. Readers are cautioned not to place undue reliance on such forward-looking statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Our market risk includes the inability to obtain construction loans, refinance existing construction loans into long-term fixed-rate nonrecourse financing, refinance existing nonrecourse financing at maturity, obtain renewals or replacement of credit enhancement devices, such as letters of credit, or otherwise obtain funds by selling real estate assets or by raising equity (see the “Lending and Capital Market Conditions May Negatively Impact Our Liquidity and Our Ability to Finance or Refinance Projects or Repay Our Debt” section of Item 1A. Risk Factors). We also have interest-rate exposure on our current variable-rate debt portfolio. During the construction period, we have historically used variable-rate debt to finance developmental projects. At December 31, 2015, our outstanding variable-rate debt, including borrowings under our revolving credit facility, consisted of $1,428,414,000 of taxable debt and $583,405,000 of tax-exempt debt. Upon opening and achieving stabilized operations, we have historically procured long-term fixed-rate financing for our rental properties. If we are unable to procure long-term fixed-rate financing, we would pursue extending maturities with existing lenders. Additionally, we are exposed to interest rate risk upon maturity of our long-term fixed-rate financings. The total weighted average interest rate includes the impact of interest rate swaps, caps and long-term contracts in place as of December 31, 2015.
Interest Rate Exposure
The following table summarizes the composition of nonrecourse debt, including $457,745,000 of fixed rate debt classified as held for sale:

December 31, 2015	Operating Properties	Development Projects	Total	Total Weighted Average Rate
	(dollars in thousands)
Fixed	$2,402,942	$46,434	$2,449,376	5.47%
Variable
Taxable	1,404,132	24,282	1,428,414	4.81%
Tax-Exempt	533,984	49,421	583,405	1.11%
	$4,341,058	$120,137	$4,461,195	4.69%
Total gross commitment from lenders		$603,465
To mitigate short-term variable interest rate risk, we have purchased interest rate hedges for our variable-rate debt as follows:
Taxable (Priced off of LIBOR Index)

	Caps		Swaps
	Notional	Average Base	Notional	Average Base
Period Covered	Amount	Rate	Amount	Rate
	(dollars in thousands)
01/01/16 - 01/01/17	$350,000	2.00%	$734,278	5.03%
01/01/17 - 01/01/18	332,096	2.00%	738,914	5.02%
01/01/18 - 05/08/24	—	—%	97,450	1.87%
Tax-Exempt (Priced off of Securities Industry and Financial Markets Association (“SIFMA”) Index)

	Caps
	Notional	Average Base
Period Covered	Amount	Rate
	(dollars in thousands)
01/01/16 - 01/01/17	$70,405	5.90%
01/01/17 - 11/25/17	60,710	5.73%
The tax-exempt caps generally were purchased in conjunction with lender hedging requirements that require the borrower to protect against significant fluctuations in interest rates. Except for those requirements, we generally do not hedge tax-exempt debt due to its historically low interest rates.

Sensitivity Analysis to Changes in Interest Rates
Including the effect of the protection provided by the interest rate swaps, caps and long-term contracts in place as of December 31, 2015, a 100 basis point increase in taxable interest rates (including properties accounted for under the equity method, corporate debt and the effect of interest rate floors) would increase the annual pre-tax interest cost for the next 12 months of our variable-rate debt by approximately $6,851,000 at December 31, 2015. Although tax-exempt rates generally move in an amount smaller than corresponding changes in taxable interest rates, a 100 basis point increase in tax-exempt rates (including properties accounted for under the equity method) would increase the annual pre-tax interest cost for the next 12 months of our tax-exempt variable-rate debt by approximately $6,205,000 at December 31, 2015. This analysis includes a portion of our taxable and tax-exempt variable-rate debt related to construction loans for which the interest expense is capitalized.
We enter into total rate of return swaps (“TROR”) on various tax-exempt fixed-rate borrowings. The TROR convert borrowings from a fixed rate to a variable rate. In exchange for a fixed rate, the TROR requires the payment of a variable interest rate, generally equivalent to the SIFMA rate (0.01% at December 31, 2015) plus a spread. Additionally, we have guaranteed the fair value of the underlying borrowings. Fluctuation in the value of the TROR is offset by the fluctuation in the value of the underlying borrowings, resulting in minimal financial impact. At December 31, 2015, the aggregate notional amount of TROR designated as fair value hedging instruments is $471,985,000. The underlying TROR borrowings are subject to a fair value adjustment. In addition, we have TROR with a notional amount of $138,871,000 not designated as fair value hedging instruments, but is subject to interest rate risk.
We estimate the fair value of our hedging instruments based on interest rate market and bond pricing models. At December 31, 2015 and 2014, we recorded interest rate caps, swaps and TROR with positive fair values of approximately $13,311,000 and $8,362,000, respectively, in other assets. At December 31, 2015 and 2014, we recorded interest rate swaps and TROR that had a negative fair value of approximately $73,679,000 and $102,362,000, respectively, in accounts payable, accrued expenses and other liabilities.
We estimate the fair value of our long-term debt instruments by market rates, if available, or by discounting future cash payments at interest rates that approximate the current market. Estimated fair value is based upon market prices of public debt, available industry financing data, current treasury rates and recent financing transactions. Based on these parameters, the table below contains the estimated fair value of our long-term debt at December 31, 2015.

	Carrying Value	Fair Value	Fair Value with 100 bp Decrease in Market Rates
	(in thousands)
Fixed	$2,720,382	$2,987,646	$3,184,526
Variable
Taxable	1,428,414	1,421,216	1,423,487
Tax-Exempt	583,405	580,485	579,810
Total Variable	$2,011,819	$2,001,701	$2,003,297
Total Long-Term Debt	$4,732,201	$4,989,347	$5,187,823
The following table provides information about our financial instruments that are sensitive to changes in interest rates.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk (continued)
December 31, 2015

	Expected Maturity Date
	Year Ending December 31,
Long-Term Debt	2016	2017	2018	2019	2020	Period Thereafter	Total Outstanding	Fair Market Value
	(dollars in thousands)
Fixed:
Fixed-rate debt	$209,362	$270,182	$208,737	$114,212	$160,767	$1,486,116	$2,449,376	$2,687,321
Weighted average interest rate	7.87%	5.65%	4.57%	4.01%	5.09%	5.38%	5.47%
Senior and subordinated debt (1)	125	—	154,526	—	116,355	—	271,006	300,325
Weighted average interest rate	5.00%	—%	4.25%	—%	3.63%	—%	3.98%
Total Fixed-Rate Debt	209,487	270,182	363,263	114,212	277,122	1,486,116	2,720,382	2,987,646
Variable:
Variable-rate debt	63,767	1,007,597	64,232	239,554	184	53,080	1,428,414	1,421,216
Weighted average interest rate (2)	2.71%	5.77%	2.96%	2.21%	4.37%	3.19%	4.81%
Tax-exempt	—	—	129,776	8,500	—	445,129	583,405	580,485
Weighted average interest rate (2)	—%	—%	1.44%	2.97%	—%	0.98%	1.11%
Bank revolving credit facility (1)	—	—	—	—	—	—	—	—
Weighted average interest rate	—%	—%	—%	—%	—%	—%	—%
Total Variable-Rate Debt	63,767	1,007,597	194,008	248,054	184	498,209	2,011,819	2,001,701
Total Long-Term Debt	$273,254	$1,277,779	$557,271	$362,266	$277,306	$1,984,325	$4,732,201	$4,989,347
Weighted average interest rate	6.67%	5.74%	3.56%	2.79%	4.48%	4.33%	4.65%

(1)	Represents recourse debt.

(2)	Weighted average interest rate is based on current market rates as of December 31, 2015.

Item 8. Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS

Page
Consolidated Financial Statements:
Report of Independent Registered Public Accounting Firm	84
Consolidated Balance Sheets	85
Consolidated Statements of Operations	86
Consolidated Statements of Comprehensive Income (Loss)	87
Consolidated Statements of Equity	88
Consolidated Statements of Cash Flows	89
Notes to Consolidated Financial Statements	90

Supplementary Data:
Quarterly Consolidated Financial Data (Unaudited)	143

Financial Statement Schedules:
Schedule II – Valuation and Qualifying Accounts	152
Schedule III – Real Estate and Accumulated Depreciation	153

All other schedules are omitted because they are not applicable or the required information is presented in the consolidated financial statements or the notes thereto.

Individual financial statements of entities accounted for by the equity method have been omitted because such entities would not constitute a significant subsidiary or it has been determined that inclusion of such financial statements are not required.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders
of Forest City Realty Trust, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of comprehensive income (loss), of equity and of cash flows present fairly, in all material respects, the financial position of Forest City Realty Trust, Inc. (formerly Forest City Enterprises, Inc.), and its subsidiaries at December 31, 2015 and December 31, 2014, and the results of their operations and their cash flows for the years ended December 31, 2015 and 2014, and the eleven months ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note A to the consolidated financial statements, the Company adopted accounting standards update (“ASU”) No. 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”, which changed the criteria for reporting discontinued operations in 2014.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ PricewaterhouseCoopers LLP
Cleveland, Ohio
February 23, 2016

Forest City Realty Trust, Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31,
	2015	2014
	(in thousands)
Assets
Real Estate
Completed rental properties	$7,694,071	$6,813,532
Projects under construction and development	889,618	477,957
Land inventory	69,318	97,469
Total Real Estate	8,653,007	7,388,958
Less accumulated depreciation	(1,624,920)	(1,480,611)
Real Estate, net – (variable interest entities $668.9 million and $427.8 million, respectively)	7,028,087	5,908,347
Cash and equivalents – (variable interest entities $17.9 million and $20.6 million, respectively)	265,677	290,668
Restricted cash – (variable interest entities $8.0 million and $28.6 million, respectively)	161,891	251,443
Notes and accounts receivable, net	376,147	408,517
Investments in and advances to unconsolidated entities	678,872	620,466
Other assets – (variable interest entities $18.0 million and $19.6 million, respectively)	453,963	379,929
Deferred income taxes, net	83,645	—
Assets held for sale	944,727	955,570
Total Assets	$9,993,009	$8,814,940
Liabilities and Equity
Liabilities
Mortgage debt and notes payable, nonrecourse – (variable interest entities $318.2 million and $250.7 million, respectively)	$4,003,450	$3,790,918
Revolving credit facility	—	—
Convertible senior debt	271,006	700,000
Accounts payable, accrued expenses and other liabilities – (variable interest entities $99.4 million and $42.6 million, respectively)	862,817	774,159
Cash distributions and losses in excess of investments in unconsolidated entities	150,255	211,493
Deferred income taxes, net	—	482,474
Liabilities held for sale	570,947	520,135
Total Liabilities	5,858,475	6,479,179
Redeemable Noncontrolling Interest	159,978	183,038
Commitments and Contingencies	—	—
Equity
Shareholders’ Equity
Preferred stock – $.01 and without par value, respectively; 20,000,000 shares authorized, no shares issued	—	—
Common stock – $.01 and $.33 1/3 par value, respectively
Class A, 371,000,000 shares authorized, 238,949,141 and 180,859,262 shares issued and 238,949,141 and 179,763,952 shares outstanding, respectively	2,389	60,286
Class B, convertible, 56,000,000 shares authorized, 18,805,285 and 19,208,517 shares issued and outstanding, respectively; 26,257,961 issuable	188	6,403
Total common stock	2,577	66,689
Additional paid-in capital	2,524,420	1,165,828
Retained earnings	1,059,240	563,198
Less treasury stock, at cost; 0 and 1,095,310 Class A shares, respectively	—	(18,922)
Shareholders’ equity before accumulated other comprehensive loss	3,586,237	1,776,793
Accumulated other comprehensive loss	(67,905)	(58,846)
Total Shareholders’ Equity	3,518,332	1,717,947
Noncontrolling interest	456,224	434,776
Total Equity	3,974,556	2,152,723
Total Liabilities and Equity	$9,993,009	$8,814,940

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Realty Trust, Inc. and Subsidiaries
Consolidated Statements of Operations

	Years Ended		11 Months Ended
	December 31, 2015	December 31, 2014	December 31, 2013
	(in thousands, except per share data)
Revenues
Rental	$625,725	$526,966	$537,703
Tenant recoveries	133,829	118,035	134,330
Service and management fees	45,263	50,522	57,156
Parking and other	62,376	53,765	49,067
Land sales	79,169	68,102	67,057
Military Housing	31,869	31,967	48,427
Total revenues	978,231	849,357	893,740
Expenses
Property operating and management	386,688	384,119	394,538
Real estate taxes	91,274	78,637	81,630
Ground rent	11,348	9,387	6,128
Cost of land sales	31,413	23,457	35,638
Military Housing operating	8,130	11,481	30,204
Corporate general and administrative	48,374	45,419	45,021
REIT conversion and reorganization costs	48,125	5,697	—
	625,352	558,197	593,159
Depreciation and amortization	252,925	196,167	239,823
Write-offs of abandoned development projects and demolition costs	9,534	1,655	40,414
Impairment of real estate	451,434	277,095	421,361
Net loss on land held for divestiture activity	—	—	7,382
Total expenses	1,339,245	1,033,114	1,302,139
Operating loss	(361,014)	(183,757)	(408,399)
Interest and other income	37,739	42,780	52,283
Net loss on disposition of partial interest in development project	—	(20,298)	—
Net gain on disposition of full or partial interest in rental properties	1,746	30,281	496,092
Net gain on change in control of interests	486,279	230,660	2,762
Interest expense	(157,166)	(194,176)	(250,822)
Amortization of mortgage procurement costs	(7,549)	(7,797)	(7,746)
Gain (loss) on extinguishment of debt	(65,086)	(1,179)	4,549
Loss before income taxes	(65,051)	(103,486)	(111,281)
Income tax expense (benefit)
Current	7,187	12,515	2,488
Deferred	(588,286)	(21,670)	18,433
	(581,099)	(9,155)	20,921
Earnings (loss) from unconsolidated entities, gross of tax
Equity in earnings	22,313	40,792	42,197
Net gain on disposition of interest in unconsolidated entities	20,293	52,421	68,430
Impairment	(13,844)	(3,124)	—
Net gain on land held for divestiture activity	—	—	1,338
	28,762	90,089	111,965
Earnings (loss) from continuing operations	544,810	(4,242)	(20,237)
Discontinued operations, net of tax:
Operating earnings (loss) from rental properties	(27,520)	(29,686)	(26,436)
Impairment of real estate	—	—	(46,962)
Gain on disposition of rental properties	—	14,856	24,560
Equity in earnings (loss)	(24,952)	(1,948)	(1,715)
	(52,472)	(16,778)	(50,553)
Net earnings (loss)	492,338	(21,020)	(70,790)
Noncontrolling interests
(Earnings) loss from continuing operations attributable to noncontrolling interests, gross of tax	(13,258)	(3,620)	54,832
Loss from discontinued operations attributable to noncontrolling interests	16,962	17,045	10,651
	3,704	13,425	65,483
Net earnings (loss) attributable to Forest City Realty Trust, Inc.	496,042	(7,595)	(5,307)
Preferred dividends	—	—	(185)
Net earnings (loss) attributable to common shareholders	$496,042	$(7,595)	$(5,492)
Basic earnings (loss) per common share
Earnings (loss) from continuing operations attributable to common shareholders	$2.19	$(0.04)	$0.17
Loss from discontinued operations attributable to common shareholders	(0.14)	—	(0.20)
Net earnings (loss) attributable to common shareholders	$2.05	$(0.04)	$(0.03)
Diluted earnings (loss) per common share
Earnings (loss) from continuing operations attributable to common shareholders	$2.10	$(0.04)	$0.17
Loss from discontinued operations attributable to common shareholders	(0.13)	—	(0.20)
Net earnings (loss) attributable to common shareholders	$1.97	$(0.04)	$(0.03)

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Realty Trust, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)

	Years Ended		11 Months Ended
	December 31, 2015	December 31, 2014	December 31, 2013
	(in thousands)
Net earnings (loss)	$492,338	$(21,020)	$(70,790)
Other comprehensive income (loss), net of tax:
Unrealized net gain on investment securities (net of tax of $0, $0 and $(132), respectively)	—	—	208
Foreign currency translation adjustments (net of tax of $(18), $(19) and $100, respectively)	24	32	(158)
Unrealized net gain on interest rate derivative contracts (net of tax of $(5,612), $(11,216) and $(16,833), respectively)	22,584	17,759	26,605
One-time adjustment to deferred taxes on OCI related to REIT conversion	(31,651)	—	—
Total other comprehensive income (loss), net of tax	(9,043)	17,791	26,655
Comprehensive income (loss)	483,295	(3,229)	(44,135)
Comprehensive loss attributable to noncontrolling interest	3,688	13,370	65,449
Total comprehensive income attributable to Forest City Realty Trust, Inc.	$486,983	$10,141	$21,314

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Realty Trust, Inc. and Subsidiaries
Consolidated Statements of Equity

	Preferred Stock		Common Stock				Additional Paid-in Capital				Accumulated Other Comprehensive (Loss) Income
	Series A		Class A		Class B			Retained Earnings	Treasury Stock			Noncontrolling Interest
	Shares	Amount	Shares	Amount	Shares	Amount			Shares	Amount			Total
	(in thousands)
Balances at January 31, 2013	211	$10,552	163,729	$54,576	20,235	$6,745	$932,045	$576,285	7	$(108)	$(103,203)	$261,679	$1,738,571
Net loss, net of $16,847 loss attributable to redeemable noncontrolling interest								(5,307)				(48,636)	(53,943)
Other comprehensive income, net of tax											26,621	34	26,655
Purchase of treasury stock									180	(3,167)			(3,167)
Conversion of Class B to Class A shares			62	20	(62)	(20)							—
Issuance of Class A shares in exchange for Series A preferred stock	(110)	(5,489)	363	121			5,368						—
Redemption of Series A preferred stock	(101)	(5,063)											(5,063)
Proceeds from settlement of equity call hedge related to issuance of preferred stock							23,099		765	(12,868)			10,231
Issuance of Class A shares in exchange for Puttable Equity-Linked Senior Notes due 2014			13,679	4,559			189,786						194,345
Restricted stock vested			600	202			(202)						—
Exercise of stock options and write-off of deferred tax asset related to expired stock options			66	22			833		(10)	165			1,020
Preferred stock dividends								(185)					(185)
Stock-based compensation							16,197						16,197
Redeemable noncontrolling interest adjustment							50,546						50,546
Acquisition of partners’ noncontrolling interest in consolidated subsidiaries							(95,924)					(2,763)	(98,687)
Contributions from noncontrolling interests												80,339	80,339
Distributions to noncontrolling interests												(36,400)	(36,400)
Change to equity method of accounting for subsidiaries												5,660	5,660
Adjustment due to change in ownership of consolidated subsidiaries							(26,000)					26,000	—
Balances at December 31, 2013	—	$—	178,499	$59,500	20,173	$6,725	$1,095,748	$570,793	942	$(15,978)	$(76,582)	$285,913	$1,926,119
Net loss, net of $17,095 loss attributable to redeemable noncontrolling interest								(7,595)				3,670	(3,925)
Other comprehensive income, net of tax											17,736	55	17,791
Purchase of treasury stock									215	(4,009)			(4,009)
Conversion of Class B to Class A shares			964	322	(964)	(322)							—
Restricted stock vested			723	240			(240)						—
Exercise of stock options and write-off of deferred tax asset related to expired stock options							(695)		(62)	1,065			370
Stock-based compensation							19,673						19,673
Exchange of 2006 Class A Common Units for Class A shares			673	224			34,134					(34,358)	—
Redeemable noncontrolling interest adjustment							(28,390)						(28,390)
Acquisition of partner’s noncontrolling interest in consolidated subsidiaries							(32,505)					(67,358)	(99,863)
Contributions from noncontrolling interests												175,274	175,274
Distributions to noncontrolling interests												(14,634)	(14,634)
Adjustment due to change in ownership of consolidated subsidiaries							78,103					(82,038)	(3,935)
Change in control of equity method subsidiary												168,252	168,252
Balances at December 31, 2014	—	$—	180,859	$60,286	19,209	$6,403	$1,165,828	$563,198	1,095	$(18,922)	$(58,846)	$434,776	$2,152,723
Net earnings, net of $16,962 loss attributable to redeemable noncontrolling interest								496,042				13,258	509,300
Other comprehensive income, net of tax											(9,059)	16	(9,043)
Issuance of Class A shares in equity offering			37,375	12,458			794,042						806,500
Adjustment of Class A and Class B par value from $.33 to $.01				(77,252)		(6,080)	83,332						—
Purchase of treasury stock									223	(5,543)			(5,543)
Conversion of Class B to Class A shares			404	135	(404)	(135)							—
Proceeds and Class A shares received from termination of Convertible Senior Notes hedge							24,321		258	(6,503)			17,818
Issuance of Class A shares in exchange for Convertible Senior Notes			19,967	6,656			403,924						410,580
Restricted stock vested			810	253			(253)						—
Repurchase of Class A common shares			(26)				(579)						(579)
Exercise of stock options and write-off of deferred tax asset related to expired stock options							(2,079)		(104)	2,031			(48)
Stock-based compensation							31,835						31,835
Exchange of 2006 Class A Common Units for Class A shares			1,032	344			52,319					(52,663)	—
Acquisition of partners’ noncontrolling interest in consolidated subsidiaries							(303)					(9)	(312)
Contributions from noncontrolling interests												106,244	106,244
Distributions to noncontrolling interests												(44,624)	(44,624)
Adjustment due to change in ownership of consolidated subsidiaries							479					(774)	(295)
Retirement of treasury stock			(1,472)	(491)			(28,446)		(1,472)	28,937			—
Balances at December 31, 2015	—	$—	238,949	$2,389	18,805	$188	$2,524,420	$1,059,240	—	$—	$(67,905)	$456,224	$3,974,556

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Realty Trust, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Years Ended		11 Months Ended
	December 31, 2015	December 31, 2014	December 31, 2013
	(in thousands)
Net earnings (loss)	$492,338	$(21,020)	$(70,790)
Depreciation and amortization	252,925	196,167	239,823
Amortization of mortgage procurement costs	7,549	7,797	7,746
Impairment of real estate	451,434	277,095	421,361
Impairment of unconsolidated entities	13,844	3,124	—
Write-offs of abandoned development projects	4,430	283	30,214
(Gain) loss on extinguishment of debt	65,086	1,179	(4,549)
Other income - net gain on sale of a fiber optics network	—	—	(6,734)
Net loss on land held for divestiture activity	—	—	7,382
Net loss on disposition of partial interest in development project	—	20,298	—
Net gain on disposition of full or partial interest in rental properties	(1,746)	(30,281)	(496,092)
Net gain on change in control of interests	(486,279)	(230,660)	(2,762)
Deferred income tax expense (benefit)	(588,286)	(21,670)	18,433
Earnings from unconsolidated entities	(42,606)	(93,213)	(110,627)
Net gain on land held for divestiture activity of unconsolidated entities	—	—	(1,338)
Stock-based compensation expense	24,118	13,729	10,371
Amortization and mark-to-market adjustments of derivative instruments	(2,886)	3,889	7,951
Cash distributions from operations of unconsolidated entities	60,029	82,725	64,346
Non-cash operating expenses and deferred taxes included in discontinued operations	18,569	43,091	100,053
Earnings from unconsolidated entities included in discontinued operations	40,760	3,181	2,802
Gain on disposition of rental properties included in discontinued operations	—	(28,100)	(41,831)
Decrease in land inventory	6,776	14,170	8,966
(Increase) decrease in notes and accounts receivable	(6,422)	11,928	(12,684)
(Increase) decrease in other assets	(27,283)	(285)	38,811
(Decrease) increase in accounts payable, accrued expenses and other liabilities	(6,874)	8,595	(48,047)
Net cash provided by operating activities	275,476	262,022	162,805
Cash Flows from Investing Activities
Capital expenditures	(536,569)	(388,909)	(405,767)
Capital expenditures of assets included in discontinued operations	(20,811)	(10,972)	(47,347)
Acquisitions	(397,275)	(19,988)	(8,514)
Payment of lease procurement costs	(12,662)	(13,251)	(8,308)
Decrease (increase) in notes receivable	25,237	39,435	(42,158)
Decrease in restricted cash	111,257	82,276	58,555
Proceeds from disposition of rental properties or development project	35,950	279,012	625,027
Contributions to unconsolidated entities	(115,496)	(147,698)	(41,093)
Distributions from unconsolidated entities	24,599	136,338	97,602
Net cash (used in) provided by investing activities	(885,770)	(43,757)	227,997
Cash Flows from Financing Activities
Proceeds from nonrecourse mortgage debt and notes payable	312,841	602,939	629,714
Principal payments on nonrecourse mortgage debt and notes payable	(523,346)	(796,898)	(889,566)
Borrowings on revolving credit facility	111,850	965,925	899,794
Payments on revolving credit facility	(111,850)	(965,925)	(899,794)
Proceeds from issuance of Class A common stock, net of $34,438 of transaction costs	806,500	—	—
Proceeds from issuance of Convertible Senior Notes due 2020, net of issuance costs	—	—	291,250
Proceeds received from termination of convertible senior note hedge	17,818	—	—
Payments to noteholders related to exchange of convertible senior notes	(63,135)	—	(5,490)
Transaction costs related to exchanges of Senior Notes for Class A common stock	(6,950)	—	(2,300)
Redemption of Puttable Equity-Linked Senior Notes due 2014	—	—	(1,058)
Redemption of Senior Notes due 2015, 2017 & 2034	—	—	(404,348)
Payment of deferred financing costs	(16,808)	(20,803)	(10,239)
Purchase of treasury stock	(5,543)	(4,009)	(3,167)
Repurchase of Class A common shares	(579)	—	—
Redemption of Series A preferred stock	—	—	(5,063)
Proceeds from equity call hedge related to the issuance of Series A preferred stock	—	—	10,231
Exercise of stock options	1,488	789	1,153
Dividends paid to preferred shareholders	—	—	(185)
Net distributions to redeemable noncontrolling interests	(6,098)	—	—
Acquisitions of noncontrolling interests	(312)	(94,168)	(98,687)
Contributions from noncontrolling interests	106,244	154,831	80,339
Distributions to noncontrolling interests	(44,624)	(14,634)	(36,400)
Net cash provided by (used in) financing activities	577,496	(171,953)	(443,816)
Net (decrease) increase in cash and equivalents	(32,798)	46,312	(53,014)
Cash and equivalents at beginning of period	326,518	280,206	333,220
Cash and equivalents at end of period (including cash held for sale)	$293,720	$326,518	$280,206

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

A. Summary of Significant Accounting Policies
General
Forest City Realty Trust, Inc. (with its subsidiaries, the “Company”) principally engages in the ownership, development, management and acquisition of commercial and residential real estate and land throughout the United States. The Company had approximately $10.0 billion of consolidated assets in 24 states and the District of Columbia at December 31, 2015. The Company’s core markets include Boston, Chicago, Dallas, Denver, Los Angeles, Philadelphia, and the greater metropolitan areas of New York City, San Francisco and Washington D.C. The Company has regional offices in Boston, Dallas, Denver, Los Angeles, New York City, San Francisco, Washington, D.C., and the Company’s corporate headquarters in Cleveland, Ohio.
REIT Conversion
On January 13, 2015, the board of directors of Forest City Enterprises, Inc., the Company’s predecessor, approved a plan to pursue conversion to REIT status. On May 29, 2015, Forest City Enterprises, Inc. formed the Company as a Maryland corporation and wholly-owned subsidiary of Forest City Enterprises, Inc. On October 20, 2015, the shareholders of Forest City Enterprises, Inc. approved and adopted the merger agreement that implemented the restructuring of Forest City Enterprises, Inc. into a holding company so as to facilitate its conversion to a REIT.
Pursuant to the merger agreement, effective as of 11:59 pm, Eastern Time, on December 31, 2015 (the “Effective Time”), (i) a wholly-owned subsidiary of the Company merged with and into Forest City Enterprises, Inc., with Forest City Enterprises, Inc. as the surviving corporation, (ii) each outstanding share of Forest City Enterprises, Inc. Class A common stock, par value $.33 1/3 per share, and Class B common stock, par value $.33 1/3 per share, automatically converted into one share of Forest City Realty Trust, Inc. Class A common stock, $.01 par value per share, and Class B common stock, $.01 par value per share, respectively, (iii) Forest City Enterprises, Inc. became a wholly-owned subsidiary of the Company and (iv) the Company became the publicly-traded New York Stock Exchange-listed parent company that succeeded to and continued to operate substantially all of the existing businesses of Forest City Enterprises, Inc. and its subsidiaries. In addition, each share of Class A common stock of Forest City Enterprises, Inc. held in treasury at December 31, 2015 ceased to be outstanding at the Effective Time of the Merger, and a corresponding adjustment was recorded to Class A common stock and additional paid-in capital. Immediately following the merger, Forest City Enterprises, Inc. converted into a Delaware limited partnership named “Forest City Enterprises, L.P.” (the “Operating Partnership”).
In this annual report on Form 10-K, unless otherwise specifically stated or the context otherwise requires, all references to “the Company,” “Forest City,” “we,” “our,” “us” and similar terms refer to Forest City Enterprises, Inc. and its consolidated subsidiaries prior to the Effective Time and Forest City Realty Trust, Inc. and its consolidated subsidiaries, including the Operating Partnership, as of the Effective Time and thereafter.
Company Operations
As of January 1, 2016, the Company believes it is organized in a manner that enables it to qualify, and intends to operate in a manner that will allow it to continue to qualify, as a real estate investment trust (“REIT”) for federal income tax purposes. As such, the Company intends to elect REIT status for its taxable year ending December 31, 2016, upon filing the 2016 Form 1120-REIT with the Internal Revenue Service on or before September 15, 2017.
The Company holds substantially all of its assets, and conducts substantially all of its business, through the Operating Partnership. The Company is the sole general partner of the Operating Partnership and, as of December 31, 2015, following the conversion of Forest City Enterprises, Inc. into the Operating Partnership, the Company directly or indirectly owns all of the limited partnership interests in the Operating Partnership.
The Company holds and operates certain of its assets through one or more taxable REIT subsidiaries (“TRSs”). A TRS is a subsidiary of a REIT that is subject to applicable corporate income tax. The Company’s use of TRSs enables it to continue to engage in certain businesses while complying with REIT qualification requirements and also allows the Company to retain income generated by these businesses for reinvestment without the requirement of distributing those earnings. The non-REIT qualified businesses that the Company holds through TRSs primarily include its investments in the Land Development Group, Barclays Center arena and the Brooklyn Nets (the “Nets”), a member of the National Basketball Association (“NBA”) (subsequently sold in January 2016), B2 BKLYN, an apartment building under construction in Brooklyn, New York, military housing operations (subsequently sold in February 2016), and Pacific Park Brooklyn project. In the future, the Company may elect to reorganize and transfer certain assets or operations from its TRSs to other subsidiaries, including qualified REIT subsidiaries.

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The Company changed its year-end to December 31 from January 31, effective December 31, 2013 (the “Year-end change”). As a result, the Company presents the 11 month period ended December 31, 2013 as its transition period (the “2013 Transition period”). Due to the Year-end change, many of the differences in comparisons of the Company’s results are impacted by the one-month difference between the 2013 Transition period and the full years presented. The Company believes the Year-end change was useful to its financial statement users to allow for increased comparability of its performance to its peers and to allow for the flexibility to convert to a REIT. The years 2015, 2014 and 2013 refer to the year ended December 31, 2015, the year ended December 31, 2014 and the 11 months ended December 31, 2013, respectively.
The Company operates through five reportable operating segments. The Commercial Group, Residential Group and Land Development Group (collectively, the “Real Estate Groups”) represent four reportable operating segments:

•
Commercial Group owns, develops, acquires and operates regional malls, specialty/urban retail centers, office and life science buildings and mixed-use projects. Additionally, it operated Barclays Center, a sports and entertainment arena located in Brooklyn, New York, which is reported as a separate operating segment (“Arena”). The Arena, which was disposed of during January 2016, is classified as held for sale and reported in discontinued operations for all periods presented.

•
Residential Group owns, develops, acquires and operates residential rental properties, including upscale and middle-market apartments, adaptive re-use developments, for-sale condominium projects and subsidized senior housing. Additionally, it owns interests in entities that develop and manage military family housing, which was disposed of during February 2016.

•	Land Development Group acquires and sells both land and developed lots to residential, commercial and industrial customers at its Stapleton project in Denver, Colorado.
Corporate Activities is the other reportable operating segment, which includes the Company’s equity method investment in the Nets, which was disposed of during January 2016. The Nets is reported in discontinued operations for all periods presented.
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of Forest City Realty Trust, Inc., its wholly-owned subsidiaries and entities in which it has a controlling interest in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All intercompany balances and transactions have been eliminated in consolidation.
The accounting guidance for consolidation of variable interest entities (“VIEs”) requires an ongoing reassessment of determining whether a variable interest gives a company a controlling financial interest in a VIE. VIEs are entities in which the equity investors do not have sufficient equity at risk to finance their endeavors without additional financial support or the holders of the equity investment at risk do not have a controlling financial interest. The Company continuously reassesses whether or not it has the (a) power to direct the activities of the VIE that most significantly affect its economic performance and (b) the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE.
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires the Company to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and related notes. Some of the critical estimates made by the Company include, but are not limited to, determination of the primary beneficiary of VIEs, estimates of useful lives for long-lived assets, reserves for collection on accounts and notes receivable and other investments, the fair value estimate of redeemable noncontrolling interest, net gain on change in control of interests, impairment of real estate and other-than-temporary impairments on equity method investments. Actual results could differ from those estimates.
In April 2013, management approved a plan to demolish Ten MetroTech Center, an office building in Brooklyn, New York, to clear the land for sale. Accordingly, the original useful life, set to expire in 2042, was adjusted to expire at the demolition date in October 2013, which resulted in $45,500,000 of accelerated depreciation expense recognized in the Consolidated Statements of Operations during the 11 months ended December 31, 2013.
Reclassifications
Certain prior year amounts related to discontinued operations and assets and liabilities held for sale in the accompanying consolidated financial statements have been reclassified to conform to the current year’s presentation.
New Accounting Guidance
In January 2015, the Financial Accounting Standards Board (“FASB”) issued an amendment to the accounting guidance to eliminate the concept of extraordinary items from GAAP. The presentation and disclosure guidance for items that are unusual in nature or occur infrequently has been retained and expanded to include items that are both unusual in nature and infrequently occurring. This guidance was early adopted effective January 1, 2015 and did not have a material impact on the Company’s consolidated financial statements.

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

In February 2015, the FASB issued an amendment to the consolidation accounting guidance. This guidance changes the required analysis to determine whether certain types of legal entities should be consolidated. The amendment modifies the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities, eliminates the presumption that a general partner should consolidate a limited partnership and may affect the consolidation analysis of entities involved in VIEs, particularly those having fee arrangements and related party relationships. This guidance is effective for fiscal years, and for interim reporting periods within those fiscal years, beginning after December 15, 2015. The adoption of this guidance on January 1, 2016 will not have a material impact on the Company’s consolidated financial statements.
In April 2015, the FASB issued an Accounting Standards Update to simplify the presentation of debt issuance costs. This guidance requires that third-party debt issuance costs be presented in the balance sheet as a direct deduction from the carrying value of the debt. Debt issuance costs related to revolving lines of credit are not within the scope of this new guidance. This guidance is effective for fiscal years, and for interim reporting periods within those fiscal years, beginning after December 15, 2015. The adoption of this guidance on January 1, 2016 will not have a material impact on the Company’s consolidated financial statements.
The following new accounting pronouncements will be adopted on their respective effective dates:
In May 2014, the FASB issued an amendment to the accounting guidance for revenue from contracts with customers. The core principle of this guidance is an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance defines steps an entity should apply to achieve the core principle. This guidance is effective for annual reporting periods beginning after December 15, 2017 and interim reporting periods within that annual period and allows for both retrospective and modified retrospective methods of adoption. Early adoption is permitted for annual periods beginning after December 15, 2016. The Company is currently in the process of determining the method of adoption and evaluating the impact of adopting this guidance on its consolidated financial statements.
In August 2014, the FASB issued an amendment to the accounting guidance on disclosure of uncertainties about an entity’s ability to continue as a going concern. This guidance requires management to assess the Company’s ability to continue as a going concern and to provide disclosures under certain circumstances. This guidance is effective for annual reporting periods ending after December 15, 2016 and interim reporting periods thereafter. Early adoption is permitted. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.
Acquisition of Rental Properties
Upon acquisition of a rental property, the purchase price is allocated to net tangible and identified intangible assets acquired based on estimated fair values. Above-market and below-market in-place lease values are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) the Company’s estimated fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. Above-market lease values are amortized as a reduction of rental revenues (or rental expense for ground leases in which the Company is the lessee) over the remaining non-cancelable terms of the respective leases. Below-market lease values are amortized as an increase to rental revenues (or rental expense for ground leases in which the Company is the lessee) over the remaining non-cancelable terms of the respective leases, including any fixed-rate renewal periods that are probable of being exercised. For the Company’s below-market lease and in-place lease intangibles remaining at December 31, 2015 and 2014, the Company assumed fixed rate renewals for the in-place leases deemed to be below market and includes the assumed renewals in the calculation of intangible asset values and related amortization period.
Intangible assets also include amounts representing the value of tenant relationships and in-place leases based on the Company’s evaluation of each tenant’s lease and its overall relationship with the respective tenant. The Company estimates the cost to execute leases with terms similar to in-place leases, including leasing commissions, legal and other related expenses. This intangible asset is amortized to expense over the remaining term of the respective lease. The Company’s estimates of value are made using methods similar to those used by independent appraisers or by using independent appraisals. Factors considered by the Company in this analysis include an estimate of the carrying costs during the expected lease-up periods, current market conditions and costs to execute similar leases. In estimating carrying costs, the Company includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods, which primarily range from three to twelve months. The Company also considers information obtained about each property as a result of its pre-acquisition due diligence, marketing and leasing activities in estimating the fair value of the tangible and intangible assets acquired. The Company also uses the information obtained as a result of its pre-acquisition due diligence in considering any conditional asset retirement obligations, and when necessary, will record a conditional asset retirement obligation as part of its purchase price. The value of in-place leases is amortized over the remaining non-cancelable term of the respective leases and any fixed-rate renewal periods deemed probable.

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

When calculating the estimated value to assign to a tenant relationship intangible asset, the Company estimates the likelihood a lessee will execute a lease renewal and other factors relative to the relationship. In determining the likelihood of lease renewal, the Company utilizes a probability weighted model based on many factors. Other qualitative factors related to the relationship the Company considers include, but are not limited to, the nature and extent of the business relationship with the tenant, growth prospects for developing new business with the tenant and the tenant’s credit quality. The value of tenant relationship intangibles is amortized over the remaining initial lease term and expected renewals, but in no event longer than the remaining depreciable life of the building.
In the event a lease is terminated, the unamortized portion of each related intangible is charged to income or expense, as applicable.
Cash and Equivalents
The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. Cash equivalents are stated at cost, which approximates market value.
The Company maintains operating cash and reserves for replacement balances in financial institutions which, from time to time, may exceed federally insured limits. The Company periodically assesses the financial condition of these institutions and believes the risk of loss is minimal.
Cash flows associated with items intended as hedges of identifiable transactions or events are classified in the same category as the cash flows from the items being hedged. Cash flows from derivatives not designated as cash flow or fair value hedges are generally classified in the investing section in the Consolidated Statements of Cash Flows.
Cash flows associated with lease procurement costs are classified as investing activities and consist primarily of lease commissions and related legal fees associated with procuring first generation tenants under long-term lease agreements for office buildings, retail regional malls or specialty retail centers. The Company primarily incurs these costs during the development phase of the project and they are integral to starting construction and ultimately completing the project. Management views these lease procurement costs as part of the initial investment to obtain long-term cash inflow.
Restricted Cash
Restricted cash represents amounts for debt service payments, taxes and insurance, collateral, security deposits, capital replacement, improvement and operating reserves, bond funds, and development and construction escrows.
Allowance for Doubtful Accounts
Allowances against notes and accounts receivables are based on management’s estimate of amounts that will not be realized from cash receipts or any applicable collateral in subsequent periods. If the estimate of expected future cash flows does not accurately reflect actual events, the allowance may be over or understated. Management exercises judgment in establishing these allowances and considers payment history and current credit status in developing these estimates.
The Company also maintains an allowance for receivables arising from the straight-lining of rents.This receivable arises from earnings recognized in excess of amounts currently due under lease agreements. The allowance against the straight-line rent receivable is based on historical experience with early lease terminations as well as specific review of significant tenants and tenants having known financial difficulties. There is a risk the estimate of the expected activity of current tenants may not accurately reflect future events. If the estimate does not accurately reflect future tenant vacancies, the allowance for straight-line rent receivable may be over or understated.
Investments in Unconsolidated Entities
Investments in unconsolidated entities include investments in and advances to unconsolidated entities and cash distributions and losses in excess of investments in unconsolidated entities the Company does not control and/or is not deemed to be the primary beneficiary. The Company accounts for its investments in unconsolidated entities using the equity method of accounting whereby the cost of an investment is adjusted for the Company’s share of income or loss from the date of acquisition, increased for equity contributions made and reduced by distributions received. The income or loss for each unconsolidated entity is allocated in accordance with the provisions of the applicable operating agreements, including distribution priorities, which may change upon the achievement of certain return thresholds and may differ from the legal ownership interest held. Differences between the Company’s carrying value of its investment in unconsolidated entities and the Company’s underlying equity of such unconsolidated entities are amortized over the respective lives of the underlying assets or liabilities, as applicable. Certain investments in unconsolidated entities’ share of cumulative allocated losses and cash distributions received exceeds its cumulative allocated share of income and equity contributions. As a result, the carrying value of certain investments in unconsolidated entities is negative, based on the Company’s ongoing potential funding requirements. Unconsolidated entities with negative carrying values are included in cash distributions and losses in excess of investments in unconsolidated entities in the Consolidated Balance Sheets.

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The Company may provide funding in excess of its legal ownership. These fundings are typically interest-bearing or entitle the Company to a preference on and of such advances of property cash flows and are included in investments in and advances to unconsolidated entities.
Other Assets
Other assets include costs incurred with obtaining financing, which are deferred and amortized over the life of the related debt and costs incurred with leasing space to tenants which are deferred and amortized using the straight-line method over the lives of the related leases.
Intangible Assets
Upon an acquisition of a rental property, the Company records intangible assets at their estimated fair value separate and apart from goodwill. The Company amortizes identified intangible assets with finite lives on a straight-line basis over the period the assets are expected to contribute directly or indirectly to the future cash flows of the acquired property. Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate their carrying amount may not be recoverable. An impairment loss is recognized if the carrying amount of an intangible asset is not recoverable and its carrying amount exceeds its estimated fair value.
In connection with the Company’s military housing projects, intangible assets are recorded based upon the costs associated with acquiring military housing development and management contracts. Intangible assets related to the military housing development contracts are amortized based upon the ratio of development fees earned in relation to overall fee income to be earned throughout the contract period. Intangible assets related to the military housing management contracts are amortized based upon a straight-line basis over the remaining term of the management contracts.
Variable Interest Entities
The Company’s VIEs consist of joint ventures engaged in the ownership, development and management of office buildings, specialty retail centers, apartment communities, military housing and the Nets. As of December 31, 2015, the Company determined it was the primary beneficiary of 25 VIEs representing 20 consolidated properties. The creditors of the consolidated VIEs do not have recourse to the Company’s general credit. As of December 31, 2015, the Company determined it was not the primary beneficiary of 65 VIEs and accounts for these interests as equity method investments. The maximum exposure to loss of these unconsolidated VIEs is limited to $349,000,000, the Company’s investment balances at December 31, 2015.
Derivative Instruments and Hedging Activities
Derivatives are recorded at fair value. Accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and whether it meets the hedge accounting requirements. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the matching of gain or loss recognition on the instrument with the recognition of the change in the fair value of the hedged asset or liability attributable to the hedged risk (in a fair value hedge) or the earnings effect of the hedged forecasted transactions (in a cash flow hedge). The Company may enter into derivative contracts intended to economically hedge certain interest rate risk, even though the contracts do not qualify for or the Company has elected not to apply hedge accounting.

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Accumulated Other Comprehensive Loss
The following table summarizes the components of accumulated other comprehensive income (loss) (“accumulated OCI”):

	December 31,
	2015	2014	2013
	(in thousands)
Unrealized losses on foreign currency translation	$95	$137	$189
Unrealized losses on interest rate derivative contracts (1)	67,888	96,084	125,059
	67,983	96,221	125,248
Income tax benefit (2)	—	(37,281)	(48,517)
Noncontrolling interest	(78)	(94)	(149)
Accumulated Other Comprehensive Loss	$67,905	$58,846	$76,582
The following table summarizes the changes, net of tax and noncontrolling interest, of accumulated OCI by component:

	Securities	Foreign Currency Translation	Interest Rate Contracts	Total
	(in thousands)
Balance, February 1, 2013	$(208)	$42	$(103,037)	$(103,203)
Gain (loss) recognized in accumulated OCI	430	(158)	(457)	(185)
Loss reclassified from accumulated OCI	(222)	—	27,028	26,806
Total other comprehensive income (loss)	208	(158)	26,571	26,621
Balance, December 31, 2013	$—	$(116)	$(76,466)	$(76,582)
Gain (loss) recognized in accumulated OCI	—	32	(10,294)	(10,262)
Loss reclassified from accumulated OCI	—	—	27,998	27,998
Total other comprehensive income (loss)	—	32	17,704	17,736
Balance, December 31, 2014	$—	$(84)	$(58,762)	$(58,846)
Gain (loss) recognized in accumulated OCI	—	24	(6,445)	(6,421)
Loss reclassified from accumulated OCI	—	—	29,013	29,013
One-time adjustment to deferred taxes on OCI related to REIT conversion (2)	—	(35)	(31,616)	(31,651)
Total other comprehensive income (loss)	—	(11)	(9,048)	(9,059)
Balance, December 31, 2015	$—	$(95)	$(67,810)	$(67,905)

(1)
Included in the amounts as of December 31, 2015, 2014 and 2013 are $48,002, $73,536 and $97,360, respectively, of unrealized loss on an interest rate swap associated with the New York Times office building on its nonrecourse mortgage debt with a notional amount of $640,000. This swap effectively fixes the mortgage at an all-in lender interest rate of 6.40% and expires in September 2017.

(2)	In conjunction with the REIT conversion, the deferred tax asset related to accumulated OCI was reversed. See W – Income Taxes for further information.

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The following table summarizes losses reclassified from accumulated OCI and their location on the Consolidated Statements of Operations:

Accumulated OCI Components	Loss Reclassified from Accumulated OCI	Location on Consolidated Statements of Operations
	(in thousands)
Year Ended December 31, 2015
Interest rate contracts	$37,852	Interest expense
Interest rate contracts	(900)	Net gain on change in control of interests
Interest rate contracts	3,722	Earnings (loss) from unconsolidated entities, gross of tax
	40,674	Total before income tax and noncontrolling interest
	(11,645)	Income tax benefit
	(16)	Noncontrolling interest
	$29,013	Loss reclassified from accumulated OCI
Year Ended December 31, 2014
Interest rate contracts	$38,093	Interest expense
Interest rate contracts	3,666	Discontinued operations
Interest rate contracts	4,006	Earnings (loss) from unconsolidated entities, gross of tax
	45,765	Total before income tax and noncontrolling interest
	(17,737)	Income tax benefit
	(30)	Noncontrolling interest
	$27,998	Loss reclassified from accumulated OCI
11 Months Ended December 31, 2013
Interest rate contracts	$40,353	Interest expense
Interest rate contracts	3,814	Earnings (loss) from unconsolidated entities, gross of tax
	44,167	Total before income tax and noncontrolling interest
	(17,123)	Income tax benefit
	(16)	Noncontrolling interest
	$27,028	Loss reclassified from accumulated OCI

Noncontrolling Interest
Interests held by partners in consolidated entities are reflected in noncontrolling interest, which represents the noncontrolling interests’ share of the underlying net assets of the Company’s consolidated subsidiaries. Noncontrolling interest that is not redeemable is reported in the equity section of the Consolidated Balance Sheets.
Noncontrolling interests where the Company may be required to repurchase the noncontrolling interest at fair value under a put option or other contractual redemption requirements are reported in the mezzanine section of the Consolidated Balance Sheets as redeemable noncontrolling interest. The Company adjusts the redeemable noncontrolling interest to redemption value (which approximates fair value) at each balance sheet date with changes recognized as an adjustment to additional paid-in capital. In the event the historical cost of the redeemable noncontrolling interest, which represents initial cost, adjusted for contributions, distributions and the allocation of profits or losses, is in excess of estimated fair value, the Company records the redeemable noncontrolling interest at historical cost. As of January 29, 2016, the entire redeemable noncontrolling interest was extinguished in connection with the sale of Barclays Center.
In connection with the closing of a joint venture with Greenland Atlantic Yards, LLC, a subsidiary of Shanghai-based Greenland Holding Group Company Limited (“Greenland”) to develop Pacific Park Brooklyn, a 22 acre mixed-use project in Brooklyn, New York during the year ended December 31, 2014, the Company became obligated to purchase certain noncontrolling interests of the fully consolidated entity that contributed the development project into the joint venture. See Note S – Net Loss on Disposition of Partial Interest in Development Project for detailed information on the joint venture. In addition, the Company acquired certain other partners’ noncontrolling interest in Shops at Wiregrass, a regional mall in Tampa, Florida, Waterfront Station, a mixed-use development project in Washington, D.C., and the under construction B2 BKLYN, an apartment building in Brooklyn, New York, during the year ended December 31, 2014. The fair value of consideration exchanged or accrued related to all noncontrolling interest acquisitions in excess of the historical cost was $32,505,000, resulting in a decrease in additional paid-in-capital as reflected in the Consolidated Statements of Equity.

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

During the year ended December 31, 2014, the Company contributed two operating and three under construction apartment communities into our strategic capital partnership with Arizona State Retirement System (“ASRS”). The fair value of consideration exchanged related to these contributions in excess of book value was $78,103,000, resulting in an increase in additional paid-in capital and corresponding decrease to noncontrolling interest as reflected in the Consolidated Statement of Equity.
Reacquired Stock
Effective December 31, 2015, the Company accounts for purchases of capital stock consistent with Maryland law, which does not contemplate treasury stock. Any capital stock reacquired for any purpose is recorded as a reduction of Class A common stock (at $0.01 par value per share) and an increase in additional paid-in capital.
Recognition of Revenues
Rental – Lease terms in retail centers and office buildings generally range from 1 to 30 years, excluding leases with certain anchor tenants, which typically are longer. Minimum rents are recognized on a straight-line basis over the non-cancelable term of the lease, which include the effects of rent steps and rent abatements under the leases. Overage rents are recognized after sales thresholds have been achieved. Residential lease terms are generally one year.
Tenant Recoveries – Reimbursements from commercial tenants for common area maintenance, taxes, insurance and other commercial property operating expenses as provided in the lease agreements are recognized in the period the applicable costs are incurred.
Service and Management Fees – Management, leasing, finance, development and other service fee revenue is recognized in the period in which the services are performed. Revenues and profit on long-term fixed-price contracts are recorded using the percentage-of-completion method. Revenues on reimbursable cost-plus fee contracts are recorded in the amount of the accrued reimbursable costs plus proportionate fees at the time the costs are incurred.
Parking and Other – Revenues derived from monthly and transient tenant parking and other revenue is recognized in the period the services are performed.
Arena (reported in discontinued operations) – The Arena naming rights agreement commenced with the opening of the Arena, has a 20 year term and is subject to certain extension rights. Arena naming rights revenue is recognized on a straight-line basis over the term of the agreement.
Arena founding partner and sponsor agreements entitle the parties to certain sponsorship, promotional, media, hospitality and other rights and entitlements. These agreements expire at various terms ranging from one to seven years and revenue is recognized on a straight-line basis over the term of the agreements.
Arena suite licenses entitle the licensee to the use of a luxury suite in the Arena. The terms of the suite license agreements range from one to seven years. Revenue is recognized on a straight-line basis over the term of the agreements.
Ticketing fee revenue is based on the Arena’s share of ticket sale fees in accordance with an agreement with Ticketmaster. Revenue from ticketing fees is deferred and recognized upon settlement of the related event.
Land Sales – Sales of land to residential, commercial and industrial customers, primarily at the Company’s Stapleton project, and sales of commercial and residential outlots adjacent to the Company’s operating property portfolio are recognized at closing or upon completion of all conditions precedent to the sales contract (whichever is later).
Military Housing – Property management and asset management fees are earned based on a contractual percentage of the annual net rental income and annual operating income, respectively, generated by the military housing projects as defined in the agreements. Additional property management incentive fees are recognized based upon successful completion of criteria set forth in the property management agreements.
Development fees are earned based on a contractual percentage of the actual development costs incurred. Additional development incentive fees are recognized based upon successful completion of criteria, such as incentives to realize development cost savings, encourage small and local business participation, comply with specified safety standards and other project management incentives as specified in the development agreements.
Construction management fees are earned based on a contractual percentage of the actual construction costs incurred. Additional construction incentive fees are recognized based upon successful completion of certain criteria as set forth in the construction contracts.

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Real Estate Sales and Assets Held for Sale
The specific timing of a sale transaction and recognition of profit is measured against various criteria in the real estate sales accounting guidance covering the terms of the transaction and any continuing involvement in the form of management or financial assistance associated with the property. If the sales criteria are not met, the Company defers gain recognition and accounts for the transaction by applying the deposit, finance, installment or cost recovery methods, as appropriate.
Prior to the adoption of new accounting guidance on discontinued operations in April 2014, typically all consolidated operating properties sold or classified as held for sale met the requirements to be reported as a discontinued operation. The new accounting guidance on discontinued operations significantly increased the threshold for a property to be classified as a discontinued operation. As a result, the Company’s number of disposed or held for sale assets classified as a discontinued operation significantly decreased from previous periods.
The determination of when an asset qualifies as held for sale continues to require significant judgment. The Company considers various factors when evaluating whether an asset qualifies as held for sale including, among others, whether the potential sale is approved by management, the status of any marketing efforts, interest from potential buyers, the status of any sale negotiations and the probability of whether the asset will be sold in twelve months. Each potential sale is evaluated based on its separate facts and circumstances.
As of December 31, 2015, the assets and liabilities of the Barclays Center and the Company’s equity method investment in the Nets, (collectively, the “Disposal Group”), met the requirements to be classified as held for sale and to be reported as discontinued operations. As such, prior periods have been reclassified to conform to the current year presentation. The Disposal Group was sold on January 29, 2016.
Recognition of Expenses
Property Operating and Management – Expenses incurred at the operating property level and general business unit expenses, including non-capitalizable development costs and management and service company expenses, are recognized as incurred.
Real Estate Taxes – Real estate taxes on operating properties are recognized over the applicable tax period. Real estate taxes during active development and construction are capitalized as a project cost.
Ground Rent – Expenses related to ground leases are recognized using the straight-line method over the non-cancelable lease term. Participation payments triggered by defined events within the respective lease agreements such as refinancings, sales or other capital transactions are expensed when incurred. Ground rent during active development and construction is capitalized as a project cost.
Arena Operating (reported in discontinued operations) – Operating expenses related to the Arena are recognized as incurred.
Cost of Land Sales – Cost of land associated with land sales is recognized in the same period as the respective revenue from the sale qualifies for recognition.
Military Housing – Operating expenses related to the Military Housing are recognized as incurred.
Corporate General and Administrative – Expenses related to the Company’s Corporate segment are recognized as incurred.
REIT Conversion and Reorganization Costs
The following table summarizes the components of REIT conversion and reorganization costs:

	Years Ended
	December 31, 2015	December 31, 2014
	(in thousands)
REIT conversion costs	$11,095	$3,311
Reorganization costs	19,050	2,386
Termination benefits	17,980	—
Total	$48,125	$5,697

During the years ended December 31, 2015 and 2014, the Company incurred costs associated with its REIT conversion and related internal reorganization consisting primarily of legal, accounting, consulting and other professional fees. These costs have been segregated and are included in REIT conversion and reorganization costs in the Consolidated Statements of Operations. The Company did not incur any REIT conversion and reorganization costs during the 11 months ended December 31, 2013.

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

During the year ended December 31, 2014, the Company experienced a workforce reduction incurred in the normal course of business. The Company provided outplacement services to terminated employees and severance payments based on years of service and other defined criteria. These costs have been included in corporate general and administrative expenses in the Consolidated Statements of Operations and reported in the Corporate Activities segment.
During the year ended December 31, 2015, the Company experienced a workplace reduction as a result of reorganization efforts. As a result, termination benefits expenses (outplacement and severance) for the year ended December 31, 2015 are included in REIT conversion and reorganization costs in the Consolidated Statements of Operations and reported in the Corporate Activities segment.
The Company records a severance liability in the period in which costs are estimable and notification has been communicated to affected employees.
The following table summarizes the activity in the accrued severance balance for termination costs:

Total
(in thousands)
Accrued severance benefits at December 31, 2013	$2,682
Termination benefits expense	5,782
Payments	(3,482)
Accrued severance benefits at December 31, 2014	$4,982
Termination benefits expense	17,980
Payments	(6,624)
Accrued severance benefits at December 31, 2015	$16,338
Stock-Based Compensation
Stock-based compensation cost is measured at the date of grant and is based on the fair value of the equity award. The fair value of stock options is computed using the Black-Scholes option pricing model, which incorporates assumptions for risk-free rate, expected volatility, dividend yield, and expected life of the options. The fair value of restricted stock is equal to the closing price of the stock on the date of grant. The fair value cost of stock options and restricted stock, as adjusted for estimated forfeitures, is recognized over the requisite service period of the grantee using the straight-line attribution method. Cost recognition is accelerated if the grantee is retirement-eligible (as defined in the 1994 Stock Plan, as amended) or becomes retirement-eligible before the end of the nominal vesting period. The cost is recognized immediately if the grantee is retirement-eligible at the date of grant or on a straight-line basis over the period ending with the first anniversary from the date of grant when the individual becomes retirement-eligible. The fair value of performance shares that do not have a market condition is equal to the closing price of the underlying stock on the date of grant. The fair value cost is recognized on a straight-line basis over the requisite service period if it is probable the performance goals will be achieved. The fair value of performance shares that have a market condition is computed using a Monte Carlo simulation. The fair value cost is recognized over the requisite service period if the requisite service is rendered, even if the market condition is never satisfied.
Cash flows resulting from the tax benefits from tax deductions in excess of the compensation cost recognized for those options or shares (excess tax benefits) are classified as financing cash flows in the Consolidated Statements of Cash Flows. The Company records excess tax benefits only if the excess tax deductions reduce taxes payable computed on a with-and-without basis. There were no excess tax benefits classified as financing cash flows for the years ended December 31, 2015 and 2014, and the 11 months ended December 31, 2013.
Depreciation and Amortization
Depreciation and amortization is generally computed using the straight-line method over the estimated useful life of the asset. The estimated useful lives of buildings (other than the Arena) and certain first generation tenant allowances considered by management as a component of the building are 40 to 50 years. The estimated useful life of the Arena is 34.5 years, reflecting the ground leases on which the Arena was built. Subsequent tenant improvements and those first generation tenant allowances not considered a component of the building are amortized over the lesser of the remaining useful life of the asset or the term of the tenant’s lease. This estimated life is based on the length of time the asset is expected to generate positive operating cash flows. Actual events and circumstances can cause the life of the building and tenant improvement to be different than the estimates made. Additionally, lease terminations can affect the economic life of the tenant improvements.

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Cost Capitalization
Major improvements and tenant improvements determined to be Company assets are capitalized and expensed through depreciation charges. Tenant improvements qualifying as lease inducements are capitalized into other assets and amortized as a reduction of rental revenues over the term of the tenant’s lease. Repairs, maintenance and minor improvements are expensed as incurred.
A variety of costs are incurred in the development and leasing of properties. After determination is made to capitalize a cost, it is allocated to the specific component of the benefited project. Determination of when a development project is substantially complete and when capitalization must cease involves judgment. The Company’s capitalization policy on development properties is based on accounting guidance for the capitalization of interest cost and accounting guidance for costs and the initial rental operations of real estate properties. The costs of land and buildings under development include specifically identifiable costs. The capitalized costs include pre-construction costs essential to the development of the property, development costs, construction costs, interest costs, real estate taxes, salaries and related costs and other costs incurred during the period of development. The Company considers a construction project as substantially complete and held available for occupancy upon the completion of tenant improvements, but no later than one year from cessation of major construction activity. The Company ceases capitalization on any portion substantially completed and occupied or held available for occupancy, and capitalizes only those costs associated with the portion under construction. Costs and accumulated depreciation applicable to assets retired or sold are removed from the respective accounts and any resulting gains or losses are reported in the Consolidated Statements of Operations.
Write-offs of Abandoned Development Projects and Demolition Costs
On a quarterly basis, the Company reviews each project under development to determine whether it is probable the project will be developed. If management determines the project will not be developed, its project costs and other related expenses are written off as an abandoned development project cost. The Company abandons projects under development for a number of reasons, including, but not limited to, changes in local market conditions, increases in construction or financing costs or third party challenges related to entitlements or public financing. In addition, costs expensed to demolish existing structures, if any, are included in these amounts.
Impairment of Real Estate
The Company reviews its real estate for impairment whenever events or changes indicate its carrying value may not be recoverable. Impairment indicators include, but are not limited to, significant decreases in property net operating income, significant decreases in occupancy rates, the physical condition of the property and general economic conditions. A property’s value is impaired if the aggregate future cash flows (undiscounted and without interest charges) to be generated are less than the carrying value of the property. In addition, the undiscounted cash flows may consider a probability-weighted cash flow estimation approach when alternative courses of action to recover the carrying amount of a long-lived asset are under consideration or a range is estimated at the balance sheet date. Significant estimates are made in the determination of future undiscounted cash flows including future net operating income, estimated hold periods, probability of alternative courses of action, risk of foreclosure and estimated cash proceeds received upon disposition of the asset. To the extent an impairment has occurred, the loss will be measured as the excess of the carrying amount of the property over the estimated fair value of the property. Determining fair value of real estate involves significant judgments and estimates including timing and amounts of expected cash flows, discount rates, capitalization rates and comparable sales data, which are considered Level 3 inputs. Changes to these estimates could affect whether or not an impairment charge would be required and/or the amount of impairment charges recognized.
Impairment of Unconsolidated Entities
The Company reviews its portfolio of unconsolidated entities for other-than-temporary impairments whenever events or changes indicate its carrying value in the investments may be in excess of fair value. A loss in value of an equity method investment which is other-than-temporary is recognized as an impairment of unconsolidated entities. This determination is based upon the length of time elapsed, severity of decline, possible recovery period and other relevant facts. Determining fair value of a real estate investment and whether or not a loss is other-than-temporary involves significant judgments and estimates. Examples of these estimates include timing and amounts of expected cash flows, discount rates, capitalization rates and comparable sales data, which are considered Level 3 inputs. Changes to these estimates could affect whether or not an impairment charge would be required and/or the amount of impairment charges recognized.

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Historic and New Market Tax Credit Entities
The Company has investments in properties that have received, or the Company believes are entitled to receive, historic preservation tax credits on qualifying expenditures under Internal Revenue Code (“IRC”) section 47 and new market tax credits on qualifying investments in designated community development entities (“CDEs”) under IRC section 45D, as well as various state credit programs, including participation in the New York State Brownfield Tax Credit Program, which entitles the members to tax credits based on qualified expenditures at the time those qualified expenditures are placed in service. The Company typically enters into these investments with sophisticated financial investors. In exchange for the financial investors’ initial contribution into the investment, the financial investor is entitled to substantially all of the benefits derived from the tax credit. Typically, these arrangements have put/call provisions (which range up to seven years) whereby the Company may be obligated (or entitled) to repurchase the financial investors’ interest. The Company has consolidated each of these entities in its consolidated financial statements and has included these investor contributions in accounts payable, accrued expenses and other liabilities.
The Company guarantees to the financial investor that in the event of a subsequent recapture by a taxing authority due to the Company’s noncompliance with applicable tax credit guidelines, it will indemnify the financial investor for any recaptured tax credits. The Company initially records a liability for the cash received from the financial investor. The Company generally records income upon completion and certification of the qualifying development expenditures for historic preservation tax credits and upon certification of the qualifying investments in designated CDEs for new market tax credits, resulting in an adjustment of the liability at each balance sheet date to the amount that would be paid to the financial investor based upon the tax credit compliance regulations, which range from 0 to 7 years. Income related to the sale of tax credits is recorded in interest and other income.
Income Taxes
To qualify as a REIT, the Company is required to meet a number of organizational and operational requirements, including distributing as a dividend to shareholders at least 90% of the Company’s annual REIT taxable income, computed without regard to the dividends paid deduction and the Company’s net capital gains. As a REIT, the Company will generally not be subject to federal income taxes on its income and gains that are distributed to its shareholders. The states in which the Company operates follow rules similar to the federal rules with respect to the taxation of REITs. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal and state income taxes at regular corporate rates. In addition, the Company may not be able to requalify as a REIT for the four subsequent taxable years. However, certain activities will be conducted in TRSs and will continue to be subject to federal income taxes. In addition, the Company will be subject to corporate income taxes related to assets sold during the 5 year period following the date of conversion, to the extent such assets had a built-in gain on the date of conversion. This gain can be offset against any remaining federal net operating loss carryforwards. Furthermore, the Company does not intend to dispose of any assets after the REIT conversion within the specified period, unless net operating losses or various tax planning strategies, including Internal Revenue Code Section 1031 like-kind exchanges or other deferred tax structures are available, to mitigate the built-in gain tax liability.
During the three months ended December 31, 2015, all remaining contingencies to convert to a REIT were satisfied, including shareholder approval on October 20, 2015. As a result, the Company recorded a $588,607,000 one-time reversal of its net deferred tax liability related to its qualified REIT investments. Deferred tax assets and liabilities related to the Company’s TRSs were not reversed and remain on the books of the Company as of December 31, 2015. See Note W – Income Taxes for additional information.
Prior to the conversion to a REIT and subsequent to the REIT conversion as it relates to the Company’s TRSs, deferred tax assets and liabilities are recorded to reflect the expected tax consequences on future years attributable to temporary differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. The Company has recognized the benefit of its tax loss carryforward, which it expects to use as a reduction of the deferred tax expense. The Company records valuation allowances against deferred tax assets if it is more likely than not a portion or all of the deferred tax asset will not be realized. The Company’s financial statements reflect the expected future tax consequences of a tax position if that tax position is more likely than not of being sustained upon examination, presuming the taxing authorities have full knowledge of the position and all relevant facts. The Company records interest and penalties related to uncertain income tax positions as a component of income tax expense.

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Earnings Per Share
The Company’s restricted stock is considered a participating security pursuant to the two-class method for computing basic earnings per share (“EPS”). The 2006 Class A Common Units (“2006 Units”) issued in exchange for Bruce C. Ratner’s noncontrolling interests in the Forest City Ratner Company portfolio in November 2006, which are reflected as noncontrolling interests in the Consolidated Balance Sheets, are considered convertible participating securities as they are entitled to participate in dividends paid to the Company’s common shareholders. The 2006 Units are included in the computation of basic EPS using the two-class method and are included in the computation of diluted EPS using the if-converted method. The Class A common stock issuable in connection with a put or conversion of the Puttable Equity-Linked Senior Notes due 2014 (which were redeemed during 2013), Convertible Senior Notes due 2016, Convertible Senior Notes due 2018, Convertible Senior Notes due 2020 and Series A Cumulative Perpetual Convertible Preferred Stock (which were redeemed during 2013) are included in the computation of diluted EPS using the if-converted method.
2013 Transition Period Comparative Data
The following table presents certain financial information for the 11 months ended December 31, 2013 and 2012, for comparability purposes:

	11 Months Ended December 31,
	2013	2012 (Unaudited)
	(in thousands)
Revenues	$893,740	$921,898
Expenses
Operating expenses	593,159	556,018
Depreciation and amortization	239,823	181,982
Write-offs of abandoned development projects and demolition costs	40,414	14,029
Impairment of real estate	421,361	30,660
Net loss on land held for divestiture activity	7,382	4,457
Total expenses	1,302,139	787,146
Operating income (loss)	(408,399)	134,752

Interest and other income	52,283	42,245
Net gain on disposition of partial interest in rental properties	496,092	—
Net gain on change in control of interests	2,762	8,351
Interest expense	(250,822)	(232,176)
Amortization of mortgage procurement costs	(7,746)	(9,804)
Gain on extinguishment of debt	4,549	7,436
Loss before income taxes	(111,281)	(49,196)
Income tax expense (benefit)	20,921	(10,809)

Earnings from unconsolidated entities, including impairment, gross of tax	110,627	89,799
Net gain (loss) on land held for divestiture activity, gross of tax	1,338	(42,606)
	111,965	47,193
Earnings (loss) from continuing operations	(20,237)	8,806
Discontinued operations, net of tax	(50,553)	48,284
Net earnings (loss)	(70,790)	57,090
Noncontrolling interests	65,483	(5,635)
Net earnings (loss) attributable to Forest City Realty Trust, Inc.	(5,307)	51,455
Preferred dividends and inducements of preferred stock conversions	(185)	(32,129)
Net earnings (loss) attributable to common shareholders	$(5,492)	$19,326

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Supplemental Non-Cash Disclosures
The following table summarizes the impact to the applicable balance sheet line items of various non-cash transactions. Non-cash transactions primarily include dispositions of operating properties whereby the nonrecourse mortgage debt is assumed by the buyer, acquisition of rental properties, exchanges of 2006 Units or senior notes for Class A common stock, conversion of Series A preferred stock to Class A common stock, changes in consolidation methods of fully consolidated properties and equity method investments due to the occurrence of triggering events including, but not limited to, disposition of a partial interest in rental properties or development projects or acquisition of a partner’s interest, change in construction payables and other capital expenditures, change in the fair market value of redeemable noncontrolling interest, capitalization of stock-based compensation granted to employees directly involved with the development and construction of real estate, retirement of treasury stock upon conversion to REIT status and adjustment of Class A and Class B common stock par value.

	Years Ended		11 Months Ended
	December 31, 2015	December 31, 2014	December 31, 2013
	(in thousands)
Non-cash changes to balance sheet - Investing activities
Projects under construction and development	$55,484	$(313,480)	$(87,857)
Completed rental properties	825,582	368,588	(842,261)
Restricted cash	8,969	1,272	(4,326)
Investments in and advances to affiliates - due to dispositions or change in control	81,978	168,463	6,345
Investments in and advances to affiliates - other activity	20,852	34,459	25,733
Total non-cash effect on investing activities	$992,865	$259,302	$(902,366)
Non-cash changes to balance sheet - Financing activities
Accounts payable, accrued expenses and other liabilities	$—	$5,552	$—
Nonrecourse mortgage debt and notes payable	433,499	(153,345)	(903,085)
Convertible senior debt	(424,433)	—	(218,675)
Preferred stock	—	—	(5,489)
Class A common stock	(76,823)	225	4,680
Additional paid-in capital	531,246	111,150	241,268
Treasury stock	22,434	—	(12,868)
Redeemable noncontrolling interest	—	28,390	(50,546)
Noncontrolling interest	(53,426)	44,876	31,702
Total non-cash effect on financing activities	$432,497	$36,848	$(913,013)

B. Notes and Accounts Receivable, Net
The following table summarizes the components of notes and accounts receivable, net:

	December 31,
	2015	2014
	(dollars in thousands)
Straight-line rent - tenants	$135,278	$131,887
Military Housing, primarily reimbursable construction costs	23,624	27,024
Stapleton advances	128,241	150,111
Accounts receivable - tenants	19,873	16,298
Notes receivable	21,637	34,922
Other	56,519	59,046
	385,172	419,288
Allowance for doubtful accounts	(9,025)	(10,771)
Notes and Accounts Receivable, Net	$376,147	$408,517
Weighted average interest rate on notes receivable	5.01%	6.81%
Stapleton Advances
The Company has made interest-bearing advances to the Park Creek Metropolitan District for in-tract infrastructure at its Stapleton project. The Company recorded $13,892,000, $12,252,000 and $10,047,000 of interest income related to these advances for the years ended December 31, 2015 and 2014, and the 11 months ended December 31, 2013, respectively. The advances had a weighted average interest rate of 8.67% at December 31, 2015.

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

C. Investments in Unconsolidated Entities
The following table is a reconciliation of members’ and partners’ equity to the Company’s carrying value:

	December 31,
	2015	2014
	(in thousands)
Total members’ and partners’ equity	$1,535,339	$1,234,612
Equity of other members and partners	1,165,523	1,079,695
Company’s net investment in unconsolidated entities	369,816	154,917
Basis differences (1)	137,495	238,606
Advances to and on behalf of affiliates	7,624	15,450
Total Investments in Unconsolidated Entities, net	$514,935	$408,973
Assets - Investments in and advances to unconsolidated entities	$678,872	$620,466
Liabilities - Cash distributions and losses in excess of investments in unconsolidated entities	(163,937)	(211,493)
Total Investments in Unconsolidated Entities, net	$514,935	$408,973

(1)
Represents the aggregate difference between the Company’s historical cost basis and the basis reflected at the equity method venture level, which is typically amortized over the life of the related assets or liabilities. Basis differences relate to certain acquisition, transaction and other costs, as well as other-than-temporary impairments not reflected in the net assets at the equity method venture level.

The following table presents summarized financial information for equity method investments, including those shown separately later in this Note C:

	(Combined 100%)
	December 31,
	2015	2014
	(in thousands)
Balance Sheets:
Real Estate
Completed rental properties	$7,630,583	$7,971,011
Projects under construction and development	1,298,356	840,797
Land inventory	116,379	114,301
Total Real Estate	9,045,318	8,926,109
Less accumulated depreciation	(1,725,082)	(1,709,243)
Real Estate, net	7,320,236	7,216,866
Cash and equivalents	161,832	203,301
Restricted cash - military housing bond funds	176,725	161,460
Other restricted cash	523,589	381,190
Other assets	730,498	836,422
Assets held for sale	205,384	218,716
Total Assets	$9,118,264	$9,017,955
Mortgage debt and notes payable, nonrecourse	$6,752,756	$6,986,514
Other liabilities	517,194	509,008
Liabilities held for sale	312,975	287,821
Members’ and partners’ equity	1,535,339	1,234,612
Total Liabilities and Members’ and Partners’ Equity	$9,118,264	$9,017,955

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

	(Combined 100%)
	Years Ended		11 Months Ended
	December 31, 2015	December 31, 2014	December 31, 2013
	(in thousands)
Operations:
Revenues	$1,100,094	$1,175,200	$1,013,154
Operating expenses	(491,804)	(540,241)	(466,487)
Depreciation and amortization	(244,126)	(243,952)	(198,908)
Net gain on land held for divestiture activity	—	—	2,742
Interest and other income	19,721	22,693	14,797
Net gain on disposition of full or partial interest in rental properties	—	36,356	—
Interest expense including extinguishment of debt	(314,332)	(347,008)	(298,567)
Earnings from continuing operations	$69,553	$103,048	$66,731
Discontinued operations:
Operating loss from rental properties	(64,766)	(115,900)	(72,901)
Gain on disposition of rental properties	—	—	68,311
Discontinued operations subtotal	(64,766)	(115,900)	(4,590)
Net earnings (loss)	$4,787	$(12,852)	$62,141
Company’s portion of net earnings (loss)	22,313	58,469	77,816
Impairment of investments in unconsolidated entities	(13,844)	(3,124)	—
Net gain on disposition of full or partial interest in equity method investments	20,293	34,744	34,149
Net earnings from unconsolidated entities	$28,762	$90,089	$111,965
Net Gain on Disposition of Full or Partial Interest in Rental Properties and Equity Method Investments
The following table summarizes gains and losses on the disposition or partial disposition of unconsolidated entities which are included in equity from unconsolidated entities:

		Years Ended		11 Months Ended
		December 31, 2015	December 31, 2014	December 31, 2013
		(in thousands)
Net gain on disposition of full or partial interest in rental properties:
Golden Gate (Specialty Retail Center)	Mayfield Heights, Ohio	$—	$33,881	$—
Liberty Center (Office Building)	Pittsburgh, Pennsylvania	—	2,475	2,829
Westin Convention Center (Hotel)	Pittsburgh, Pennsylvania	—	—	65,482
Total gain on disposition of full or partial interest in rental properties		$—	$36,356	$68,311
Company’s portion of gain on disposition of full or partial interest in rental properties		$—	$17,677	$34,281

Net gain (loss) on disposition of full or partial interest in equity method investments:
Apartment Communities:
Newport Landing	Coventry Township, Ohio	$5,765	$—	$—
Eaton Ridge	Sagamore Hills, Ohio	4,745	—	—
Arbor Glen	Twinsburg, Ohio	3,422	—	—
Parkwood Village	Brunswick, Ohio	2,817	—	—
Sutton Landing	Brimfield, Ohio	2,535	—	—
Westwood Reserve	Tampa, Florida	—	8,904	—
Legacy Crossroads	Cary, North Carolina	—	6,216	—
Colonial Grand	Tampa, Florida	—	4,904	—
Legacy Arboretum	Charlotte, North Carolina	—	3,257	—
Woodgate / Evergreen Farms	Olmsted Township, Ohio	—	2,346	—
Barrington Place	Raleigh, North Carolina	—	1,515	—
Regional Malls:
Mall at Stonecrest	Atlanta, Georgia	—	7,952	—
Charleston Town Center	Charleston, West Virginia	—	—	27,080
Specialty Retail Center:
Marketplace at Riverpark	Fresno, California	—	—	8,579
Other		1,009	(350)	(1,510)
Total gain on disposition of full or partial interest in equity method investments		$20,293	$34,744	$34,149

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

In April 2015, the Company acquired its partner’s 50% equity ownership interest in three operating apartment communities (Cherry Tree, Chestnut Lake and Stratford Crossing) in exchange for the Company’s 50% equity ownership in five operating apartment communities (Arbor Glen, Eaton Ridge, Newport Landing, Parkwood Village and Sutton Landing) in a non-cash transaction. As a result, the Company recorded gains on disposition of interest in unconsolidated entities as noted above during the year ended December 31, 2015. See Note U – Net Gain on Change in Control of Interests for detailed information on the net gain on change in control of interests related to the three retained operating apartment communities.

The Company had four real estate equity method investments that were deemed significant subsidiaries for the year ended December 31, 2014.  Financial information for these four real estate investments as of December 31, 2015 and 2014 and for the years ended December 31, 2015 and 2014 and the 11 months ended December 31, 2013 is as follows:

		FC HCN
	Bayside Village	University	FC Bernstein	Emporium
As of December 31, 2015	Associates, L.P. (1)	Park, LLC (1)	Business Trust	Development LLC	Total
	(in thousands)
Balance Sheets:
Completed rental properties	$—	$—	$195,319	$467,155	$662,474
Less accumulated depreciation	—	—	(32,334)	(82,892)	(115,226)
Real Estate, net	—	—	162,985	384,263	547,248
Cash and equivalents	—	—	1,342	1,111	2,453
Restricted cash	—	—	4,223	—	4,223
Other assets	—	—	2,858	20,512	23,370
Total Assets	$—	$—	$171,408	$405,886	$577,294
Mortgage debt and notes payable, nonrecourse	$—	$—	$196,406	$435,000	$631,406
Other liabilities	—	—	4,009	9,107	13,116
Members’ equity	—	—	(29,007)	(38,221)	(67,228)

Total Liabilities and Members’ and Partners’ Equity	$—	$—	$171,408	$405,886	$577,294
Members' equity per above	$—	$—	$(29,007)	$(38,221)	$(67,228)
Percentage of ownership in equity method investments	—	—	43% - 48%	50%
	$—	$—	$(11,159)	$(19,111)	$(30,270)
Net basis differences	—	—	3,430	35,487	38,917
Company's investment in unconsolidated entities	$—	$—	$(7,729)	$16,376	$8,647

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

		FC HCN
	Bayside Village	University	FC Bernstein	Emporium
As of December 31, 2014	Associates, L.P. (1)	Park, LLC	Business Trust	Development LLC	Total
	(in thousands)
Balance Sheets:
Completed rental properties	$—	$342,864	$193,076	$449,433	$985,373
Less accumulated depreciation	—	(131,076)	(28,159)	(71,529)	(230,764)
Real Estate, net	—	211,788	164,917	377,904	754,609
Cash and equivalents	—	15,108	2,171	2,374	19,653
Restricted cash	—	16,071	3,934	—	20,005
Other assets	—	22,240	3,184	15,593	41,017
Total Assets	$—	$265,207	$174,206	$395,871	$835,284
Mortgage debt and notes payable, nonrecourse	$—	$357,474	$196,621	$435,000	$989,095
Other liabilities	—	17,121	3,930	8,810	29,861
Members’ equity	—	(109,388)	(26,345)	(47,939)	(183,672)
Total Liabilities and Members’ and Partners’ Equity	$—	$265,207	$174,206	$395,871	$835,284
Members' equity per above	$—	$(109,388)	$(26,345)	$(47,939)	$(183,672)
Percentage of ownership in equity method investments	—	51%	43% - 48%	50%
	$—	$(55,788)	$(10,283)	$(23,970)	$(90,041)
Net basis differences	—	(6,746)	3,362	39,171	35,787
Company's investment in unconsolidated entities	$—	$(62,534)	$(6,921)	$15,201	$(54,254)

(1)
Fully consolidated as of December 31, 2014 (Bayside Village Associates, L.P.) and December 31, 2015 (FC HCN University Park, LLC). See Note U – Net Gain on Change in Control of Interests for discussion of the change in accounting methods.

		FC HCN
	Bayside Village	University	FC Bernstein	Emporium
The Year Ended December 31, 2015	Associates, L.P.	Park, LLC (2)	Business Trust	Development LLC	Total
	(dollars in thousands)
Operations:
Revenues	$—	$38,740	$32,310	$58,203	$129,253
Operating expenses	—	(16,966)	(12,214)	(26,737)	(55,917)
Depreciation and amortization	—	(7,482)	(5,984)	(13,200)	(26,666)
Interest and other income	—	2,803	2	33	2,838
Interest expense, net	—	(8,665)	(4,704)	(26,337)	(39,706)
Net earnings (loss) before intercompany eliminations	$—	$8,430	$9,410	$(8,038)	$9,802
Intercompany eliminations	—	(3,026)	—	—	(3,026)
Net earnings (loss)	$—	$5,404	$9,410	$(8,038)	$6,776
Percentage of ownership in equity method investments	—	51%	43% - 48%	50%
Equity in earnings (loss) before special allocation	$—	$2,756	$4,360	$(4,019)	$3,097
Special allocation	—	—	206	—	206
Equity in earnings (loss)	$—	$2,756	$4,566	$(4,019)	$3,303

(2)	Amounts represent activity from January 1, 2015 to June 23, 2015, the period the Company accounted for the joint venture as an equity method investment.

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

		FC HCN
	Bayside Village	University	FC Bernstein	Emporium
The Year Ended December 31, 2014	Associates, L.P.	Park, LLC	Business Trust	Development LLC	Total
	(dollars in thousands)
Operations:
Revenues	$28,245	$77,310	$32,326	$53,268	$191,149
Operating expenses	(8,983)	(35,737)	(12,343)	(23,482)	(80,545)
Depreciation and amortization	(2,348)	(11,733)	(6,478)	(11,768)	(32,327)
Interest and other income	9	6,337	9	—	6,355
Interest expense, net	(4,061)	(16,918)	(4,940)	(26,338)	(52,257)
Net earnings (loss) before intercompany eliminations	$12,862	$19,259	$8,574	$(8,320)	$32,375
Intercompany eliminations	—	(6,059)	—	—	(6,059)
Net earnings (loss)	$12,862	$13,200	$8,574	$(8,320)	$26,316
Percentage of ownership in equity method investments	50%	51%	43% - 48%	50%
Equity in earnings (loss) before special allocation	$6,431	$6,732	$3,959	$(4,160)	$12,962
Special allocation	(486)	—	873	—	387
Equity in earnings (loss)	$5,945	$6,732	$4,832	$(4,160)	$13,349

		FC HCN
	Bayside Village	University	FC Bernstein	Emporium
The 11 Months Ended December 31, 2013	Associates, L.P.	Park, LLC	Business Trust	Development LLC	Total
	(dollars in thousands)
Operations:
Revenues	$24,612	$75,817	$32,097	$51,944	$184,470
Operating expenses	(8,127)	(28,969)	(12,366)	(23,112)	(72,574)
Depreciation and amortization	(2,172)	(9,084)	(5,900)	(11,561)	(28,717)
Interest and other income	5	6,102	9	3	6,119
Interest expense, net	(5,782)	(16,345)	(5,151)	(26,340)	(53,618)
Net earnings (loss) before intercompany eliminations	$8,536	$27,521	$8,689	$(9,066)	$35,680
Intercompany eliminations	—	(6,136)	—	—	(6,136)
Net earnings (loss)	$8,536	$21,385	$8,689	$(9,066)	$29,544
Percentage of ownership in equity method investments	50%	51%	43% - 48%	50%
Equity in earnings (loss) before special allocation	$4,268	$10,906	$3,991	$(4,533)	$14,632
Special allocation	(626)	—	873	—	247
Equity in earnings (loss)	$3,642	$10,906	$4,864	$(4,533)	$14,879

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

For the year ended December 31, 2015, Brooklyn Basketball Holdings, LLC ("BBH"), the equity method investment of NS&E that owns the Nets, was deemed a significant subsidiary. On January 29, 2016, the Company disposed of its ownership interests in BBH.
Summarized financial information for BBH is as follows:

	December 31,
	2015	2014
	(in thousands)
Balance Sheets:
Property and equipment	$12,156	$11,572
Less accumulated depreciation	(8,057)	(7,086)
Real Estate, net	4,099	4,486
Cash and equivalents	3,089	8,232
Other assets	198,196	205,998
Total Assets	$205,384	$218,716
Mortgage debt and notes payable, nonrecourse	$222,218	$189,574
Other liabilities	90,757	98,247
Members’ equity	(107,591)	(69,105)
Total Liabilities and Members’ Equity	$205,384	$218,716

	Years Ended		11 Months Ended
	December 31, 2015	December 31, 2014	December 31, 2013
	(in thousands)
Operations:
Revenues	$143,894	$156,675	$147,076
Operating expenses	(191,091)	(251,723)	(203,061)
Depreciation and amortization	(5,265)	(9,129)	(8,823)
Interest expense, net	(12,304)	(11,938)	(12,716)
Net loss	$(64,766)	$(116,115)	$(77,524)
Company’s portion of net loss	$(40,760)	$(3,181)	$(2,802)

D. Other Assets
The following table summarizes the components of other assets:

	December 31,
	2015	2014
	(in thousands)
Intangible assets, net	$198,672	$123,778
Prepaid expenses and other deferred costs, net	111,619	102,112
Lease procurement costs, net	95,924	101,773
Mortgage procurement costs, net	47,748	52,266
Other Assets	$453,963	$379,929
During the years ended December 31, 2015 and 2014, and the 11 months ended December 31, 2013, the Company recorded $28,019,000, $3,509,000 and $4,311,000, respectively, of amortization expense related to intangible assets.
The following table summarizes the estimated amortization expense related to intangible assets for the next five years:

Years Ending December 31,
(in thousands)
2016	$30,353
2017	20,487
2018	16,696
2019	14,100
2020	9,721

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

E. Mortgage Debt and Notes Payable, Nonrecourse
The following tables summarize nonrecourse mortgage debt and notes payable, including $457,745,000 and $447,283,000 classified as held for sale at December 31, 2015 and 2014, respectively, which is collateralized solely by completed rental properties, projects under construction and development and undeveloped land:

December 31, 2015	Operating Properties	Development Projects	Total	Total Weighted Average Rate
	(dollars in thousands)
Fixed	$2,402,942	$46,434	$2,449,376	5.47%
Variable
Taxable	1,404,132	24,282	1,428,414	4.81%
Tax-Exempt	533,984	49,421	583,405	1.11%
	$4,341,058	$120,137	$4,461,195	4.69%

December 31, 2014	Operating Properties	Development Projects	Total	Total Weighted Average Rate
	(dollars in thousands)
Fixed	$2,234,801	$58,790	$2,293,591	5.57%
Variable
Taxable	1,327,961	19,804	1,347,765	4.85%
Tax-Exempt	551,845	45,000	596,845	1.45%
	$4,114,607	$123,594	$4,238,201	4.76%
The following table summarizes the mortgage debt and notes payable, nonrecourse maturities, as of December 31, 2015:

Years Ending December 31,	Total Maturities
(in thousands)
2016	$273,129
2017	1,277,779
2018	402,745
2019	362,266
2020	160,951
Thereafter	1,984,325
Total	$4,461,195

F. Revolving Credit Facility
In November 2015, the Company entered into a new Credit Agreement (the “Credit Facility”) which provides total available borrowings of $500,000,000 and contains an accordion provision, subject to bank approval, allowing the Company to increase total available borrowings to $750,000,000. The Credit Facility matures in November 2019, and provides for two additional six-month extension periods, subject to certain conditions. Borrowings bear interest at the Company’s option at either London Interbank Offered Rate (“LIBOR”) plus a margin of 1.15% - 1.80% (1.30% at December 31, 2015) or the Prime Rate plus a margin of 0.15% - 0.85% (0.30% at December 31, 2015). The applicable margins are based on the Company’s total leverage ratio. In addition, the Credit Agreement is subject to an annual facility fee of 0.30% of total available borrowings. Up to $150,000,000 of the available borrowings can be used for letters of credit. The Credit Facility does not restrict the Company from declaring or paying dividends. The Credit Facility has restrictive covenants, including a prohibition on certain types of dispositions, mergers, consolidations, and limitations on lines of business the Company is allowed to conduct. Additionally, the Credit Facility contains financial covenants, including the maintenance of a maximum total leverage ratio, maximum secured and unsecured leverage ratios, maximum secured recourse leverage ratio, a minimum fixed charge coverage ratio, and a minimum unencumbered interest coverage ratio (all as specified in the Credit Facility). The first required reporting period for these financial covenants, except for the maximum total leverage ratio, is effective for the three months ending March 31, 2016; however, at December 31, 2015, the Company would have been in compliance with all of these financial covenants.

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Prior to November 2015, the Company’s Fourth Amended and Restated Credit Agreement and Fourth Amended and Restated Guaranty of Payment of Debt, provided total available borrowings of $500,000,000 and was scheduled to mature on February 21, 2016. Borrowings bore interest at LIBOR plus 3.50%. Up to $100,000,000 of the available borrowings could be used, in the aggregate, for letters of credit and/or surety bonds. The Credit Facility had restrictive covenants, including a prohibition on certain consolidations and mergers, limitations on the amount of debt, guarantees and property liens and restrictions on the pledging of ownership interests in subsidiaries. The Company could repurchase up to $100,000,000 of Class A common stock and declare or pay dividends in an amount not to exceed $24,000,000 in the aggregate in any four quarter period to Class A or B common shareholders, subject to certain conditions. The Credit Facility contained development limitations and financial covenants, including the maintenance of minimum liquidity, debt yield, debt service and cash flow coverage ratios, and specified levels of shareholders’ equity (all as specified in the Credit Facility).
The following table summarizes the available credit on the Credit Facility:

	December 31,
	2015	2014
	(in thousands)
Maximum borrowings	$500,000	$500,000
Less outstanding balances:
Borrowings	—	—
Letters of credit	59,800	85,768
Surety bonds	—	—
Available credit	$440,200	$414,232

G. Convertible Senior Debt
The following table summarizes the Company’s convertible senior debt:

	December 31,
	2015	2014
	(in thousands)
5.000% Notes due 2016	$125	$50,000
4.250% Notes due 2018	154,526	350,000
3.625% Notes due 2020	116,355	300,000
Total	$271,006	$700,000
All of the senior debt are unsecured senior obligations and rank equally with all existing and future unsecured indebtedness; however, they are effectively subordinated to the Credit Facility and all existing and future secured indebtedness and other liabilities of the Company’s subsidiaries to the extent of the value of the collateral securing that other debt.
During 2015, the Company entered into separate, privately negotiated exchange agreements with certain holders of the Company’s convertible senior notes. Under the terms of the agreements, holders agreed to exchange certain notes for shares of Class A common stock and cash payments. The cash payments were primarily for accrued and unpaid interest and in consideration for additional interest payable through maturity. The additional interest payable through maturity was based in part on the daily Volume Weighted Average Price (“VWAP”) during a 20-trading day measurement period following the agreement date for the 2018 and 2020 Senior Notes exchanges (that occurred in February 2015) and a 5-trading day measurement period commencing July 16, 2015 for the 2018 and 2020 Note exchanges (that occurred in July 2015). Under the accounting guidance for induced conversions of convertible debt, additional amounts paid to induce the holders to exchange the notes were expensed resulting in a non-tax deductible loss on extinguishment of debt. For the year ended December 31, 2015, the Company recorded $58,577,000 as a non-tax deductible loss on extinguishment of debt related to the exchange agreement transactions.
The following table summarizes the exchange agreement transactions completed during the year ended December 31, 2015:

Agreement Date	Issuance	Aggregate Principal	Class A Common Shares Issued	Cash Payments to Noteholders	Loss on Extinguishment
		(in thousands, except share data)
February 26, 2015	2018 Senior Notes	$120,087	5,541,115	$13,641	$13,372
February 26, 2015	2020 Senior Notes	128,238	5,297,885	19,283	19,038
March 5, 2015	2016 Senior Notes	40,481	2,805,513	6,163	2,732
July 15, 2015	2016 Senior Notes	8,151	555,016	1,305	489
July 15/16, 2015	2018 Senior Notes	75,387	3,478,511	13,052	11,664
July 15, 2015	2020 Senior Notes	55,407	2,289,013	11,371	10,500
December 9/15, 2015	2016 Senior Notes	1,243	—	2,034	782
Total		$428,994	19,967,053	$66,849	$58,577

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Amounts paid to noteholders for consideration of additional interest through maturity are presented as cash used in financing activities in the Consolidated Statement of Cash Flows.
In connection with the 2016 Senior Notes issuance, the Company entered into a convertible note hedge transaction intended to reduce, subject to a limit, the potential dilution with respect to the Company’s Class A common stock upon conversion of the 2016 Senior Notes. On March 3, 2015, the Company terminated and settled the convertible note hedge and received proceeds of $17,818,000 and 258,350 shares of Class A common stock, which the Company initially put into treasury. Under the accounting guidance, the total consideration received was recorded as an increase to additional paid in capital.
Convertible Senior Notes due 2016
In October 2009, the Company issued $200,000,000 of 5.000% Convertible Senior Notes due October 15, 2016 (“2016 Senior Notes”) in a private placement. The 2016 Senior Notes were issued at par and accrued interest is payable semi-annually on April 15 and October 15.
During 2011, the Company entered into separate, privately negotiated exchange agreements with certain holders of the 2016 Senior Notes to exchange $150,000,000 of such notes for 13,218,332 shares of Class A common stock.
During 2015, the Company entered into separate, privately negotiated exchange agreements with certain holders of the 2016 Senior Notes to exchange $49,875,000 of such notes for 3,360,529 shares of Class A common stock and cash payments of $9,502,000.
During January 2016, the Company entered into a privately negotiated exchange agreement to exchange $125,000 of the 2016 Senior Notes for 9,298 shares of Class A common stock. As of January 20, 2016, no 2016 Senior Notes remain outstanding.
Convertible Senior Notes due 2018
In July 2011, the Company issued $350,000,000 of 4.250% Convertible Senior Notes due August 15, 2018 (“2018 Senior Notes”) in a private placement. The 2018 Senior Notes were issued at par and accrued interest is payable semi-annually on February 15 and August 15.
Holders may convert their 2018 Senior Notes at their option at any time prior to the close of business on the scheduled trading day immediately preceding the maturity date. Upon conversion, a noteholder would receive 46.1425 shares of Class A common stock per $1,000 principal amount of 2018 Senior Notes, based on a conversion price of approximately $21.67 per share of Class A common stock, subject to adjustment. The amount payable upon a conversion is only payable in shares of Class A common stock, except for cash paid in lieu of fractional shares. If the daily VWAP of the Class A common stock has equaled or exceeded 130% ($28.17 at December 31, 2015) of the conversion price then in effect for at least 20 trading days in any 30 trading day period, the Company may, at its option, elect to terminate the conversion rights of the holders at any time. If it so elects, the Company is required to issue a conversion rights termination notice that designates an effective date on which the holders conversion rights will be terminated, which shall be a date at least 20 days after the mailing of such conversion rights termination notice.
Convertible Senior Notes due 2020
In July 2013, the Company issued $300,000,000 of 3.625% Convertible Senior Notes due August 15, 2020 (“2020 Senior Notes”) in a private placement. The 2020 Senior Notes were issued at par and accrued interest is payable semi-annually on February 15 and August 15.
Holders may convert their 2020 Senior Notes at their option at any time prior to the close of business on the scheduled trading day immediately preceding the maturity date. Upon conversion, a noteholder would receive 41.3129 shares of Class A common stock per $1,000 principal amount of 2020 Senior Notes converted, based on a conversion price of approximately $24.21 per share of Class A common stock, subject to adjustment. The amount payable upon a conversion of the 2020 Senior Notes is only payable in shares of Class A common stock, except for cash paid in lieu of fractional shares. If the daily VWAP of the Class A common stock has equaled or exceeded 130% ($31.47 at December 31, 2015) of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any period of 30 consecutive trading days, the Company may, at its option, elect to redeem any or all of the 2020 Senior Notes at any time up to August 15, 2018 at par, plus accrued and unpaid interest. If elected, the Company is required to issue a redemption notice that designates the effective date the 2020 Senior Notes will be redeemed, which shall be a date at least 30 days (but not more than 60 days) after the mailing of such redemption notice (the “Redemption Date”). Holders electing to convert their 2020 Senior Notes after the mailing of a redemption notice and before the Redemption Date shall in certain circumstances be entitled to receive a make-whole premium payable in additional shares of Class A common stock.

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Consolidated Interest Expense
The following table summarizes interest incurred, capitalized and paid on all forms of indebtedness (included in Notes E, F and G):

	Years Ended		11 Months Ended
	December 31, 2015	December 31, 2014	December 31, 2013
	(in thousands)
Interest incurred	$194,041	$218,587	$267,515
Interest capitalized	(36,875)	(24,411)	(16,693)
Net interest expense from continuing operations	$157,166	$194,176	$250,822
Interest incurred from discontinued operations	$40,125	$45,767	$46,235
Cash paid for interest (net of amount capitalized)	$200,781	$235,373	$292,692

H. Derivative Instruments and Hedging Activities
Risk Management Objective of Using Derivatives
The Company maintains an overall interest rate risk management strategy using derivative instruments to minimize significant unplanned impact on earnings and cash flows caused by interest rate volatility. The strategy uses interest rate swaps and option contracts having indices related to the pricing of specific liabilities. The Company enters into interest rate swaps to convert floating-rate debt to fixed-rate long-term debt, and vice-versa, depending on market conditions, or forward starting swaps to hedge the changes in benchmark interest rates on forecasted financings. Interest rate swaps are generally for periods of one to ten years. Option products are primarily interest rate caps for periods of one to three years. The use of option products is consistent with the Company’s risk management objective to reduce or eliminate exposure to variability in future cash flows primarily attributable to changes in benchmark rates relating to forecasted financings, and the variability in cash flows attributable to increases relating to interest payments on its floating-rate debt.
Cash Flow Hedges of Interest Rate Risk
The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage exposure to interest rate movements. The Company primarily uses interest rate caps and swaps as part of its interest rate risk management strategy. Interest rate caps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an upfront premium. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.
The effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges is recorded in accumulated OCI and is subsequently reclassified into earnings during the period the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. Ineffectiveness was insignificant during the year ended December 31, 2015. During the year ended December 31, 2014, the Company recorded $3,673,000 as an increase to interest expense primarily related to ineffectiveness from a missed forecasted transaction arising from the early reclassification of OCI related to debt associated with an entity disposed of during the year ended December 31, 2014. During the 11 months ended December 31, 2013, the Company recorded $2,963,000 as an increase to interest expense related to ineffectiveness arising primarily from the early reclassification of OCI related to debt associated with entities included in the partial disposition of real estate. The hedged debt for these entities was deconsolidated and is now accounted for under the equity method of accounting. The increase to interest expense was also related to ineffectiveness arising from the early termination of an interest rate swap. The swap was terminated because the hedged debt was paid off early as a result of an asset sale. As of December 31, 2015, the Company expects it will reclassify amounts recorded in accumulated OCI into earnings as an increase in interest expense of approximately $37,038,000 within the next twelve months. However, the actual amount reclassified could vary due to future changes in fair value of these derivatives.
Fair Value Hedges of Interest Rate Risk
The Company enters into total rate of return swaps (“TROR”) on various tax-exempt fixed-rate borrowings. The TROR convert borrowings from a fixed rate to a variable rate. In exchange for a fixed rate, the TROR requires the payment of a variable interest rate, generally equivalent to the Securities Industry and Financial Markets Association (“SIFMA”) rate (0.01% at December 31, 2015) plus a spread. Additionally, the Company has guaranteed the fair value of the underlying borrowings. Fluctuation in the value of the TROR is offset by the fluctuation in the value of the underlying borrowings, resulting in minimal financial impact. At December 31, 2015, the aggregate notional amount of TROR designated as fair value hedging instruments is $471,985,000. The underlying TROR borrowings are subject to a fair value adjustment.

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Nondesignated Hedges of Interest Rate Risk
The Company uses derivative contracts to hedge certain interest rate risk, even though the contracts do not qualify for, or the Company has elected not to apply, hedge accounting. In these situations, the derivative is recorded at its fair value with changes reflected in earnings.
The Company has certain TROR where the associated debt is held by unrelated third parties. The change in fair value of these TROR is recognized in earnings. At December 31, 2015, the aggregate notional amount of these TROR is $63,871,000.
In instances where the Company enters into separate derivative instruments effectively hedging the same debt for consecutive annual periods, the duplicate amount of notional is excluded from the following table in an effort to provide information enabling the financial statement user to understand the Company’s volume of derivative activity.

The following table summarizes the fair values and location in the Consolidated Balance Sheets of all derivative instruments:

	Fair Value of Derivative Instruments
	December 31, 2015
	Asset Derivatives (included in Other Assets)		Liability Derivatives (included in Accounts Payable, Accrued Expenses and Other Liabilities)
	Current Notional	Fair Value	Current Notional	Fair Value
	(in thousands)
Derivatives Designated as Hedging Instruments
Interest rate caps	$330,000	$—	$—	$—
Interest rate swaps	65,124	340	669,154	50,045
TROR	149,200	7,471	322,785	10,281
Total	$544,324	$7,811	$991,939	$60,326
Derivatives Not Designated as Hedging Instruments
Interest rate caps	$303,111	$122	$—	$—
TROR	101,114	5,378	37,757	13,353
Total	$404,225	$5,500	$37,757	$13,353

	December 31, 2014
Derivatives Designated as Hedging Instruments
Interest rate caps	$330,000	$114	$—	$—
Interest rate swaps	—	—	869,154	75,281
TROR	149,200	6,379	217,785	11,983
Total	$479,200	$6,493	$1,086,939	$87,264
Derivatives Not Designated as Hedging Instruments
Interest rate caps	$205,522	$12	$—	$—
TROR	101,410	1,857	38,425	15,098
Total	$306,932	$1,869	$38,425	$15,098

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The following table summarizes the impact of gains and losses related to derivative instruments designated as cash flow hedges included in the accumulated OCI section of the Consolidated Balance Sheets and in equity in earnings (loss) and interest expense in the Consolidated Statements of Operations:

		Gain (Loss) Reclassified from Accumulated OCI
Derivatives Designated as Cash Flow Hedging Instruments	Gain (Loss) Recognized in OCI (Effective Portion)	Location on Consolidated Statements of Operations	Effective Amount	Ineffective Amount
	(in thousands)
Year Ended December 31, 2015
Interest rate caps and interest rate swaps	$(12,478)	Interest expense	$(37,831)	$(21)
		Net gain on change in control of interest	900	—
		Earnings (loss) from unconsolidated entities, gross of tax	(3,721)	(1)
Total	$(12,478)		$(40,652)	$(22)
Year Ended December 31, 2014
Interest rate caps and interest rate swaps	$(16,792)	Interest expense	$(38,086)	$(7)
		Discontinued operations	—	(3,666)
		Earnings (loss) from unconsolidated entities, gross of tax	(4,006)	—
Total	$(16,792)		$(42,092)	$(3,673)
11 Months Ended December 31, 2013
Interest rate caps and interest rate swaps	$(729)	Interest expense	$(37,390)	$(2,963)
		Earnings (loss) from unconsolidated entities, gross of tax	(3,818)	4
Total	$(729)		$(41,208)	$(2,959)
The following table summarizes the impact of gains and losses related to derivative instruments not designated as cash flow hedges in the Consolidated Statements of Operations:

	Net Gain (Loss) Recognized
	Years Ended		11 Months Ended
	December 31, 2015	December 31, 2014	December 31, 2013
	(in thousands)
Derivatives Designated as Fair Value Hedging Instruments
TROR (1)	$2,794	$3,265	$1,081
Derivatives Not Designated as Hedging Instruments
Interest rate caps and interest rate swaps	$(157)	$17	$(319)
TROR	5,266	2,236	(1,091)
Total	$5,109	$2,253	$(1,410)

(1)
The net gain (loss) recognized in interest expense from the change in fair value of the underlying TROR borrowings was $(2,794), $(3,265) and $(1,081) for the years ended December 31, 2015 and 2014, and the 11 months ended December 31, 2013, respectively, offsetting the gain (loss) recognized on the TROR.

Credit-risk-related Contingent Features
The principal credit risk of the Company’s interest rate risk management strategy is the potential inability of a counterparty to cover its obligations. If a counterparty fails to fulfill its obligation, the risk of loss approximates the fair value of the derivative. To mitigate this exposure, the Company generally purchases derivative financial instruments from the financial institution that issues the related debt, from financial institutions with which the Company has other lending relationships, or from financial institutions with a minimum credit rating of AA at the time of the transaction.

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Agreements with derivative counterparties contain provisions under which the counterparty could terminate the derivative obligations if the Company defaults on its obligations under the Credit Facility and designated conditions are fulfilled. In instances where the Company’s subsidiaries have derivative obligations secured by a mortgage, the derivative obligations could be terminated if the indebtedness between the two parties is terminated, either by loan payoff or default of the indebtedness. In addition, certain subsidiaries have agreements containing provisions whereby the subsidiaries must maintain certain minimum financial ratios. As of December 31, 2015, the Company does not have any derivative contracts containing credit-risk related contingent features, such as a credit rating downgrade, that may trigger collateral to be posted with a counterparty.
The following table summarizes information about collateral posted for derivatives in liability positions as of December 31, 2015:

	Collateral Information
	Notional Amount	Fair Value Prior to Nonperformance Risk	Nonperformance Risk	Collateral Posted	Nature of Collateral	Credit Risk Contingent Feature
	(in thousands)
Property Specific Swaps	$669,154	$51,794	$(1,749)	$—	Mortgage liens	None
TROR	360,542	23,577	57	50,577	Restricted cash, notes receivable, letters of credit	None
Totals	$1,029,696	$75,371	$(1,692)	$50,577

I. Fair Value Measurements
The Company’s financial assets and liabilities subject to fair value measurements are interest rate caps, interest rate swaps, TROR and borrowings subject to TROR (see Note H – Derivative Instruments and Hedging Activities). Impairment of real estate and unconsolidated entities is also subject to fair value measurements (see Note Q – Impairment of Real Estate and Impairment of Unconsolidated Entities and Note X – Assets and Liabilities Held for Sale and Discontinued Operations).
Fair Value Hierarchy
The accounting guidance related to estimating fair value specifies a hierarchy of valuation techniques based upon whether the inputs to those valuation techniques reflect assumptions other market participants would use based upon market data obtained from independent sources (also referred to as observable inputs). The following summarizes the fair value hierarchy:

•	Level 1 – Quoted prices in active markets that are unadjusted and accessible at the measurement date for identical, unrestricted assets or liabilities;

•
Level 2 – Quoted prices for identical assets and liabilities in markets that are not active, quoted prices for similar assets and liabilities in active markets or financial instruments for which significant observable inputs are available, either directly or indirectly, such as interest rates and yield curves that are observable at commonly quoted intervals; and

•	Level 3 – Prices or valuations that require inputs that are unobservable.
Inputs used to measure fair value may fall into different levels of the fair value hierarchy. In these cases, the level in the fair value hierarchy is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.
Measurement of Fair Value
The Company estimates the fair value of its hedging instruments based on interest rate market and bond pricing models. Although the Company has determined the significant inputs used to value its hedging instruments fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with the Company’s counterparties and its own credit risk utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. As of December 31, 2015, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its hedging instruments’ positions and has determined the credit valuation adjustments are not significant to the overall valuation of all of its hedging instruments. As a result, one interest rate swap that had been classified in Level 3 at December 31, 2014 was transferred to Level 2 on December 31, 2015. It is the Company’s policy to recognize all transfers between levels of the fair value hierarchy at the end of the reporting period in which they occur.

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The Company’s TROR have termination values equal to the difference between the fair value of the underlying bonds and the bonds base (acquired) price times the stated par amount of the bonds. Upon termination of the contract with the counterparty, the Company is entitled to receive the termination value if the underlying fair value of the bonds is greater than the base price and is obligated to pay the termination value if the underlying fair value of the bonds is less than the base price. The underlying borrowings generally have call features at par and without prepayment penalties. The call features of the underlying borrowings would result in a significant discount factor to any value attributed to the exchange of cash flows in these contracts by another market participant willing to purchase the Company’s positions. Therefore, the Company believes the termination value of the TROR approximates the fair value another market participant would assign to these contracts. The Company compares estimates of fair value to those provided by the respective counterparties on a quarterly basis. The Company has determined its fair value estimate of TROR is classified in Level 3 of the fair value hierarchy.
To determine the fair value of the underlying borrowings subject to TROR, the base price is initially used as the estimate of fair value. The Company adjusts the fair value based upon observable and unobservable measures such as the financial performance of the underlying collateral, interest rate risk spreads for similar transactions and loan to value ratios. In the absence of such evidence, management’s best estimate is used. At December 31, 2015, the notional amount of TROR borrowings subject to fair value adjustments is approximately $471,985,000.
Items Measured at Fair Value on a Recurring Basis
The Company’s financial assets consist of interest rate caps, interest rate swaps and TROR with positive fair values included in other assets. The Company’s financial liabilities consist of interest rate swaps and TROR with negative fair values included in accounts payable, accrued expenses and other liabilities and borrowings subject to TROR included in mortgage debt and notes payable, nonrecourse.
At December 31, 2015 and 2014, the Company recorded the redeemable noncontrolling interest related to Brooklyn Arena, LLC at historical cost since its initial cost adjusted for contributions, distributions and the allocation of profits or losses, is greater than the estimated redemption value, which approximates fair value. In the event the redemption value of the redeemable noncontrolling interest exceeds historical cost, the Company would be required to record the redeemable noncontrolling interest at redemption value, with a corresponding adjustment to additional paid-in capital. As of January 29, 2016, the entire redeemable noncontrolling interest was extinguished in connection with the sale of Barclays Center.

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The following table summarizes information about financial assets and liabilities and redeemable noncontrolling interest measured at fair value on a recurring basis (if applicable), and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value:

	Fair Value Measurements
	December 31, 2015
	Level 1	Level 2	Level 3	Total
	(in thousands)
Interest rate caps (assets)	$—	$122	$—	$122
Interest rate swaps (assets)	—	340	—	340
Interest rate swaps (liabilities)	—	(50,045)	—	(50,045)
TROR (assets)	—	—	12,849	12,849
TROR (liabilities)	—	—	(23,634)	(23,634)
Fair value adjustment to the borrowings subject to TROR	—	—	2,810	2,810
Redeemable noncontrolling interest	—	—	(159,978)	(159,978)
Total	$—	$(49,583)	$(167,953)	$(217,536)

	December 31, 2014
	Level 1	Level 2	Level 3	Total
	(in thousands)
Interest rate caps (assets)	$—	$126	$—	$126
Interest rate swaps (liabilities)	—	(1,745)	(73,536)	(75,281)
TROR (assets)	—	—	8,236	8,236
TROR (liabilities)	—	—	(27,081)	(27,081)
Fair value adjustment to the borrowings subject to TROR	—	—	5,604	5,604
Redeemable noncontrolling interest	—	—	(183,038)	(183,038)
Total	$—	$(1,619)	$(269,815)	$(271,434)
The following table presents a reconciliation of financial assets and liabilities and redeemable noncontrolling interest measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Fair Value Measurements
	Redeemable Noncontrolling Interest	Interest Rate Swaps	Net TROR	Fair value adjustment to the borrowings subject to TROR	Total TROR Related	Total
	(in thousands)
Balance, December 31, 2013	$(171,743)	$(97,360)	$(24,346)	$8,869	$(15,477)	$(284,580)
Loss attributable to redeemable noncontrolling interest	17,095	—	—	—	—	17,095
Total realized and unrealized gains (losses):
Included in earnings	—	—	5,501	(3,265)	2,236	2,236
Included in other comprehensive income	—	23,824	—	—	—	23,824
Included in additional paid-in capital	(28,390)	—	—	—	—	(28,390)
Balance, December 31, 2014	$(183,038)	$(73,536)	$(18,845)	$5,604	$(13,241)	$(269,815)
Contribution from redeemable noncontrolling interest	(1,552)	—	—	—	—	(1,552)
Distribution to redeemable noncontrolling interest	7,650	—	—	—	—	7,650
Loss attributable to redeemable noncontrolling interest	16,962	—	—	—	—	16,962
Total realized and unrealized gains (losses):
Included in earnings	—	—	8,060	(2,794)	5,266	5,266
Included in other comprehensive income	—	25,534	—	—	—	25,534
Transfer out to level 2	—	48,002	—	—	—	48,002
Balance, December 31, 2015	$(159,978)	$—	$(10,785)	$2,810	$(7,975)	$(167,953)
As of December 31, 2013, the fair value of the redeemable noncontrolling interest was incorrectly recorded and presented at less than the historical cost. Management evaluated the impact of the error and determined the previously issued financial statements were not materially misstated. Additionally, management determined the impact of correcting the presentation of the redeemable noncontrolling interest was not material to the financial statements as of and for the year and 11 months ended December 31, 2014 and 2013, respectively. Accordingly, at March 31, 2014, the Company corrected the carrying value of the redeemable noncontrolling interest by recording an adjustment of $28,390,000 to increase the redeemable noncontrolling interest with a corresponding decrease to additional paid-in capital. Such amount should have been reflected at December 31, 2013.

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The following table presents quantitative information about the significant unobservable inputs used to estimate the fair value of financial instruments measured on a recurring basis as of December 31, 2015:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value December 31, 2015	Valuation Technique	Unobservable Input	Input Values
	(in thousands)
TROR	$(10,785)	Third party bond pricing	Bond valuation	79.59 - 115.69
Fair value adjustment to the borrowings subject to TROR	$2,810	Third party bond pricing	Bond valuation	79.59 - 115.69
Third party service providers involved in fair value measurements are evaluated for competency and qualifications. Fair value measurements, including unobservable inputs, are evaluated based on current transactions and experience in the real estate and capital markets.
The impact of changes in unobservable inputs used to determine the fair market value of the credit valuation adjustment, TROR and fair value adjustment to the borrowings subject to TROR are not deemed to be significant.
Fair Value of Other Financial Instruments
The carrying amount of notes and accounts receivable, excluding the Stapleton advances, and accounts payable, accrued expenses and other liabilities approximates fair value based upon the short-term nature of the instruments or the prevailing interest rate if long-term. The carrying amount of the Stapleton advances approximates fair value since the interest rates on these advances approximates current market rates. The Company estimates the fair value of its debt instruments by discounting future cash payments at interest rates the Company believes approximate the current market. Estimated fair value is based upon market prices of public debt, available industry financing data, current treasury rates, recent financing transactions, conversion features on convertible senior debt and loan to value ratios. The fair value of the Company’s debt instruments is classified as Level 3 in the fair value hierarchy.
The following table summarizes the fair value of nonrecourse mortgage debt and notes payable (exclusive of the fair value of derivatives), revolving credit facility and convertible senior debt:

	December 31, 2015		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Fixed Rate Debt	$2,720,382	$2,987,646	$2,993,591	$3,421,373
Variable Rate Debt	2,011,819	2,001,701	1,944,610	1,924,823
Total	$4,732,201	$4,989,347	$4,938,201	$5,346,196

J. Commitments and Contingencies
The Company has various guarantees, including indirect guarantees of indebtedness of others. The Company believes the risk of payment under these guarantees, as described below, is remote and, to date, no payments have been made under these guarantees.
As of December 31, 2015, the Company had $1,000,000 in guarantees associated with a property sold in 2013. The Company had outstanding letters of credit of $59,800,000 as of December 31, 2015, which represents the maximum potential amount of future payments on the letters of credit the Company could be required to make.
The Company has entered into certain partnerships whereby the outside investment partner is allocated certain tax credits. These partnerships typically require the Company to indemnify, on an after-tax or “grossed up” basis, the investment partner against the failure to receive or the loss of allocated tax credits and tax losses. At December 31, 2015, the maximum potential payment under these tax indemnity guarantees was approximately $136,570,000. During 2014, the Company entered into an agreement with one historic tax credit investment partner that obligated the Company to reimburse the tax credit partner for the full amount of the tax credit allocated to them in a prior year. The agreement was a result of an Internal Revenue Service (“IRS”) audit inquiry related to the validity of the tax credit Partnership structure. The IRS audit did not question the qualifying expenditures or the validity of the actual tax credit. The Company believes it will be able to fully utilize these Federal tax credits on its 2015 Federal income tax return. Although the Company believes the tax credit partnership was in full compliance with IRC section 47, and the tax credit itself is valid, the Company and its tax credit partner decided not to pursue an audit appeal and entered into the agreement to avoid the lengthy and costly process of an audit appeal. As a result, during the year ended December 31, 2014, the Company recorded an $11,476,000 reduction to interest and other income which represents the reversal of the tax credit income previously recognized on this individual tax credit plus the additional amount owed to our tax credit partner under the agreement and a $13,423,000 deferred tax benefit for the recognition of a deferred tax asset related to the tax credit. The Company believes all remaining requirements for qualifications of tax credits and partnership structures have been and will continue to be met and the Company’s investment partners will be able to receive expense allocations associated with the properties. The Company does not expect to make any remaining payments under these guarantees.

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The Company’s mortgage loans are nonrecourse; however, in some cases, lenders carve out certain items from the nonrecourse provisions. These carve-out items enable the lenders to seek recourse if the Company or the joint venture engages in certain acts as defined in the respective agreements such as commit fraud, intentionally misapply funds, or intentionally misrepresent facts. The Company has also provided certain environmental guarantees. Under these environmental remediation guarantees, the Company must remediate any hazardous materials brought onto the property in violation of environmental laws. The maximum potential amount of future payments the Company could be required to make on the environmental guarantees is limited to the actual losses suffered or actual remediation costs incurred. A portion of these carve-outs and guarantees have been made on behalf of joint ventures and the Company believes any liability would not exceed its partners’ share of the outstanding principal balance of the loans in which these carve-outs and environmental guarantees have been made. At December 31, 2015, the outstanding balance of the partners’ share of these loans was approximately $1,202,099,000. The Company believes the risk of payment on the carve-out guarantees is mitigated, in most cases, by the fact that the Company manages the property, and in the event the Company’s partner violated one of the carve-out items, the Company would seek recovery from its partner for any payments the Company would make. Additionally, the Company further mitigates its exposure through environmental insurance and other types of insurance coverage.
The Company monitors its properties for the presence of hazardous or toxic substances. Other than those environmental matters identified during the acquisition of a site (which are generally remediated prior to the commencement of development), the Company is not aware of any environmental liability with respect to its operating properties that would have a material adverse effect on its financial position, cash flows or results of operations. However, there can be no assurance such a material environmental liability does not exist. The existence of any such material environmental liability could have an adverse effect on the Company’s results of operations and cash flow. The Company carries environmental insurance and believes the policy terms, conditions, limits and deductibles are adequate and appropriate under the circumstances, given the relative risk of loss, the cost of such coverage and current industry practice.
The Company customarily guarantees lien-free completion of projects under construction. Upon completion, as defined, the guarantees are released. The Company currently provides the following completion guarantees on its completed projects and projects under construction and development (including unconsolidated properties):

	Total Costs	Percent Completed (Unaudited)
	(dollars in thousands)
At December 31, 2015
Openings and acquisitions	$336,816	82%
Under construction	2,234,000	44%
Total Real Estate	$2,570,816	49%
Additionally, the Company has provided a guaranty of payment, performance and completion of certain obligations associated with certain Military Housing Privatization Initiative (“MHPI”) projects. These guarantees do not include a guaranty of available MHPI project funds and the Company cannot be compelled to replace a deficiency in funding. In the event the guaranty were called upon, any money advanced by the Company would be replaced by funds available within the MHPI project. Inclusive of the available MHPI project funds, the Company believes its maximum net exposure to be $281,677,000 at December 31, 2015. Currently, the Company anticipates further MHPI project funds will cover this maximum exposure and future advances by the Company will not be required. In connection with the February 2016 disposition of Military Housing, the guarantees were transferred to the buyers.
In addition to what is stated above, the Company has guaranteed the lender the lien free completion of certain horizontal infrastructure associated with certain land development projects. The maximum amount due by the Company under these completion guarantees is limited to $2,990,000.
The Company is also involved in certain claims and litigation related to its operations and development. Based on the facts known at this time, management has consulted with legal counsel and is of the opinion that the ultimate outcome of all such claims and litigation will not have a material adverse effect on the financial condition, results of operations or cash flows of the Company.
Certain ground leases include provisions requiring the Company to indemnify the ground lessor against claims or damages occurring on or about the leased property during the term of the ground lease. These indemnities generally were entered into prior to the effective date of accounting guidance related to guarantees; therefore, they have not been recorded in the Company’s consolidated financial statements at December 31, 2015. The maximum potential amount of future payments the Company could be required to make is limited to the actual losses suffered. The Company mitigates its exposure to loss related to these indemnities through insurance coverage.
The Company is party to an easement agreement under which it has agreed to indemnify a third party for any claims or damages arising from the use of the easement area in one of its unconsolidated apartment communities. The Company mitigates its exposure to loss related to the easement agreement through insurance coverage.
See Note M – Class A Common Units and Related Party Transactions regarding certain tax indemnification payments in connection with a Master Contribution and Sale Agreement entered into during 2006.

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

K. Capital Stock
Common Stock
The Company’s authorized common stock consists of Class A common stock and Class B common stock. The economic rights of each class of common stock are identical, but the voting rights differ. The Class A common stock, voting as a separate class, is entitled to elect four of the members of the Company’s board of directors, while the Class B common stock, voting as a separate class, is entitled to elect the remaining nine members of the Company’s board of directors. When the Class A common stock and Class B common stock vote together as a single class, each share of Class A common stock is entitled to one vote per share and each share of Class B common stock is entitled to ten votes per share. Class B common stock is convertible into Class A common stock on a share-for-share basis at the option of the holder.
Pursuant to the merger agreement facilitating the Company’s conversion to REIT status, effective as of 11:59 pm, Eastern Time, on December 31, 2015 (the “Effective Time”), each outstanding share of Forest City Enterprises, Inc., the Company’s predecessor, Class A common stock, par value $.33 1/3 per share, and Class B common stock, par value $.33 1/3 per share, automatically converted into one share of Forest City Realty Trust, Inc. Class A common stock, $.01 par value per share, and Class B common stock, $.01 par value per share, respectively.
In May 2015, the Company issued 37,375,000 shares of Class A common stock in an underwritten public offering at a price of $22.50 per share, which included the underwriters’ exercise of their over-allotment option in full. The offering generated net proceeds of $806,500,000 after deducting underwriting discounts, commissions and other offering expenses. The Company used $386,156,000 of the net proceeds to finance the June 2015 acquisition of the Company’s partner’s 49% equity interest in seven life science office properties and two parking facilities at University Park at MIT, a mixed-use life science office campus in Cambridge, Massachusetts. Subsequent to the acquisition, the Company owns 100% of these assets. The Company used substantially all of the remaining net proceeds to retire a combination of nonrecourse mortgage debt and revolving credit facility borrowings.
During the year ended December 31, 2015, the Company issued shares of Class A common stock in connection with the separate, privately negotiated exchange transactions involving a portion of the Company’s 2016, 2018 and 2020 Senior Notes. See Note G – Convertible Senior Debt for detailed information on these Class A common stock issuances, as well as the receipt of Class A common stock in connection with the termination of a convertible note hedge related to the 2016 Senior Notes.
During the years ended December 31, 2015 and 2014, the Company issued shares of Class A common stock to certain BCR entities in exchange of 2006 Units pursuant to the Master Contribution Agreement. See the Note M – Class A Common Units and Related Party Transactions for detailed information on these transactions.
In April 2013, the Company entered into separate, privately negotiated exchange agreements with certain holders of its Puttable Equity-Linked Senior Notes due 2014 (“2014 Senior Notes”) to exchange $138,853,000 in aggregate principal amount of 2014 Senior Notes for 9,549,721 shares of Class A common stock and cash payments totaling $4,860,000 for additional exchange consideration, accrued interest and in lieu of fractional shares.
In May 2013, pursuant to the terms of the Indenture governing the 2014 Senior Notes, the Company issued a put termination notice to the remaining noteholders. As of July 12, 2013, the last settlement date for noteholders to put the 2014 Senior Notes to the Company, $60,033,000 aggregate principal amount of the 2014 Senior Notes were put, for which noteholders received 4,128,806 shares of Class A common stock and cash payments totaling $1,088,000 for interest payable to October 15, 2013 and in lieu of fractional shares.
Preferred Stock
The Company is authorized to issue shares of preferred stock. Pursuant to the merger agreement facilitating the Company’s conversion to a REIT, at the Effective Time, the par value of the preferred stock was set at $.01 per share. Prior to the Effective Time, the preferred stock of Forest City Enterprises, Inc. (“Series A Preferred stock”) had no par value. Currently, the Company has no outstanding shares of preferred stock.
Holders were able to convert the Series A preferred stock into shares of Class A common stock at any time. Upon conversion, the holder would receive approximately 3.3 shares of Class A common stock per $50 liquidation preference of Series A preferred stock.
From January 31, 2013 to March 14, 2013, 109,768 shares of Series A preferred stock were converted by holders into 362,990 shares of Class A common stock in accordance with the original terms of the Series A preferred stock. On March 15, 2013, the Company redeemed the remaining 101,270 shares of Series A preferred stock for approximately $5,100,000, the aggregate amount of liquidation preference plus the dividend due and payable on March 15, 2013.
On March 13, 2013, the Company settled an equity call hedge transaction that was entered into in connection with the original issuance of the Series A preferred stock. As a result, the Company received 765,134 shares of Class A common stock valued at $16.82 per share for a total of $12,868,000 and cash payments of $10,231,000. In accordance with accounting guidance on equity hedge transactions, amounts received upon settlement of equity call hedge transactions in which the Company had the choice of net share settlement or net cash settlement are reflected as an increase to additional paid-in capital.
The Company declared and paid Series A preferred stock dividends of $185,000 during the 11 months ended December 31, 2013.

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

L. Dividends
Prior to the taxable year ending December 31, 2016, our predecessor, Forest City Enterprises, Inc., operated as a C corporation. A REIT is not permitted to retain earnings and profits (“E&P”) accumulated during the periods when the company or its predecessor was taxed as a C corporation or accumulated by the Company’s or its predecessor’s TRS not converted to a qualified REIT subsidiary. The Company must make one or more distributions to its shareholders that equals or exceeds its accumulated positive E&P.
On February 18, 2016, the Board of Directors declared a $0.10 per share cash dividend on the Company’s Class A and Class B common stock (“Common Stock”) based on the cumulative positive E&P of its predecessor. In addition, on February 18, 2016, in connection with the Company’s intention to elect REIT status for its taxable year ending December 31, 2016, the Board of Directors reinstated dividends declaring a $0.06 per share cash dividend on the Company’s Common Stock for the first quarter of 2016. The E&P dividend together with the first-quarter 2016 cash dividend will be payable on March 18, 2016, to shareholders of record at the close of business on March 4, 2016. There will be no Common Stock paid as part of these dividends.

M. Class A Common Units and Related Party Transactions
Master Contribution Agreement
The Company and certain of its affiliates entered into a Master Contribution and Sale Agreement (the “Master Contribution Agreement”) with Bruce C. Ratner (“Mr. Ratner”), Executive Vice President and Director, and certain entities and individuals affiliated with Mr. Ratner (the “BCR Entities”) in August 2006 to purchase their interests in a total of 30 retail, office and residential operating properties and service companies in the Greater New York City metropolitan area. The Company issued 3,646,755 Class A Common Units (“2006 Units”) in a jointly-owned, limited liability company in exchange for their interests. The 2006 Units may be exchanged for one of the following forms of consideration at the Company’s sole discretion: (i) an equal number of shares of the Company’s Class A common stock or, (ii) cash based on a formula using the average closing price of the Class A common stock at the time of conversion or, (iii) a combination of cash and shares of the Company’s Class A common stock. The Company has no rights to redeem or repurchase the 2006 Units. Pursuant to the Master Contribution Agreement, certain projects under development would remain owned jointly until each project was completed and achieved “stabilization.” Upon stabilization, each project would be valued and the Company, in its discretion, would choose among various ownership options for the project.
As described below, the Company and Mr. Ratner have agreed upon the value of each development project that has reached stabilization. As of December 31, 2015, air rights for any future residential vertical development at East River Plaza, a specialty retail center in Manhattan, New York, remains the only asset subject to this agreement. The development projects were not covered by the Tax Protection Agreement (the “Tax Protection Agreement”) that the parties entered into in connection with the Master Contribution Agreement. The Tax Protection Agreement indemnified the BCR Entities included in the initial closing against taxes payable by reason of any subsequent sale of certain operating properties and expires in 2018.
Upon the closing of the January 2016 sale of 625 Fulton Avenue, a development site in Brooklyn, New York adjacent to our DKLB BKLN apartment community, the Company is obligated pursuant to the terms of the Master Contribution Agreement to make a $6,238,000 tax indemnity payment to the BCR Entities. The payment, which will be accrued during the three months ending March 31, 2016, is expected to be paid in quarterly installments during the year ending December 31, 2016.
As a result of the March 2014 disposal of Quartermaster Plaza, a specialty retail center in Philadelphia, Pennsylvania, the Company accrued $1,646,000 during the year ended December 31, 2014 related to a tax indemnity payment due to the BCR Entities, of which $1,235,000 was paid as of December 31, 2014. The remaining amount was paid during the year ended December 31, 2015. The Company made no payments to the BCR Entities for tax indemnification during the 11 months ended December 31, 2013.
Class A Common Unit Exchanges
In September 2015, certain BCR Entities exchanged 1,032,402 of the 2006 Units. The Company issued 1,032,402 shares of its Class A common stock for the exchanged 2006 Units. The Company accounted for the exchange as a purchase of noncontrolling interests, resulting in a reduction of noncontrolling interests of $52,663,000, an increase to Class A common stock of $344,000 and a combined increase to additional paid-in capital of $52,319,000, accounting for the fair value of common stock issued and the difference between the fair value of consideration exchanged and the noncontrolling interest balance. At December 31, 2015, 1,940,788 2006 Units were outstanding.
In June 2014, one of the BCR Entities exchanged 673,565 of the 2006 Units. The Company issued 673,565 shares of its Class A common stock for the exchanged 2006 Units. The Company accounted for the exchange as a purchase of noncontrolling interests, resulting in a reduction of noncontrolling interests of $34,358,000, an increase to Class A common stock of $224,000 and a combined increase to additional paid-in capital of $34,134,000, accounting for the fair value of common stock issued and the difference between the fair value of consideration exchanged and the noncontrolling interest balance. At December 31, 2014, 2,973,190 2006 Units were outstanding.
The carrying value of the 2006 Units of $99,000,000 and $151,663,000 is included as noncontrolling interests at December 31, 2015 and 2014, respectively.

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Westchester’s Ridge Hill
Pursuant to the terms of the Master Contribution Agreement, in December 2015, the Company caused certain of its affiliates to acquire the BCR Entities’ interests in Westchester’s Ridge Hill, a regional mall in Yonkers, New York for $10. Subsequent to the December 2015 transaction, the Company owns 100% of the asset.
During the year ended December 31, 2014, in accordance with the Master Contribution Agreement, the Company accrued and capitalized into the cost basis of the asset an $11,000,000 development fee payable to Mr. Ratner related to Westchester’s Ridge Hill, as certain milestones had been reached in the development and operation of the property. As of December 31, 2015 and 2014, the entire amount was included in accounts payable, accrued expenses and other liabilities. In January 2016, the Company paid the $11,000,000 development fee to Mr. Ratner.
8 Spruce Street, DKLB BKLN and East River Plaza
Pursuant to the terms of the Master Contribution Agreement, in January 2014, the Company caused certain of its affiliates to acquire the BCR Entities’ interests in three stabilized projects, 8 Spruce Street, an apartment community in Manhattan, New York, DKLB BKLN, an apartment community in Brooklyn, New York, and East River Plaza, for $14,286,000. Prior to the transaction, the Company accounted for the three projects using the equity method of accounting and subsequently accounts for the projects as equity method investments as the other outside partners continue to have joint control.
New York Times and Twelve MetroTech Center
Pursuant to the terms of the Master Contribution Agreement, in May 2008, the Company caused certain of its affiliates to acquire the BCR Entities’ interests in two stabilized projects, New York Times, an office building in Manhattan, New York, and Twelve MetroTech Center, an office building in Brooklyn, New York. In accordance with the purchase agreements, the applicable BCR Entities assigned and transferred their interests in the two projects to affiliates of the Company and will receive approximately $121,000,000 over a 15 year period. An affiliate of the Company had also agreed to indemnify the applicable BCR Entity against taxes payable by it by reason of a subsequent sale or other disposition of one of the projects. This agreement expired on December 31, 2014.
The consideration exchanged by the Company for the BCR Entities’ interest in the two development projects was accounted for under the purchase method of accounting. Pursuant to the agreements, the BCR Entities received an initial cash amount of $49,249,000. The Company calculated the net present value of the remaining payments over the 15 year period using a discounted interest rate. This initial discounted amount of $56,495,000 was recorded and will be accreted up to the total liability through interest expense over the 15 year period using the effective interest method. At December 31, 2015 and 2014, $3,497,000 and $3,330,000, respectively, is recorded in accounts payable, accrued expenses and other liabilities related to this obligation.

N. Leases
The Company as Lessor
The following table summarizes the minimum future rental income to be received on non-cancelable operating leases of commercial properties that generally extend for periods of more than one year:

Years Ending December 31,
(in thousands)
2016	$453,047
2017	415,248
2018	383,091
2019	323,647
2020	288,656
Thereafter	1,261,934
$3,125,623
The Company as Lessee
The Company is a lessee under various operating leasing arrangements for real property and equipment. The most significant of these involve ground leases which expire between the years 2019 and 2100, excluding optional renewal periods. The Company is subject to participation payments under certain of its ground leases, the most significant of which are in New York City. These payments are triggered by defined events within the respective lease agreements and the timing and future amounts are not determinable by the Company.

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The following table summarizes the minimum fixed rental payments under long-term leases (over one year) in effect at December  31, 2015:

Years Ending December 31,
(in thousands)
2016	$9,333
2017	8,298
2018	7,706
2019	7,585
2020	7,623
Thereafter	262,502
$303,047
The following table summarizes rent expense:

	Years Ended		11 Months Ended
	December 31, 2015	December 31, 2014	December 31, 2013
	(in thousands)
Rent expense	$14,032	$11,013	$8,243

O. Stock-Based Compensation
The Company’s 1994 Stock Plan (the “Plan”) permits the award of Class A stock options, restricted shares, performance shares and other equity awards to key employees and nonemployee directors of the Company. The aggregate maximum number of shares that may be issued under the Plan is 21,750,000 for all types of awards.
As of December 31, 2015, the total number of shares available for granting of all types of awards was 5,579,656. The maximum annual award to an individual is 500,000 of the aggregate stock options and 500,000 of the aggregate restricted shares and performance shares. In addition, the aggregate grant-date fair value of awards granted to a nonemployee director during any calendar year shall not exceed $250,000. Stock options have a maximum term of 10 years and are awarded with an exercise price at least equal to the market value of the stock on the date of grant. Class A common stock issued upon the exercise of stock options may be issued out of authorized and unissued shares or treasury stock. Subsequent to December 31, 2015, Class A common stock issued upon the exercise of stock options will be issued out of authorized and unissued shares. The Plan, which is administered by the Compensation Committee of the Board of Directors, does not allow the reduction of option prices without shareholder approval, except for the anti-dilution adjustments. The Company has not amended the terms of any previously issued equity award. All outstanding stock options have an exercise price equal to the fair market value of the underlying stock at the date of grant and a 10-year term. Stock options and restricted shares have graded vesting over three to four years for employees and one to three years for nonemployee directors.
The following table summarizes stock-based compensation costs and related deferred income tax benefit recognized in the financial statements:

	Years Ended		11 Months Ended
	December 31, 2015	December 31, 2014	December 31, 2013
	(in thousands)
Stock option costs	$1,314	$3,381	$3,051
Restricted stock costs	17,211	12,279	10,672
Performance share costs	13,310	4,013	2,474
Total stock-based compensation costs	31,835	19,673	16,197
Less amount capitalized into qualifying real estate projects	(7,717)	(5,944)	(5,826)
Amount charged to operating expenses	24,118	13,729	10,371
Depreciation expense on capitalized stock-based compensation	894	800	876
Total stock-based compensation expense	$25,012	$14,529	$11,247
Deferred income tax benefit	$9,629	$5,426	$4,111
The amount of grant-date fair value expensed immediately for awards granted to retirement-eligible grantees during the years ended December 31, 2015 and 2014, and the 11 months ended December 31, 2013 was $1,926,000, $1,358,000 and $973,000, respectively.

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Stock Options
The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for options granted during the respective years:

	Years Ended		11 Months Ended
	December 31, 2015	December 31, 2014	December 31, 2013
Risk-free interest rate	1.71%	1.91%	0.78%
Expected volatility	30.80%	71.50%	74.10%
Expected dividend yield	0.00%	0.00%	0.00%
Expected term (in years)	5.5	5.5	5.5
The risk-free interest rate was based on published yields of U.S. zero coupon bonds having a maturity date approximating the expected term of the options. Expected volatility was based on the historical volatility of the Company’s stock using the daily closing prices of the Company’s Class A common stock over a period of time equivalent to the expected term of the options. The expected dividend yield was based on the Company’s recent annual dividend divided by the average price of the Company’s Class A common stock during that period. Historical plan experience was used to estimate the expected term of options granted.
The following table summarizes stock option activity for the year ended December 31, 2015:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in months)	Intrinsic Value (in thousands)
Outstanding at January 1, 2015	4,126,935	$34.07
Granted	28,240	$24.62
Exercised	(104,110)	$14.29
Forfeited/expired	(742,806)	$35.63
Outstanding at December 31, 2015	3,308,259	$34.26	41	$9,808
Options exercisable (fully vested) at December 31, 2015	2,773,150	$37.43	32	$7,533
The weighted average grant-date fair value of stock options granted during the years ended December 31, 2015 and 2014, and the 11 months ended December 31, 2013 was $7.79, $11.60 and $10.97, respectively. The total intrinsic value of stock options exercised during the years ended December 31, 2015 and 2014, and the 11 months ended December 31, 2013 was $841,000, $439,000 and $145,000, respectively. Cash received from stock options exercised during the years ended December 31, 2015 and 2014, and the 11 months ended December 31, 2013 was $1,488,000, $789,000 and $1,153,000, respectively. There was no income tax benefit realized as a reduction of income taxes payable from stock options exercised during the years ended December 31, 2015 and 2014, and the 11 months ended December 31, 2013. At December 31, 2015, there was $1,405,000 of unrecognized compensation cost related to stock options expected to be recognized over a weighted-average period of 21 months.
Restricted Stock
The following table summarizes restricted stock activity for the year ended December 31, 2015:

	Shares	Weighted Average Grant-Date Fair Value
Unvested shares at January 1, 2015	2,010,460	$17.20
Granted	826,718	$24.62
Vested	(810,652)	$17.13
Forfeited	(57,166)	$18.90
Unvested shares at December 31, 2015	1,969,360	$20.30
Restricted stock represents a grant of Class A common stock to key employees and nonemployee directors subject to restrictions on disposition, transferability and risk of forfeiture, while having the rights to vote the shares and receive dividends. Restricted shares subject to the restrictions mentioned above are considered to be nonvested shares under the accounting guidance for share-based payment and are not reflected as issued and outstanding shares until the restrictions lapse. At that time, the shares are released to the grantee and the Company records the issuance of the shares. At December 31, 2015, all unvested shares of restricted stock were excluded from issued and outstanding shares of Class A common stock in the accompanying consolidated financial statements.

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The weighted average grant-date fair value of restricted stock granted during the years ended December 31, 2015 and 2014, and the 11 months ended December 31, 2013 was $24.62, $18.74 and $17.60, respectively. The total fair value of shares that vested during the years ended December 31, 2015 and 2014, and the 11 months ended December 31, 2013 was $13,883,000, $11,647,000 and $7,770,000, respectively. At December 31, 2015, there was $18,340,000 of unrecognized compensation cost related to restricted stock expected to be recognized over a weighted-average period of 25 months.
In connection with the vesting of restricted stock during the years ended December 31, 2015 and 2014, and the 11 months ended December 31, 2013, the Company repurchased into treasury 222,537 shares, 215,632 shares and 179,907 shares, respectively, of Class A common stock to satisfy the employees’ related minimum statutory tax withholding requirements. These shares were placed in treasury with an aggregate cost basis of $5,543,000, $4,009,000 and $3,167,000, respectively.
Performance Shares
Performance shares may be granted to selected executives and the vesting of the shares is contingent upon meeting management objectives established by the Compensation Committee of the Board of Directors. The management objectives may be company-wide or business unit performance goals and may include market conditions and service requirements. The performance period may not be less than one year. Performance shares will generally be granted at target levels and the ultimate number of shares earned will depend upon the degree performance goals are met at the end of the performance period. The fair value of performance shares that do not have a market condition are based on the closing price of the underlying stock on the date of grant and recorded as stock-based compensation cost over the requisite service period. If the performance goals are not met or below target, then any related recognized compensation costs will be reversed. If the performance goals are exceeded, additional compensation costs will be recorded, as applicable, up to the maximum specified in the grant. The fair value of performance shares that have a market condition is based on a Monte Carlo simulation and is recorded as stock-based compensation cost over the requisite service period. The cost is recognized even if the market condition is not satisfied, provided the service requirement is met.
The weighted average grant-date fair value of performance shares granted during the years ended December 31, 2015 and 2014, and the 11 months ended December 31, 2013 was $32.14, $18.23 and $17.78, respectively. All grants have performance goals that include a market condition and the fair values were computed using a Monte Carlo simulation. At December 31, 2015, there was $13,864,000 of unrecognized compensation costs related to performance shares expected to be recognized over a weighted-average period of 23 months.
The following table summarizes performance share activity for the year ended December 31, 2015:

	Shares	Weighted Average Grant-Date Fair Value
Unvested shares at January 1, 2015	871,326	$18.88
Granted	627,385	$32.14
Vested	—	$—
Forfeited	(44,446)	$26.27
Unvested shares at December 31, 2015	1,454,265	$24.38
The following table summarizes the range of performance shares that can be earned as of December 31, 2015:

Performance Period	Range	Minimum Shares	Target Shares	Maximum Shares
February 1, 2013 to December 31, 2016	0% to 200%	—	286,179	572,358
January 1, 2014 to December 31, 2017	0% to 200%	—	288,246	576,492
January 1, 2015 to December 31, 2017	0% to 200%	—	215,756	431,512
January 1, 2015 to December 31, 2017	0% to 300%	—	386,000	1,158,000
		—	1,176,181	2,738,362
In February 2016, 338,895 shares vested based on results for the performance period from February 1, 2012 to December 31, 2015.

P. Write-Offs of Abandoned Development Projects and Demolition Costs
The Company recorded write-offs of abandoned development projects and demolition costs of $9,534,000, $1,655,000 and $40,414,000 for the years ended December 31, 2015 and 2014, and the 11 months ended December 31, 2013, respectively. Non-capitalizable demolition costs of $1,372,000 and $8,200,000 for the year ended December 31, 2014 and the 11 months ended December 31, 2013, respectively, are included in write-offs of abandoned development projects and demolition costs. There were no non-capitalizable demolition costs recorded during the year ended December 31, 2015.

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The Company recorded write-offs of abandoned development projects of unconsolidated entities of $10,191,000 during the year ended December 31, 2015, which is included in equity in earnings (loss). There were no write-offs of abandoned development projects of unconsolidated entities during the year ended December 31, 2014 and the 11 months ended December 31, 2013.

Q. Impairment of Real Estate and Impairment of Unconsolidated Entities
The impairments recorded during the periods presented represent write-downs to estimated fair value due to a change in events, such as a change in strategy for certain assets, bona fide third-party purchase offers or changes in certain assumptions, including estimated holding periods and current market conditions and the impact of these assumptions to the properties’ estimated future cash flows. The assumptions used to estimate fair value are Level 2 or 3 inputs.
Impairment of Real Estate
The following table summarizes the Company’s impairment of real estate included in continuing operations:

		Years Ended		11 Months Ended
		December 31, 2015	December 31, 2014	December 31, 2013
		(in thousands)
Westchester's Ridge Hill (Regional Mall)	Yonkers, New York	$398,558	$—	$—
Office Buildings:
Illinois Science and Technology Park	Skokie, Illinois	26,246	—	17,474
Terminal Tower	Cleveland, Ohio	—	42,208	—
Post Office Plaza	Cleveland, Ohio	—	14,378	—
Land inventory	Las Vegas, Nevada	16,307	—	112,838
B2 BKLYN	Brooklyn, New York	—	146,300	—
Avenue at Tower City Center (Specialty Retail Center)	Cleveland, Ohio	—	72,473	—
Pacific Park Brooklyn	Brooklyn, New York	—	—	289,864
Other		10,323	1,736	1,185
		$451,434	$277,095	$421,361
During the year ended December 31, 2015, the Company decided to pursue the partial sale, through a joint venture, of three of its consolidated regional malls, including Westchester's Ridge Hill. At December 31, 2015, discussions with the potential joint venture partner were ongoing and remained subject to further negotiation and applicable due diligence periods. The advanced status of the discussions triggered management to update its undiscounted cash flow analysis including its probability weighted estimated holding period of each asset. In each case the Company increased the likelihood of a near-term partial sale to a 70% probability at an estimated selling price equal to that indicated by the potential joint venture partner. The Company assigned a 30% probability that each of these assets would be held long-term. As a result, the updated estimated probability weighted undiscounted cash flows exceeded the carrying value of two of the malls but no longer exceeded the carrying value of Westchester’s Ridge Hill, requiring the Company to adjust the carrying value to its estimated fair value. The Company had been considering strategies to recapitalize Westchester’s Ridge Hill in the past but had not formally marketed or entered into advanced discussions until the three months ended September 30, 2015. The previous undiscounted cash flow analysis assigned a 10% probability of near-term sale. In order to adjust the carrying value of Westchester’s Ridge Hill to its estimated fair value, the Company recorded an impairment charge of $398,558,000 during the year ended December 31, 2015. During January 2016, the Company entered into a joint venture agreement with outside partners, affiliated entities of QIC, one of the largest institutional investment managers in Australia. See Note AA – Subsequent Events for additional information on the January 2016 closing of the joint venture agreement.
The Company continues to execute its strategy of focusing on core products located in core markets. In executing this strategy, the Company had been marketing for sale all operating assets at Illinois Science & Technology Park in Skokie, Illinois. During 2015, the Company had several interested parties in the assets at pricing that approximated the carrying value of the assets. During the three months ended September 30, 2015, the high bidder withdrew their offer and certain market conditions, including the loss of possible redevelopment incentives, negatively impacted the pricing from other interested parties. At September 30, 2015, discussions with a potential purchaser were ongoing and remained subject to further negotiation. Based on these factors, the Company increased the likelihood of a near-term sale and reduced the pricing in such scenario in its estimated probability weighted undiscounted cash flows. As a result, these estimated undiscounted cash flows no longer exceed the carrying value of the assets, requiring the Company to adjust the carrying value to its estimated fair value. As such, the Company recorded an impairment charge of $26,246,000 during the year ended December 31, 2015. During the three months ended December 31, 2015, discussions with the potential buyer ceased, as mutually agreeable terms could not be reached.

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

During 2013, the Company made a strategic business decision to modify its redevelopment plan for Building J at Illinois Science and Technology Park. The building, currently vacant, would require a significant amount of capital in order to re-tenant and continue to hold on a long term basis. The Company has determined it is no longer willing to invest any additional capital in this building without a tenant for a substantial portion of the building or without some form of significant financial subsidy. As a result, the Company’s estimated undiscounted cash flows no longer exceeded the carrying value of the asset, requiring the Company to adjust the carrying value to its estimated fair value. As such, the Company recorded an impairment charge of $17,474,000 during the 11 months ended December 31, 2013.
During 2013, the Company made a strategic business decision to reduce the expected level of development on 13.5 acres of land inventory located in Las Vegas, Nevada and considered ways to maximize the near-term value of the investment, which included build to suit development, equity joint venture or marketing a portion of the land parcels to third parties. The change in strategy reduced the estimated hold period and expected cash flows. As a result, the Company’s estimated undiscounted cash flows no longer exceed the carrying value of the asset, requiring the Company to adjust the carrying value to its estimated fair value. As such, the Company recorded an impairment charge of $112,838,000 during the 11 months ended December 31, 2013. The Company has been marketing the land for sale for over twelve months without closing a sale of any of the parcels. During the year ended December 31, 2015, it became evident the expected sale price was less than originally estimated and lower than carrying value. At September 30, 2015, the Company had a letter of intent for a portion of the land and continues to market the remaining parcels. Using the letter of intent pricing, in addition to other information gathered from other market participants, including verbal bids, the Company adjusted its estimated selling price, less cost to sell, of this land, which was less than its carrying value. As such, the Company recorded an impairment charge of $16,307,000 during the year ended December 31, 2015. During the three months ended December 31, 2015, the Company sold 6.1 acres of the land at amounts that approximated the carrying value.
B2 BKYLN is being built using modular construction, whereby the modular units are fabricated and assembled at a nearby factory originally owned fifty-fifty between the Company and Skanska USA (the “Construction Manager”). The Construction Manager was hired under a fixed-price contract. During the three months ended September 30, 2014, the Construction Manager ceased construction and on September 23, 2014, purported to terminate the construction contract. The Company and the Construction Manager have each filed lawsuits relating primarily to the project’s delays and associated additional completion costs. During the three months ended December 31, 2014, the Company completed its evaluation of various scenarios to complete B2 BKLYN and in November 2014, terminated the construction contract for cause and purchased the Construction Manager’s entire 50% ownership interest in the factory used to construct the modular units. In December 2014, the Company engaged a new construction manager to oversee the construction of B2 BKLYN and began preparations to recommence construction of modular units. Based on current information available, including the Company’s decision to complete B2 BKLYN using modular units and to purchase the modular factory, the Company updated its impairment calculation. As a result, the Company’s estimated undiscounted cash flows no longer exceed the carrying value of the asset, requiring the Company to adjust the carrying value to its estimated fair value as of December 31, 2014. As such, the Company recorded an impairment charge of $146,300,000 during the year ended December 31, 2014.
The Company began negotiations for the sale of several operating assets in Cleveland, Ohio during the three months ended June 30, 2014. At June 30, 2014, discussions with a potential purchaser were at various stages for each of the assets and remained subject to further negotiation and applicable due diligence periods. Based on the advanced status of the discussions, the Company reviewed and adjusted the estimated holding periods of each applicable asset and in each case increased the likelihood of a near term sale. As a result, the estimated probability weighted undiscounted cash flows no longer exceed the carrying value of certain assets, requiring the Company to adjust the carrying value of those assets as described in the above table, to their estimated fair value. During the three months ended September 30, 2014, the negotiations with the potential buyer ceased, as mutually agreeable terms could not be reached.
In December 2013, the Company signed an agreement with Greenland to form a joint venture to develop Pacific Park Brooklyn, a 22 acre mixed-use project in Brooklyn, New York (see Note S – Net Loss on Disposition of Partial Interest in Development Project). Upon signing of the agreement, the Company determined it was likely the sale transaction would close. As a result, the Company classified the assets and liabilities as held for sale on its Consolidated Balance Sheet as of December 31, 2013 and recorded the asset at estimated fair value less costs to sell, resulting in an impairment charge of $289,864,000 ($242,417,000, net of noncontrolling interest) during the 11 months ended December 31, 2013.

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Impairment of Real Estate - Discontinued Operations
The following table summarizes the Company’s impairment of real estate included in discontinued operations:

		Years Ended		11 Months Ended
		December 31, 2015	December 31, 2014	December 31, 2013
		(in thousands)
Regional Malls:
Promenade Bolingbrook	Bolingbrook, Illinois	$—	$—	$54,194
Orchard Town Center	Westminster, Colorado	—	—	15,649
Investment in triple net lease retail property	Kansas City, Missouri	—	—	6,870
		$—	$—	$76,713
During 2013, the Company actively marketed Promenade Bolingbrook as it was considered a non-core asset. At December 31, 2013, discussions with a potential purchaser were ongoing and remained subject to further negotiation and applicable due diligence periods. However, based on the status of the discussions, the possibility of a sale of the asset increased and was reasonably possible. As a result, the Company reviewed and updated the impairment analysis. The estimated probability weighted undiscounted cash flows no longer exceed the carrying value of the asset requiring the Company to adjust the carrying value to its estimated fair value. As such, the Company recorded an impairment charge of $54,194,000 during the 11 months ended December 31, 2013.
Impairment of Unconsolidated Entities
The Company recorded $13,844,000 and $3,124,000 of impairments of unconsolidated entities during the years ended December 31, 2015 and 2014, respectively. There were no impairments of unconsolidated entities recorded during the 11 months ended December 31, 2013.
As part of the Company’s strategy to focus on core products in core markets, the Company executed a master purchase and sale agreement for the sale of 47 (including 44 unconsolidated investments and 3 consolidated properties) federally assisted housing apartment communities in January 2016. Based on the pricing established during the negotiations, the Company updated its impairment calculations. As a result, the Company recorded an other-than-temporary impairment of $10,295,000 in the year ended December 31, 2015 related to six of these unconsolidated investments.
Impairment - Fair Value Information
The following table presents quantitative information about the significant unobservable inputs used to determine the fair value of the impairment of real estate and unconsolidated investments for the years ended December 31, 2015 and 2014, and the 11 months ended December 31, 2013:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value	Valuation Technique	Unobservable Input	Range of Input Values
	(in thousands)
December 31, 2015
Impairment of real estate	$615,797	Indicative bids	Indicative bids	N/A (1)
Impairment of real estate	$5,128	Comparable property market analysis	Price per square foot	$18 per square foot
Impairment of unconsolidated investments	$8,847	Indicative bids	Indicative bids	N/A (1)
December 31, 2014
Impairment of real estate	$84,738	Discounted cash flows	Market capitalization rate	4.5% - 10.0% (2)
			Discount rate	6.0% - 12.0% (2)
Impairment of real estate	$38,750	Indicative bids	Indicative bids	N/A (1)
Impairment of unconsolidated investments	$—	Discounted cash flows	Discount rate	N/A(3)
December 31, 2013
Impairment of real estate	$734,240	Indicative bids	Indicative bids	N/A (1)
Impairment of real estate	$29,500	Comparable property market analysis	Price per square foot	$22 to $55 per square foot (4)

(1)	These fair value measurements were derived from bona fide purchase offers from third party prospective buyers, subject to the Company’s corroboration for reasonableness.

(2)	Weighted average market capitalization and discount rates are 6.7% and 8.6%, respectively.

(3)	Discount rate is N/A as the equity method investment fair value analysis resulted in negative cash flows.

(4)	Weighted average price of $45 per square foot.

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

R. Net Gain (Loss) on Land Held for Divestiture Activity
On January 31, 2012, the Board of Directors approved the decision to reposition portions of the Land Development Group and focus on core rental properties in core markets. The Company disposed of the land held for divestiture through December 31, 2013 and recorded the activity for consolidated land projects and those accounted for on the equity method of accounting on separate financial statement line items in the Consolidated Statements of Operations. The Company recorded $7,382,000 as net loss on land held for divestiture activity and $1,338,000 as net gain on land held for divestiture activity of unconsolidated entities for the 11 months ended December 31, 2013.

S. Net Loss on Disposition of Partial Interest in Development Project
On June 30, 2014, the Company entered into a joint venture with Greenland to develop Pacific Park Brooklyn. Greenland acquired 70% of the joint venture and will share in the total project costs in proportion to their ownership interests. The joint venture intends to co-develop the entire project including the infrastructure and vertical construction of the residential units, excluding Barclays Center arena and the under-construction B2 BKLYN apartment community. For its 70% equity interest, Greenland invested cash and assumed 70% of the nonrecourse mortgage debt on the project. The transaction resulted in net cash proceeds of $208,275,000, net of transaction costs, and a net loss on disposition of partial interest in development project of $20,298,000 ($16,919,000, net of noncontrolling interests) during the year ended December 31, 2014. The loss was primarily due to estimated costs required to complete the Company’s obligations prior to closing were higher than those originally estimated. The original estimate as of December 31, 2013 was based on the most current available information (see Note Q – Impairment of Real Estate and Impairment of Unconsolidated Entities for a discussion of the impairment recognized on Pacific Park Brooklyn during the 11 months ended December 31, 2013).

T . Net Gain on Disposition of Full or Partial Interest in Rental Properties
The following table summarizes the net gain (loss) on disposition of full or partial interest in rental properties:

		Years Ended		11 Months Ended
		December 31, 2015	December 31, 2014	December 31, 2013
		(in thousands)
Office Buildings:
Skylight Office Tower	Cleveland, Ohio	$1,746	$—	$—
Halle Building	Cleveland, Ohio	—	7,881	—
Stapleton - 3055 Roslyn	Denver, Colorado	—	(146)	—
Forest Trace (Supported Living Apartments)	Lauderhill, Florida	—	23,013	—
QIC Joint Venture		—	(467)	381,627
New York Retail Joint Venture		—	—	114,465
		$1,746	$30,281	$496,092
Effective April 1, 2014, the Company adopted the new accounting guidance for reporting discontinued operations. As a result, the sales of Skylight Office Tower, Halle Building, Stapleton - 3055 Roslyn and Forest Trace during the years ended December 31, 2015 and 2014 did not qualify for discontinued operations. The gains (losses) on disposition of these properties is included in net gain on disposition of full or partial interest in rental properties for the years ended December 31, 2015 and 2014. Prior to the adoption of the new accounting guidance, full disposals of consolidated real estate qualified for and were recorded as discontinued operations and, accordingly, were excluded from this financial statement line item.
QIC Joint Venture
During the 11 months ended December 31, 2013, the Company entered into joint venture agreements with outside partners, affiliated entities of QIC, one of the largest institutional investment managers in Australia. The outside partners invested in and received 49% of the Company’s equity interests in eight regional retail malls (seven fully consolidated assets in September 2013 and one equity method investment in December 2013).

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

For its 49% equity interests, the outside partner invested cash and assumed debt of $477,100,000, representing 49% of the nonrecourse mortgage debt on the eight properties. As of December 31, 2013, the Company received approximately $421,700,000 of proceeds, net of transaction costs, of which approximately $187,700,000 represented cash, with the remainder being in the form of a loan. Based on the amount of cash received, the outside partner’s minimum initial investment requirement was met and the transaction qualified for full gain recognition. As such, the Company recognized a net gain on disposition of partial interest in rental properties of $381,627,000 related to the seven fully consolidated assets and a gain on disposition of partial interest in equity method investments of $27,080,000, which is included in equity in earnings during the 11 months ended December 31, 2013. The seven fully consolidated properties are adequately capitalized and do not contain the characteristics of a VIE. Based on this and the substantive participating rights held by the outside partner with regards to the properties, the Company concluded it appropriate to deconsolidate the seven fully consolidated entities and account for them under the equity method of accounting. During the 11 months ended December 31, 2013 and prior to admitting the outside party into the joint ventures, the Company acquired noncontrolling interests in two of the regional retail malls for approximately $92,400,000, which has been reflected in the Consolidated Statement of Equity.
New York Retail Joint Venture
In March 2011, the Company entered into joint venture agreements with an outside partner, an affiliated entity of Madison International Realty LLC. The outside partner invested in and received a 49% equity interest in 15 mature retail properties located in the Greater New York City metropolitan area.
For its 49% equity interests, the outside partner invested cash and assumed debt of $244,952,000, representing 49% of the nonrecourse mortgage debt on the 15 properties. As of January 31, 2012, the Company received proceeds of $178,286,000, primarily in the form of a loan. Based on the net amount of cash received, the outside partner’s minimum initial investment requirement of 20% was not met. Since the transaction did not qualify for full gain recognition, the installment method of gain recognition was applied and a net gain on disposition of partial interest in rental properties of $9,561,000 was recorded during the year ended January 31, 2012. As of January 31, 2013, the remaining gain of $114,465,000 continued to be deferred and was included in accounts payable, accrued expenses and other liabilities.
During the 11 months ended December 31, 2013, the Company used distribution proceeds from the joint ventures to pay down a portion of the loan, which increased the net cash received for purposes of measuring whether full gain recognition is appropriate. As a result, the outside partner’s investment requirement was met and the Company recognized the remaining deferred gain of $114,465,000 as net gain on disposition of partial interests in rental properties.

U. Net Gain on Change in Control of Interests
The following table summarizes the net gain on change in control of interests:

		Years Ended		11 Months Ended
		December 31, 2015	December 31, 2014	December 31, 2013
		(in thousands)
University Park at MIT	Cambridge, Massachusetts	$463,643	$—	$—
Apartment Communities:
Cherry Tree	Strongsville, Ohio	7,391	—	—
Chestnut Lake	Strongsville, Ohio	8,525	—	—
Stratford Crossing	Wadsworth, Ohio	8,125	—	—
Bayside Village	San Francisco, California	—	191,199	—
Boulevard Mall (Regional Mall)	Amherst, New York	—	36,702	—
Other		(1,405)	2,759	2,762
		$486,279	$230,660	$2,762
Apartment Communities
In April 2015, the Company acquired its partner’s 50% equity ownership interest in three operating apartment communities (Cherry Tree, Chestnut Lake and Stratford Crossing) in exchange for the Company’s 50% equity ownership in five operating apartment communities (Arbor Glen, Eaton Ridge, Newport Landing, Parkwood Village and Sutton Landing) in a non-cash transaction. Subsequent to the transaction, the Company owns 100% of the three retained operating apartment communities. See Note C – Investments in Unconsolidated Entities for detailed information on the net gain on disposition of interest in unconsolidated entities related to the five operating apartment communities exchanged.
University Park at MIT
In June 2015, the Company completed the share purchase and redemption agreement with its partner to acquire the partner’s 49% equity ownership interest in seven life science office properties and two parking facilities at University Park at MIT, a mixed-use life science office campus in Cambridge, Massachusetts (“MIT Assets”). The Company used $386,156,000 of the net proceeds from the May 2015 equity offering to finance this acquisition. See Note K – Capital Stock for information on the equity offering.

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Prior to the acquisition, the Company owned 51% and had accounted for the MIT Assets using the equity method of accounting. Subsequent to the transaction, the Company owns 100% of these assets and has concluded it appropriate to consolidate the assets. As a result, the Company remeasured its equity interests, as required by the accounting guidance, at fair value (based upon the income approach using current rents and market cap rates and discount rates) and recorded a net gain on change in control of interests as noted above.
The fair value of the acquisition was allocated as follows. All amounts are presented in thousands.

Real Estate, net	$1,121,786
Restricted cash	17,235
Notes and accounts receivable, net	1,801
Other assets (1)	103,804
1,244,626
Mortgage debt and notes payable, nonrecourse	(363,147)
Accounts payable, accrued expenses and other liabilities (2)	(94,214)
Net assets acquired	$787,265

Net gain on change in control of interests	$463,643
Carrying value of previously held equity interests	(62,534)
Fair value of previously held equity interests (3)	401,109
Cash paid	386,156
Total	$787,265

(1)	Primarily consists of $78,000 of in-place leases and $20,000 of below-market ground leases with weighted-average lives at the time of acquisition of 3.6 years and 60 years, respectively.

(2)	Primarily consists of $49,000 of below-market tenant leases and $24,000 of above-market ground leases with weighted-average lives at the time of acquisition of 3.6 years and 58 years, respectively.

(3)
The significant assumptions used to value the previously held equity interests in the MIT Assets were determined to be Level 3 inputs. The weighted-average discount rate applied to cash flows and the weighted-average terminal capitalization rate were 7.0% and 6.0%, respectively.

Bayside Village
In December 2014, the Company and its existing partner which owns Bayside Village entered into an amendment to its partnership agreement whereby the rights to manage and control the day-to-day activities were transferred to the Company. The amendment was done to accommodate the request of the Company’s current partner, who was in the process of donating its entire ownership interest to an unrelated third party passive investor. Prior to this agreement, the Company owned 50% and had accounted for the property under the equity method of accounting, as the Company’s partner managed the operations of the property and there was joint control of the key decisions. The property is adequately capitalized and does not contain the characteristics of a VIE. Based on the lack of substantive participating rights held by the new outside partner, the Company concluded it appropriate to fully consolidate the entity. The Company remeasured its equity interest in the property, as required by the accounting guidance, at fair value (based upon the income approach using current rents and market discount rates) and recorded a net gain on change in control of interests of $191,199,000 during the year ended December 31, 2014. The consolidation resulted in increases to the December 31, 2014 Consolidated Balance Sheet of $436,700,000 to real estate, net, $44,300,000 to investments in and advances to unconsolidated entities, $5,300,000 to other assets, $126,900,000 to mortgage debt and notes payable, nonrecourse and $168,252,000 to noncontrolling interest.
Boulevard Mall
In December 2014, the Company acquired its partner’s 50% equity ownership interest in Boulevard Mall for $9,000,000. The purchase price, in the form of a note payable, is due no later than February 2017, was recorded at its estimated net present value. Prior to the acquisition, the Company owned 50% and had accounted for the property under the equity method of accounting. The Company now owns 100% of the property and has concluded it appropriate to consolidate the asset. The Company remeasured its equity interest in the property, as required by the accounting guidance, at fair value (based upon the income approach using current rents and market discount rates) and recorded a net gain on change in control of interests of $36,702,000 during the year ended December 31, 2014. The consolidation resulted in increases to the Consolidated Balance Sheet of $106,300,000 to real estate, net, $26,200,000 to investments in and advances to unconsolidated entities, $17,000,000 to other assets and $100,800,000 to mortgage debt and notes payable, nonrecourse.

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Pro Forma Information
The following unaudited supplemental pro forma operating data is presented for the years ended December 31, 2015 and 2014, and the 11 months ended December 31, 2013, as if the step acquisition related to the MIT Assets was effective on January 1, 2014 and the step acquisitions related to Bayside Village and Boulevard Mall were effective February 1, 2013. The gain on change in control of interests related to this acquisition was adjusted to the assumed acquisition date. The unaudited supplemental pro forma operating data is not necessarily indicative of what the Company’s actual results of operations would have been assuming the transactions had been effective as set forth above, nor do they purport to represent the Company’s results of operations for future periods. The qualitative and quantitative effect to the pro forma operating data related to the remaining acquisitions described in the table above was not material.

		Pro Forma Adjustments
	As Reported Year Ended December 31, 2015	Remove: Net Gain on Change in Control of Interests (1)	Pro Forma Adjustments (3)	Pro Forma Year Ended December 31, 2015
	(in thousands, except per share data)
Revenues	$978,231	$—	$43,742	$1,021,973
Earnings from continuing operations	$544,810	$(283,828)	$(15,211)	$245,771
Net earnings attributable to common shareholders	$496,042	$(283,828)	$(15,211)	$197,003

Weighted average shares outstanding - Basic	237,559,598			237,559,598
Net earnings attributable to common shareholders - Basic	$2.05			$0.81

Weighted average shares outstanding - Diluted	250,848,286			250,848,286
Net earnings attributable to common shareholders - Diluted	$1.97			$0.80

		Pro Forma Adjustments
	As Reported Year Ended December 31, 2014	Add/Remove: Net Gain on Change in Control of Interests (1) (2)	Pro Forma Adjustments (3)	Pro Forma Year Ended December 31, 2014
	(in thousands, except per share data)
Revenues	$849,357	$—	$129,095	$978,452
Earnings (loss) from continuing operations	$(4,242)	$144,314	$(41,122)	$98,950
Net earnings (loss) attributable to common shareholders	$(7,595)	$144,314	$(44,753)	$91,966

Weighted average shares outstanding - Basic	198,480,783			198,480,783
Net earnings (loss) attributable to common shareholders - Basic	$(0.04)			$0.45

Weighted average shares outstanding - Diluted	198,480,783			202,737,337
Net earnings (loss) attributable to common shareholders - Diluted	$(0.04)			$0.45

		Pro Forma Adjustments
	As Reported 11 Months Ended December 31, 2013	Add: Net Gain on Change in Control of Interests (2)	Pro Forma Adjustments (3)	Pro Forma 11 Months Ended December 31, 2013
	(in thousands, except per share data)
Revenues	$893,740	$—	$39,819	$933,559
Earnings (loss) from continuing operations	$(20,237)	$139,514	$(10,801)	$108,476
Net earnings (loss) attributable to common shareholders	$(5,492)	$139,514	$(10,625)	$123,397

Weighted average shares outstanding - Basic	193,465,572			193,465,572
Net earnings (loss) attributable to common shareholders - Basic	$(0.03)			$0.62

Weighted average shares outstanding - Diluted	194,031,292			220,548,773
Net earnings (loss) attributable to common shareholders - Diluted	$(0.03)			$0.60

(1)	Gain on change in control of interests related to MIT Assets of $463,643, net of tax of $179,815.

(2)	Gain on change in control of interests related to Bayside Village and Boulevard Mall of $227,901, net of tax of $88,387.

(3)
Represents additional depreciation and amortization expense related to the increased basis of real estate and intangible assets, plus pro forma earnings of the current ownership interests, less actual equity in earnings related to the Company’s prior ownership for the periods presented.

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

V . Gain (Loss) on Extinguishment of Debt
For the years ended December 31, 2015 and 2014, and the 11 months ended December 31, 2013, the Company recorded $(65,086,000), $(1,179,000) and $4,549,000, respectively, as gain (loss) on extinguishment of debt.
The loss on extinguishment of debt recorded for 2015 primarily relates to the February, March and July 2015 separate, privately negotiated exchange transactions involving a portion of the Company’s 2016, 2018 and 2020 Senior Notes. See Note G – Convertible Senior Debt for detailed information on the non-tax deductible loss on extinguishment of debt.
The amount for 2013 primarily relates to a $24,669,000 gain on the extinguishment of nonrecourse mortgage debt at Ten MetroTech Center partially offset by a $13,077,000 loss on the redemptions of the Senior Notes due 2034 and 2017 and a $4,762,000 loss on the exchange of the 2014 Senior Notes for Class A common stock.

W. Income Taxes
On January 13, 2015, the Company announced its Board of Directors approved a plan to pursue conversion to REIT status. The Company has filed for the prior taxable years, and for its taxable year ended December 31, 2015 will file, a consolidated United States federal tax return, which includes all of its wholly owned subsidiaries. For its taxable year ending December 31, 2016, the Company intends to file as a REIT, which it will accomplish by filing the 2016 Form 1120-REIT with the Internal Revenue Service on or before September 15, 2017. The Company’s TRSs will file as C corporations. The Company also files individual separate income tax returns in various states. During the three months ended December 31, 2015, the Company completed the necessary preparatory work, receipt of necessary third party consents and necessary approvals, including shareholders approvals, such that the Company believes it has been organized and operates in a manner that enables it to qualify, and intends to operate in a manner that will allow it to continue to qualify, as a REIT for federal income tax purposes. As a result, the income tax provision for the year ended December 31, 2015 includes a $588,607,000 deferred tax benefit from de-recognizing the deferred tax assets and liabilities associated with the entities included in the REIT and adjusting the valuation allowance to the reserve required on the TRS deferred tax assets.
As a REIT, the Company will generally be allowed a deduction for dividends that it pays, and therefore, will not be subject to United States federal corporate income tax on its taxable income that is currently distributed to shareholders. The Company may be subject to certain state gross income and franchise taxes, as well as taxes on any undistributed income and federal and state corporate taxes on any income earned by its TRSs. In addition, the Company could be subject to corporate income taxes related to assets held by the REIT which are sold during the 5 year period following the date of conversion, to the extent such sold assets had a built-in gain on the date of conversion.
The following table summarizes the income tax expense (benefit) related to continuing operations:

	Years Ended		11 Months Ended
	December 31, 2015	December 31, 2014	December 31, 2013
	(in thousands)
Current
Federal	$5,951	$4,830	$(88)
State	1,236	7,685	2,576
	7,187	12,515	2,488
Deferred
Federal	(483,776)	(29,323)	18,891
State	(104,510)	7,653	(458)
	(588,286)	(21,670)	18,433
Total income tax expense (benefit)	$(581,099)	$(9,155)	$20,921

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The effective tax rate for income taxes from continuing operations varies from the federal statutory rate of 35% due to the following items:

	Years Ended		11 Months Ended
	December 31, 2015	December 31, 2014	December 31, 2013
	(dollars in thousands)
Loss before income taxes	$(65,051)	$(103,486)	$(111,281)
Equity in earnings of unconsolidated entities, net of impairment	28,762	90,089	111,965
Less: Noncontrolling interests	(13,258)	(3,620)	54,832
Earnings (loss) from continuing operations, including noncontrolling interest, before income taxes	(49,547)	(17,017)	55,516
Income taxes computed at the statutory rate	(17,341)	(5,956)	19,431
Increase (decrease) in tax resulting from:
State taxes, net of federal benefit	2,207	8,643	(43)
State net operating loss, net of federal benefit	1,544	(3,899)	2,845
General business credits	(307)	(15,099)	(1,638)
Valuation allowance	(912)	5,658	(5,205)
Charitable contributions	1,127	2,135	3,356
Permanent adjustments	668	(859)	(18)
Conversion/Exchange of senior debt	20,501	—	1,667
Deferred tax adjustment due to REIT conversion	(688,233)	—	—
Valuation allowance adjustment due to REIT conversion	99,626	—	—
Other items	21	222	526
Total income tax expense (benefit)	$(581,099)	$(9,155)	$20,921
Effective tax rate	1,172.82%	53.80%	37.68%
The components of the deferred income tax expense (benefit) for continuing operations are as follows:
Excess of tax over financial statement depreciation and amortization	$2,097	$11,587	$(4,357)
Costs on land and rental properties under development expensed for tax purposes	13,520	2,919	4,818
Revenues and expenses recognized in different periods for tax and financial statement purposes	174,072	119,548	134,424
Difference between tax and financial statements related to unconsolidated entities	(24,474)	2,673	(5,246)
Impairment of real estate and land held for divestiture	(158,002)	(96,892)	(128,357)
Deferred state taxes, net of federal benefit	2,893	1,090	1,934
Utilization of (addition to) tax loss carryforward excluding effect of stock options	(8,566)	(54,272)	21,916
Valuation allowance	(912)	5,658	(5,205)
General business credits	(307)	(15,099)	(520)
Deferred tax adjustment due to REIT conversion	(688,233)	—	—
Valuation allowance adjustment due to REIT conversion	99,626	—	—
Alternative Minimum Tax credits	—	1,118	(974)
Deferred income tax expense (benefit)	$(588,286)	$(21,670)	$18,433
The following table summarizes the components of the deferred income tax asset/(liability):

	Temporary Differences		Deferred Tax
	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014
	(in thousands)
Depreciation	$(123,253)	$(539,977)	$(49,727)	$(209,419)
Capitalized costs	390,089	(765,081)	158,668	(296,721)
Tax loss carryforward	46,950	254,201	16,432	88,970
State loss carryforward, net of federal benefit	—	—	5,130	25,061
Valuation allowance	—	—	(152,449)	(53,735)
Federal tax credits and other carryforwards	—	—	446	69,619
Other comprehensive income	—	96,127	—	37,281
Basis in unconsolidated entities	34,151	(420,705)	13,707	(163,162)
Other	218,435	34,142	91,438	19,632
Total	$566,372	$(1,341,293)	$83,645	$(482,474)
Income taxes paid were $6,936,000, $6,469,000 and $5,541,000 for the years ended December 31, 2015 and 2014, and the 11 months ended December 31, 2013, respectively. At December 31, 2015, the TRS had a federal net operating loss carryforward of $46,950,000 available to use on its tax return expiring in the years ending December 31, 2029 through 2035, a charitable contribution deduction carryforward of $913,000 expiring in the years ending December 31, 2016 through 2019 and general business credit carryovers of $125,000 expiring in the years ending December 31, 2027 through 2035. At December 31, 2015, the Company had a federal net operating loss carryforward of $282,758,000 available to use on its REIT tax return expiring in the years ending December 31, 2029 through 2035.

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The Company’s policy is to consider a variety of tax-deferral strategies, including tax deferred exchanges, when evaluating its future tax position. The Company has a full valuation allowance against the deferred tax assets associated with the TRS; with the exception of anticipated 2016 losses on sales of assets owned in the TRS that are expected to be offset by the 2016 gains on sales of our interests in entities that develop and manage Military Housing and our equity interests in Barclays Center and the Nets, which are currently owned by the TRS. The valuation allowance exists because management believes it is more likely than not the Company will not realize these benefits.

	December 31, 2015	December 31, 2014
	(in thousands)
Deferred tax liabilities	$334,423	$1,668,655
Deferred tax assets	570,517	1,239,916
Less: valuation allowance	(152,449)	(53,735)
	418,068	1,186,181
Net deferred tax asset/(liability)	$83,645	$(482,474)
Accounting for Uncertainty in Income Taxes
Unrecognized tax benefits represent those tax benefits related to tax positions that have been taken or are expected to be taken in tax returns that are not recognized in the financial statements because management has either concluded it is not more likely than not the tax position will be sustained if audited by the appropriate taxing authority or the amount of the benefit will be less than the amount taken or expected to be taken in its income tax returns.
As of December 31, 2015 and 2014, the Company had unrecognized tax benefits of $478,000 and $804,000, respectively. The Company recognizes estimated interest payable on underpayments of income taxes and estimated penalties as components of income tax expense. As of December 31, 2015 and 2014, the Company had approximately $172,000 and $240,000, respectively, of accrued interest and penalties related to uncertain income tax positions. The Company recorded income tax expense (benefit) relating to interest and penalties on uncertain tax positions of $(68,000), $(59,000) and $135,000 for the years ended December 31, 2015 and 2014, and the 11 months ended December 31, 2013, respectively.
The Company files a consolidated United States federal income tax return. Where applicable, the Company files combined income tax returns in various states and it files individual separate income tax returns in other states. The Company’s federal consolidated income tax returns for the year ended January 31, 2013 and subsequent years are subject to examination by the IRS. Certain of the Company’s state returns for the years ended January 31, 2003 through January 31, 2012 and all state returns for the year ended January 31, 2013 and subsequent years are subject to examination by various taxing authorities.
A reconciliation of the total amounts of the Company’s unrecognized tax benefits, exclusive of interest and penalties, is depicted in the following table:

	Unrecognized Tax Benefit
	December 31, 2015	December 31, 2014
	(in thousands)
Beginning balance, January 1, 2015 and 2014	$804	$968
Settlements	(252)	(164)
Lapse of statutes of limitation	(74)	—
Unrecognized tax benefits balance at December 31, 2015 and 2014	$478	$804
The total amount of unrecognized tax benefits that would affect the Company’s effective tax rate, if recognized as of December 31, 2015 and 2014, is $311,000 and $523,000, respectively. Based upon the Company’s assessment of the outcome of examinations that are in progress, the settlement of liabilities, or as a result of the expiration of the statutes of limitation for certain jurisdictions, it is reasonably possible the related unrecognized tax benefits for tax positions taken regarding previously filed tax returns will change from those recorded at December 31, 2015. Due to the reasons above, the entire $478,000 of unrecognized benefits could decrease during the next twelve months.

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

X. Assets and Liabilities Held for Sale and Discontinued Operations
On January 29, 2016, the Company sold its 55% ownership interest in the Arena and 20% equity method ownership interest in the Nets, (collectively, the “Disposal Group”). The Disposal Group met the requirements to be classified as held for sale and qualifies to be reported as discontinued operations. Additionally, a development opportunity, comprised of land at 625 Fulton Avenue, in Brooklyn, New York, which the Company sold on January 13, 2016, met the requirements to be classified as held for sale. See Note AA – Subsequent Events for additional information on these transactions.
The following table summarizes the components of the assets and liabilities classified as held for sale as of December 31, 2015:

	December 31,
	2015	2014
	(in thousands)
Assets
Real Estate
Completed rental properties - Arena	$951,070	$940,029
Project under development - Land	9,265	—
Less accumulated depreciation	(109,462)	(75,354)
Real Estate, net	850,873	864,675
Cash and equivalents	28,043	35,850
Restricted cash	10,127	15,087
Notes and accounts receivable, net	20,021	10,521
Other assets	35,663	29,437
Total Assets	$944,727	$955,570
Liabilities
Mortgage debt and notes payable, nonrecourse	$457,745	$447,283
Accounts payable, accrued expenses and other liabilities	99,520	72,852
Cash distributions and losses in excess of investments in unconsolidated entities	13,682	—
Total Liabilities	$570,947	$520,135
The following table summarizes the rental properties included in discontinued operations:

Property/Asset	Location	Square Feet/ Number of Units (Unaudited)	Period Disposed	Year Ended 12/31/15	Year Ended 12/31/14	11 Months Ended 12/31/13
Barclays Center Arena and The Nets	Brooklyn, New York		Q1-2016	Yes	Yes	Yes
Commercial Group:
Promenade Bolingbrook	Bolingbrook, Illinois	771,000 square feet	Q2-2014	—	Yes	Yes
Quartermaster Plaza	Philadelphia, Pennsylvania	456,000 square feet	Q1-2014	—	Yes	Yes
Mesa del Sol - 5600 University SE	Albuquerque, New Mexico	87,000 square feet	Q1-2014	—	Yes	Yes
Orchard Town Center	Westminster, Colorado	603,000 square feet	Q4-2013	—	—	Yes
Colorado Studios	Denver, Colorado	75,000 square feet	Q3-2013	—	—	Yes
Higbee Building	Cleveland, Ohio	815,000 square feet	Q2-2013	—	—	Yes
Sheraton Station Square	Pittsburgh, Pennsylvania	399 rooms	Q2-2013	—	—	Yes
Seven triple net lease properties	Various	422,000 square feet	Various	—	—	Yes
Residential Group:
Millender Center	Detroit, Michigan	339 units	Q1-2013	—	—	Yes

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The following table summarizes the operating results related to discontinued operations:

	Years Ended		11 Months Ended
	December 31, 2015	December 31, 2014	December 31, 2013
	(in thousands)
Revenues	$138,154	$123,729	$168,625
Expenses
Operating expenses	97,021	79,122	108,040
Depreciation and amortization	34,554	35,286	46,140
Impairment of real estate	—	—	76,713
	131,575	114,408	230,893

Interest income	—	—	274
Gain on disposition of rental properties	—	28,100	41,831
Interest expense	(40,125)	(45,767)	(46,235)
Amortization of mortgage procurement costs	(664)	(762)	(1,105)
Loss on extinguishment of debt	—	(448)	(40)
Loss before income taxes	(34,210)	(9,556)	(67,543)
Income tax expense (benefit)	(22,498)	4,041	(19,792)
Loss from unconsolidated entities, gross of tax	(40,760)	(3,181)	(2,802)
Loss from discontinued operations	(52,472)	(16,778)	(50,553)
Noncontrolling interests
Gain on disposition of rental properties	—	58	5,960
Operating earnings (loss) from rental properties	(16,962)	(17,103)	(16,611)
	(16,962)	(17,045)	(10,651)
Earnings (loss) from discontinued operations attributable to Forest City Realty Trust, Inc.	$(35,510)	$267	$(39,902)
The following table summarizes the pre-tax gain (loss) on disposition of rental properties:

	Years Ended		11 Months Ended
	December 31, 2015	December 31, 2014	December 31, 2013
	(in thousands)
Quartermaster Plaza (Specialty Retail Center)	$—	$26,373	$—
Promenade Bolingbrook (Regional Mall)	—	1,276	—
Millender Center (Apartment Community)	—	—	21,660
Sheraton Station Square (Hotel)	—	—	18,096
Other	—	451	2,075
	$—	$28,100	$41,831

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Y. Earnings Per Share
The loss from continuing operations attributable to Forest City Realty Trust, Inc. for the year ended December 31, 2014 was allocated solely to holders of common stock as the participating security holders do not share in the losses.
The reconciliation of the basic and diluted EPS computations is shown in the following table:

	Years Ended		11 Months Ended
	December 31, 2015	December 31, 2014	December 31, 2013
Numerators (in thousands)
Earnings (loss) from continuing operations attributable to Forest City Realty Trust, Inc.	$531,552	$(7,862)	$34,595
Preferred dividends	—	—	(185)
Undistributed earnings allocated to participating securities	(10,410)	—	(1,004)
Earnings (loss) from continuing operations attributable to common shareholders - Basic	$521,142	$(7,862)	$33,406
Interest on convertible debt	6,606	—	—
Earnings (loss) from continuing operations attributable to common shareholders - Diluted	$527,748	$(7,862)	$33,406
Net earnings (loss) attributable to Forest City Realty Trust, Inc.	$496,042	$(7,595)	$(5,307)
Preferred dividends	—	—	(185)
Undistributed earnings allocated to participating securities	(9,715)	—	—
Net earnings (loss) attributable to common shareholders - Basic	$486,327	$(7,595)	$(5,492)
Interest on convertible debt	6,606	—	—
Net earnings (loss) attributable to common shareholders - Diluted	$492,933	$(7,595)	$(5,492)
Denominators
Weighted average shares outstanding - Basic	237,559,598	198,480,783	193,465,572
Effect of stock options and performance shares	1,342,524	—	565,720
Effect of convertible debt	11,946,164	—	—
Weighted average shares outstanding - Diluted (1)	250,848,286	198,480,783	194,031,292
Earnings Per Share
Earnings (loss) from continuing operations attributable to common shareholders - Basic	$2.19	$(0.04)	$0.17
Earnings (loss) from continuing operations attributable to common shareholders - Diluted	$2.10	$(0.04)	$0.17
Net earnings (loss) attributable to common shareholders - Basic	$2.05	$(0.04)	$(0.03)
Net earnings (loss) attributable to common shareholders - Diluted	$1.97	$(0.04)	$(0.03)

(1)
Incremental shares from restricted stock and convertible securities aggregating 9,706,419 and 34,866,026 for the year ended December 31, 2015 and 11 months ended December 31, 2013, respectively, were not included in the computation of diluted EPS because their effect is anti-dilutive. Incremental shares from dilutive options, restricted stock and convertible securities aggregating 37,146,769 for the year ended December 31, 2014 were not included in the computation of diluted EPS because their effect is anti-dilutive due to loss from continuing operations. Weighted-average options, restricted stock and performance shares of 2,392,982, 3,483,885 and 3,601,719 for the years ended December 31, 2015 and 2014, and the 11 months ended December 31, 2013, respectively, were not included in the computation of diluted EPS because their effect is anti-dilutive under the treasury stock method.

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Z. Segment Information
The following tables summarize financial data for the Company’s reportable operating segments. All amounts are presented in thousands.

	December 31, 2015	December 31, 2014
	Identifiable Assets
Commercial Group	$4,989,200	$4,210,714
Residential Group	3,609,438	3,172,188
Arena	943,147	955,570
Land Development Group	240,204	250,833
Corporate Activities	211,020	225,635
	$9,993,009	$8,814,940

	Years Ended		11 Months Ended	Years Ended		11 Months Ended
	December 31, 2015	December 31, 2014	December 31, 2013	December 31, 2015	December 31, 2014	December 31, 2013
	Revenues			Operating Expenses
Commercial Group	$587,020	$517,487	$593,714	$315,250	$300,123	$334,996
Residential Group	312,954	256,009	249,677	181,009	174,472	179,405
Land Development Group	78,257	75,861	50,349	32,594	32,486	33,737
Corporate Activities	—	—	—	96,499	51,116	45,021
	$978,231	$849,357	$893,740	$625,352	$558,197	$593,159

	Depreciation and Amortization			Interest and Other Income
Commercial Group	$163,272	$124,821	$181,697	$7,113	$7,929	$18,078
Residential Group	86,503	68,089	55,031	13,596	21,081	21,742
Land Development Group	568	359	364	16,814	13,597	12,218
Corporate Activities	2,582	2,898	2,731	216	173	245
	$252,925	$196,167	$239,823	$37,739	$42,780	$52,283

	Interest Expense			Capital Expenditures
Commercial Group	$118,797	$129,515	$168,056	$171,771	$119,343	$159,069
Residential Group	15,823	28,108	32,409	364,578	269,514	245,647
Land Development Group	(1,143)	(1,090)	(320)	15	37	819
Corporate Activities	23,689	37,643	50,677	205	15	232
	$157,166	$194,176	$250,822	$536,569	$388,909	$405,767
The Company uses Funds From Operations (“FFO”) to report its operating results. FFO, a non-GAAP measure as defined by the National Association of Real Estate Investment Trusts (“NAREIT”), is a measure of performance used by publicly traded REITs. Although the Company did not operate as a REIT for the periods presented, management believes it is important to publish this measure to allow for easier comparison of its performance to its peers. FFO is defined by NAREIT as net earnings excluding the following items at the Company’s proportional share: i) gain (loss) on disposition of rental properties, divisions and other investments (net of tax); ii) non-cash charges for real estate depreciation and amortization; iii) impairment of depreciable real estate (net of tax); and iv) cumulative or retrospective effect of change in accounting principle (net of tax).
In connection with our conversion to REIT status, the Company was required to reverse its net deferred tax liabilities related to the Company’s subsidiaries that will be held as qualified REIT investments of $588,607,000 during the three months ended December 31, 2015, which the Company has excluded from its December 31, 2015 FFO calculation. See Note W – Income Taxes for additional information.
The Company believes that, although its business has many facets such as development, acquisitions, disposals, and property management, the core of its business is the recurring operations of its portfolio of real estate assets. The Company’s Chief Executive Officer, the chief operating decision maker, uses FFO, as presented, to assess performance of the Company’s real estate assets by reportable operating segment because it provides information on the financial performance of the core real estate portfolio operations. FFO measures the profitability of a real estate segment’s operations of collecting rent, paying operating expenses and servicing its debt.

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The reconciliations of net earnings (loss) to FFO by segment are shown in the following tables. All amounts are presented in thousands.

Year Ended December 31, 2015	Commercial Group	Residential Group	Arena	Land Development Group	Corporate Activities	Total
Net earnings (loss) attributable to Forest City Realty Trust, Inc.	$24,832	$50,899	$(17,248)	$55,850	$381,709	$496,042
Depreciation and amortization – Real Estate Groups	214,339	102,900	—	462	—	317,701
Net gain on disposition of full interest in rental properties	(1,746)	—	—	—	—	(1,746)
Gain on disposition of unconsolidated entities	(1,009)	(19,284)	—	—	—	(20,293)
Impairment of consolidated depreciable real estate	426,704	8,423	—	—	—	435,127
Impairment of unconsolidated depreciable real estate	—	12,460	—	—	—	12,460
Discontinued operations:
Depreciation and amortization – Real Estate Groups	—	—	20,039	—	—	20,039
Income tax expense (benefit) on non-FFO:
Gain on disposition of rental properties	—	—	—	—	8,549	8,549
Impairment of depreciable real estate	—	—	—	—	(173,590)	(173,590)
One-time adjustment to deferred taxes related to REIT conversion	—	—	—	—	(588,607)	(588,607)
FFO attributable to Forest City Realty Trust, Inc.	$663,120	$155,398	$2,791	$56,312	$(371,939)	$505,682
Year Ended December 31, 2014
Net earnings (loss) attributable to Forest City Realty Trust, Inc.	$(67,682)	$115,833	$(17,555)	$51,360	$(89,551)	$(7,595)
Depreciation and amortization – Real Estate Groups	178,169	97,173	—	159	—	275,501
Net gain on disposition of full or partial interest in rental properties	(7,241)	(23,013)	—	—	—	(30,254)
Gain on disposition of unconsolidated entities	(25,279)	(27,142)	—	—	—	(52,421)
Impairment of consolidated depreciable real estate	129,059	146,039	—	—	—	275,098
Impairment of unconsolidated depreciable real estate	3,124	—	—	—	—	3,124
Discontinued operations:
Depreciation and amortization – Real Estate Groups	986	—	19,895	—	—	20,881
Gain on disposition of rental properties	(28,042)	—	—	—	—	(28,042)
Income tax expense (benefit) on non-FFO:
Gain on disposition of rental properties	—	—	—	—	44,988	44,988
Impairment of depreciable real estate	—	—	—	—	(106,691)	(106,691)
FFO attributable to Forest City Realty Trust, Inc.	$183,094	$308,890	$2,340	$51,519	$(151,254)	$394,589
11 Months Ended December 31, 2013
Net earnings (loss) attributable to common shareholders	$84,294	$31,220	$(19,514)	$18,915	$(120,407)	$(5,492)
Preferred dividends	—	—	—	—	185	185
Net earnings (loss) attributable to Forest City Realty Trust, Inc.	$84,294	$31,220	$(19,514)	$18,915	$(120,222)	$(5,307)
Depreciation and amortization – Real Estate Groups	220,135	83,154	—	258	—	303,547
Net gain on disposition of partial interests in rental properties	(496,092)	—	—	—	—	(496,092)
Gain on disposition of unconsolidated entities	(68,430)	—	—	—	—	(68,430)
Impairment of consolidated depreciable real estate	17,474	1,185	—	—	—	18,659
Discontinued operations:
Depreciation and amortization – Real Estate Groups	12,766	165	19,119	—	—	32,050
Gain on disposition of rental properties	(19,843)	(16,028)	—	—	—	(35,871)
Impairment of consolidated depreciable real estate	76,713	—	—	—	—	76,713
Income tax expense (benefit) on non-FFO:
Gain on disposition of rental properties	—	—	—	—	233,980	233,980
Impairment of depreciable real estate	—	—	—	—	(36,988)	(36,988)
FFO attributable to Forest City Realty Trust, Inc.	$(172,983)	$99,696	$(395)	$19,173	$76,770	$22,261

AA. Subsequent Events
Barclays Center and The Nets
On January 29, 2016, the Company completed the sale of Barclays Center and the Nets. The sales price for our equity interest in Barclays Center was $162,600,000, generating cash proceeds of $70,000,000 ($54,000,000, net of estimated transaction costs) and a note receivable of $92,600,000, which bears interest at 4.50% per annum payable semi-annually and matures in 2019. In addition, the buyer assumed the debt that amounted to $457,745,000 on our Consolidated Balance Sheet at December 31, 2015. The sales price for our equity interest in the Nets was $125,100,000 payable entirely in the form of a note receivable, which bears interest at 4.50% per annum payable at maturity and matures in 2021.
Westchester’s Ridge Hill
On January 29, 2016, the Company entered into a joint venture agreement with outside partners, affiliated entities of QIC, one of the largest institutional investment managers in Australia. The outside partner invested in and received 51% of our equity interests in Westchester’s Ridge Hill, a formerly wholly owned regional mall in Yonkers, New York. The Company received net cash proceeds of approximately $83,000,000 along with the buyer assuming debt of $169,369,000, representing 51% of the nonrecourse mortgage debt of the property.

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Military Housing
On February 22, 2016, the Company completed the sale of our interests in entities that develop and manage military family housing. The sale generated net cash proceeds of approximately $200,000,000.
625 Fulton Avenue
On January 13, 2016, the Company completed the sale of 625 Fulton Avenue, a development site in Brooklyn, New York adjacent to our DKLB BKLN apartment community. The sale generated net cash proceeds of $152,000,000, of which the remaining $58,000,000 is expected to be received in April 2016.

Forest City Realty Trust, Inc. and Subsidiaries
Quarterly Consolidated Financial Data (Unaudited)

Revenues and earnings (loss) before income taxes have been reclassified for consolidated operating properties disposed of and included in discontinued operations.

	Quarter Ended
	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
	(in thousands, except per share data)
Revenues	$272,830	$264,420	$232,719	$208,262
Earnings (loss) before income taxes	$(43,172)	$(442,461)	$476,048	$(55,466)
Net earnings (loss) attributable to common shareholders (1)	$548,714	$(302,219)	$303,756	$(54,209)
Basic net earnings (loss) attributable to common shareholders per common share (2)	$2.10	$(1.18)	$1.27	$(0.27)
Diluted net earnings (loss) attributable to common shareholders per common share (2)	$2.00	$(1.18)	$1.18	$(0.27)

	Quarter Ended
	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
	(in thousands, except per share data)
Revenues	$220,408	$209,704	$205,065	$214,180
Earnings (loss) before income taxes	$94,197	$(12,075)	$(164,472)	$(21,136)
Net earnings (loss) attributable to common shareholders	$69,191	$686	$(92,992)	$15,520
Basic net earnings (loss) attributable to common shareholders per common share(2)	$0.34	$—	$(0.47)	$0.08
Diluted net earnings (loss) attributable to common shareholders per common share(2)	$0.31	$—	$(0.47)	$0.08

(1)
Primary driver of net earnings attributable to common shareholders for the quarter ended December 31, 2015 relates to the reversal of our net deferred tax liability related to our subsidiaries that will be held as qualified REIT investments. See W – Income Taxes in the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for additional information.

(2)
The Company’s restricted stock is considered a participating security pursuant to the two-class method for computing basic earnings per share (“EPS”). The 2006 Units are considered convertible participating securities as they are entitled to participate in any dividends paid to the Company’s common shareholders. The 2006 Units are included in the computation of basic EPS using the two-class method and are included in the computation of diluted EPS using the if-converted method. Basic EPS is computed by dividing net earnings less the allocable undistributed earnings of all participating securities by the weighted average number of common shares outstanding during the period. Diluted EPS includes the effect of applying the if-converted method to the 2006 Units, convertible debt securities, convertible preferred stock and the potential dilutive effect of the Company’s stock plan by adjusting the denominator using the treasury stock method. The sum of the four quarters’ EPS may not equal the annual EPS due to the weighting of stock and option activity occurring during the year and the exclusion of dilutive securities from the computation during loss periods.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
DISCLOSURE CONTROLS
The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or furnishes under the Securities Exchange Act of 1934 (“Securities Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this annual report, an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act, was carried out under the supervision and with the participation of the Company’s management, which includes the CEO and CFO. Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2015.
In connection with the rules, the Company continues to review and document its disclosure controls and procedures, including the Company’s internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and ensuring that the Company’s systems evolve with the business.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of the President and CEO and CFO, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

(1)	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions involving our assets;

(2)
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

(3)
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Our management has used the framework set forth in the report entitled “Internal Control – Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013 to evaluate the effectiveness of our internal control over financial reporting. Based on our evaluation under the framework in “Internal Control – Integrated Framework,” our management has concluded that our internal control over financial reporting was effective as of December 31, 2015.
The effectiveness of our internal control over financial reporting as of December 31, 2015 has been audited by our independent registered public accounting firm, PricewaterhouseCoopers LLP, as stated in their report, which appears on page 84 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting
In connection with the evaluation required by Rule 13a-15(d) under the Securities Exchange Act, the Company’s management, including the CEO and CFO, concluded that there were no changes in the Company’s internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act, that occurred during the Company’s most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Respectfully,

/s/ David J. LaRue
David J. LaRue President and Chief Executive Officer

/s/ Robert G. O’Brien
Robert G. O’Brien Executive Vice President and Chief Financial Officer

Item 9B. Other Information
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

(a)
Information about our Directors will be contained in the “Election of Directors” section of the definitive proxy statement, to be filed in connection with the annual meeting of shareholders to be held on May 25, 2016, and is incorporated herein by reference.

(b)	Pursuant to General Instruction G of Form 10-K and Item 401(b) of Regulation S-K, information about Executive Officers of the Company is reported in Part I of this Form 10-K.

(c)
The disclosure of delinquent filers, if any, under Section 16(a) of the Securities Exchange Act of 1934 will be contained in the “Section 16(a) Beneficial Ownership Reporting/Compliance” section of the definitive proxy statement, to be filed in connection with the annual meeting of shareholders to be held on May 25, 2016, and is incorporated herein by reference.

The Company has a separately-designated standing audit committee. Information about the Company’s audit committee and the audit committee financial expert will be contained in the “Meetings and Committees of the Board of Directors” section of the definitive proxy statement, to be filed in connection with the annual meeting of shareholders to be held on May 25, 2016, and is incorporated herein by reference.
The Company’s Code of Legal and Ethical Conduct can be found on the Company’s website at www.forestcity.net under “Investors -Corporate Governance” and is also available in print, free of charge, to any shareholder upon written request addressed to Corporate Secretary, Forest City Realty Trust, Inc., Suite 1360, 50 Public Square, Cleveland, Ohio 44113. Additional information about the Company’s Code of Legal and Ethical Conduct will be contained in the “Corporate Governance” section of the definitive proxy statement, to be filed in connection with the annual meeting of shareholders to be held on May 25, 2016, and is incorporated herein by reference. The Company intends to disclose on its website any amendment to, or waiver of, any provision of this code applicable to its directors and executive officers that would otherwise be required to be disclosed under the rules of the SEC or New York Stock Exchange.

Item 11. Executive Compensation
The information required by this item will be contained in the “Director Compensation,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Discussion & Analysis,” “Potential Payments Upon Termination or Change of Control” and “Executive Compensation Tables” sections of the definitive proxy statement, to be filed in connection with the annual meeting of shareholders to be held on May 25, 2016, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item will be contained in the “Election of Directors,” “Principal Security Holders” and “Equity Compensation Plan Information” sections of the definitive proxy statement, to be filed in connection with the annual meeting of shareholders to be held on May 25, 2016, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item will be contained in the “Corporate Governance – Independence Determinations” and “Certain Relationships and Related Transactions” sections of the definitive proxy statement, to be filed in connection with the annual meeting of shareholders to be held on May 25, 2016, and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services
The information required by this item will be contained in the “Independent Registered Public Accounting Firm Fees and Services” section of the definitive proxy statement, to be filed in connection with the annual meeting of shareholders to be held on May 25, 2016, and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statements Schedules

(a)	List of Documents filed as part of this report.

1.	Financial statements and supplementary data included in Part II, Item 8:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets – December 31, 2015 and 2014
Consolidated Statements of Operations for the years ended December 31, 2015 and 2014, and the 11 months ended December 31, 2013
Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2015 and 2014, and the 11 months ended December 31, 2013
Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2015 and 2014, and the 11 months ended December 31, 2013
Consolidated Statements of Cash Flows for the years ended December 31, 2015 and 2014, and the 11 months ended December 31, 2013
Notes to Consolidated Financial Statements
Supplementary Data – Quarterly Consolidated Financial Data (Unaudited)

2.	Financial statements and schedules required by Part II, Item 8 are included in Part IV, Item 15(c):

Page No.
Schedule II – Valuation and Qualifying Accounts for the years ended December 31, 2015 and 2014, and the 11 months ended December 31, 2013	152
Schedule III – Real Estate and Accumulated Depreciation at December 31, 2015 with reconciliations for the years ended December 31, 2015 and 2014, and the 11 months ended December 31, 2013	153
Schedules other than those listed above are omitted for the reason that they are not required or are not applicable, or the required information is shown in the consolidated financial statements or notes thereto. Columns omitted from schedules filed have been omitted because the information is not applicable.

3.	Exhibits – see (b) starting on next page.

(b)	Exhibits

Exhibit Number		Description of Document
2.1	-
Agreement and Plan of Merger, dated as of September 15, 2015, between Forest City Enterprises, Inc., Forest City Realty Trust, Inc., FCILP, LLC and FCE Merger Sub, Inc., incorporated by reference to Exhibit 2.1 to Forest City Enterprises, Inc.'s Form 8-K filed on September 15, 2015 (File No. 1-37671).

3.1	-
Articles of Amendment and Restatement of Forest City Realty Trust, Inc., dated December 7, 2015 and effective December 31, 2015, incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K12B filed on January 4, 2016 (File No. 1-37671).

3.2	-	Amended and Restated Bylaws of Forest City Realty Trust, Inc., incorporated by reference to Exhibit 3.3 to the Company’s Form 8-K12B filed on January 4, 2016 (File No. 1-37671).

3.3	-
Certificate of Merger, filed by Forest City Enterprises, Inc., effective as of December 31, 2015, incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K12B filed on January 4, 2016 (File No. 1-37671).

4.1	-
Form of Senior Indenture (open ended), including form of Senior Debt Securities, incorporated by reference to Exhibit 4.1 to Forest City Enterprises, Inc.’s Registration Statement on Form S-3, filed on December 9, 2014 (File No. 333-200825).

4.2	-
Indenture, dated as of July 9, 2011, between Forest City Enterprises, Inc., as issuer, and The Bank of New York Mellon Company Trust Company, N.A., as trustee, including, as Exhibit A thereto, the Form of 4.25% Convertible Senior Note due 2018, incorporated by reference to Exhibit 4.1 to Forest City Enterprises, Inc.’s Form 8-K filed on July 19, 2011 (File No. 1-4372).

4.2.1	-
First Supplemental Indenture, dated as of November 21, 2013, between Forest City Enterprises, Inc., as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to the issuer’s 4.25% Convertible Senior Notes due 2018, incorporated by reference to Exhibit 4.2 to Forest City Enterprises, Inc.’s Form 8-K filed on November 21, 2013 (File No. 1-4372).

4.2.2	-
Second Supplemental Indenture, dated as of November 20, 2015, among Forest City Realty Trust, Inc., as issuer, Forest City Enterprises, Inc., as the predecessor issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to the issuer’s 4.25% Convertible Senior Notes due 2018, incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed on November 23, 2015 (File No. 333-205607).

4.3	-
Indenture, dated July 19, 2013, between Forest City Enterprises, Inc., as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee, including as Exhibit A thereto, the Form of 3.625% Convertible Senior Note due 2020, incorporated by reference to Exhibit 4.1 to Forest City Enterprises, Inc.’s Form 8-K filed on July 19, 2013 (File No. 1-4372).

4.3.1	-
First Supplemental Indenture, dated as of November 20, 2015, among Forest City Realty Trust, Inc., as issuer, Forest City Enterprises, Inc., as the predecessor issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to the issuer’s 3.625% Convertible Senior Notes due 2020, incorporated by reference to Exhibit 4.3 to the Company’s Form 8-K filed on November 23, 2015 (File No. 333-205607).

9.1	-
Voting Agreement, dated November 8, 2006, by and among Forest City Enterprises, Inc., RMS Limited Partnership, Powell Partners, Limited, Joseph M. Shafran and Bruce C. Ratner, incorporated by reference to Exhibit 9.1 to Forest City Enterprises, Inc.’s Form 10-K for the year ended January 31, 2007 (File No. 1-4372).

+10.1	-
Forest City Enterprises, Inc. Supplemental Unfunded Deferred Compensation Plan for Executives, incorporated by reference to Exhibit 10.9 to Forest City Enterprises, Inc.’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

+10.2	-
Forest City Enterprises, Inc. Executive Short-Term Incentive Plan (As Amended and Restated), incorporated by reference to Exhibit 10.1 to Forest City Enterprises, Inc.’s Form 8-K filed on June 17, 2013 (File No. 1-4372).

+10.3	-
Forest City Enterprises, Inc. Executive Long-Term Incentive Plan (As Amended and Restated), incorporated by reference to Exhibit 10.2 to Forest City Enterprises, Inc.’s Form 8-K filed on June 17, 2013 (File No. 1-4372).

+10.4	-
Forest City Enterprises, Inc. Senior Management Short-Term Incentive Plan (As Amended and Restated), incorporated by reference to Exhibit 10.9 to Forest City Enterprises, Inc.’s Form 8-K filed on June 17, 2013 (File No. 1-4372).

+10.5	-
Forest City Enterprises, Inc. Senior Management Long-Term Incentive Plan (As Amended and Restated), incorporated by reference to Exhibit 10.10 to Forest City Enterprises, Inc.’s Form 8-K filed on June 17, 2013 (File No. 1-4372).

+10.6	-
Forest City Enterprises, Inc. Deferred Compensation Plan for Executives, effective as of January 1, 1999, incorporated by reference to Exhibit 10.43 to Forest City Enterprises, Inc.’s Form 10-K for the year ended January 31, 1999 (File No. 1-4372).

+10.6.1	-
First Amendment to the Forest City Enterprises, Inc. Deferred Compensation Plan for Executives, effective as of October 1, 1999, incorporated by reference to Exhibit 10.45 to Forest City Enterprises, Inc.’s Form 10-Q for the quarter ended April 30, 2005 (File No. 1-4372).

Exhibit Number		Description of Document
+10.6.2	-
Second Amendment to the Forest City Enterprises, Inc. Deferred Compensation Plan for Executives, effective as of December 31, 2004, incorporated by reference to Exhibit 10.46 to Forest City Enterprises, Inc.’s Form 10-Q for the quarter ended April 30, 2005 (File No. 1-4372).

+10.7	-
Forest City Enterprises, Inc. 2005 Deferred Compensation Plan for Executives (As Amended and Restated Effective January 1, 2008), incorporated by reference to Exhibit 10.21 to Forest City Enterprises, Inc.’s Form 10-K for the year ended January 31, 2008 (File No. 1-4372).

+10.7.1	-
First Amendment to Forest City Enterprises, Inc. 2005 Deferred Compensation Plan for Executives (As Amended and Restated Effective January 1, 2008), effective as of December 17, 2009, incorporated by reference to Exhibit 10.7 to Forest City Enterprises, Inc.’s Form 10-K for the year ended January 31, 2010 (File No. 1-4372).

+10.8	-
Forest City Enterprises, Inc. Unfunded Nonqualified Supplemental Retirement Plan for Executives (As Amended and Restated Effective January 1, 2008), incorporated by reference to Exhibit 10.59 to Forest City Enterprises, Inc.’s Form 10‑K for the year ended January 31, 2008 (File No. 1-4372).

+10.9	-
Forest City Enterprises, Inc. Deferred Compensation Plan for Nonemployee Directors, effective as of January 1, 1999, incorporated by reference to Exhibit 10.44 to Forest City Enterprises, Inc.’s Form 10-K for the year ended January 31, 1999 (File No. 1-4372).

+10.9.1	-
First Amendment to the Forest City Enterprises, Inc. Deferred Compensation Plan for Nonemployee Directors, effective October 1, 1999, incorporated by reference to Exhibit 4.6 to Forest City Enterprises, Inc.’s Registration Statement on Form S-8 (Registration No. 333-38912).

+10.9.2	-
Second Amendment to the Forest City Enterprises, Inc. Deferred Compensation Plan for Nonemployee Directors, effective March 10, 2000, incorporated by reference to Exhibit 4.7 to Forest City Enterprises, Inc.’s Registration Statement on Form S-8 (Registration No. 333-38912).

+10.9.3	-
Third Amendment to the Forest City Enterprises, Inc. Deferred Compensation Plan for Nonemployee Directors, effective March 12, 2004, incorporated by reference to Exhibit 10.39 to Forest City Enterprises, Inc.’s Form 10-Q for the quarter ended July 31, 2004 (File No. 1-4372).

+10.9.4	-
Fourth Amendment to the Forest City Enterprises, Inc. Deferred Compensation Plan for Nonemployee Directors, effective as of December 31, 2004, incorporated by reference to Exhibit 10.47 to Forest City Enterprises, Inc.’s Form 10-Q for the quarter ended April 30, 2005 (File No. 1-4372).

+10.9.5	-
Fifth Amendment to the Forest City Enterprises, Inc. Deferred Compensation Plan for Nonemployee Directors, effective as of March 26, 2008, incorporated by reference to Exhibit 10.60 to Forest City Enterprises, Inc.’s Form 10-K for the year ended January 31, 2008 (File No. 1-4372).

+10.9.6	-
Sixth Amendment to the Forest City Enterprises, Inc. Deferred Compensation Plan for Nonemployee Directors, effective as of December 17, 2009, incorporated by reference to Exhibit 10.14 to Forest City Enterprises, Inc.’s Form 10-K for the year ended January 31, 2010 (File No. 1-4372).

+10.10	-
Forest City Enterprises, Inc. 2005 Deferred Compensation Plan for Nonemployee Directors (As Amended and Restated effective January 1, 2008), incorporated by reference to Exhibit 10.60 to Forest City Enterprises, Inc.’s Form 10-Q for the quarter ended April 30, 2008 (File No. 1-4372).

+10.10.1	-
First Amendment to the Forest City Enterprises, Inc. 2005 Deferred Compensation Plan for Nonemployee Directors (As Amended and Restated effective January 1, 2008), effective December 17, 2009, incorporated by reference to Exhibit 10.16 to Forest City Enterprises, Inc.’s Form 10-K for the year ended January 31, 2010 (File No. 1-4372).

+10.11	-
Assignment and Assumption Agreement, effective as of 11:59 p.m. on December 31, 2015, by and between Forest City Enterprises, Inc. and the Company regarding the Company’s assumption of all equity compensation plans sponsored and maintained by Forest City Enterprises, Inc., incorporated by reference to Exhibit 10.9 to the Company’s Form 8-K filed on November 23, 2015 (File No. 333-205607).

+10.12	-
Assignment and Assumption Agreement, effective as of 11:59 p.m. on December 31, 2015, by and between Forest City Enterprises, Inc. and Forest City Employer, LLC regarding Forest City Employer, LLC’s assumption of nonqualified deferred compensation plans, cash-based incentive plans and 401(k) plan sponsored and maintained by Forest City Enterprises, Inc., incorporated by reference to Exhibit 10.10 to the Company’s Form 8-K filed on November 23, 2015 (File No. 333-205607).

+10.13	-	Forest City Realty Trust, Inc. 1994 Stock Plan, incorporated by reference to Exhibit 10.11 to the Company’s Form 8-K filed on November 23, 2015 (File No. 333-205607).

+10.14	-	Form of Stock Option Agreement, incorporated by reference to Exhibit 10.12 to the Company’s Form 8-K filed on November 23, 2015 (File No. 333-205607).

+10.15	-	Form of Restricted Stock Agreement, incorporated by reference to Exhibit 10.13 to the Company’s Form 8-K filed on November 23, 2015 (File No. 333-205607).

+10.16	-	Form of Performance Shares Agreement, incorporated by reference to Exhibit 10.14 to the Company’s Form 8-K filed on November 23, 2015 (File No. 333-205607).

Exhibit Number		Description of Document
+10.17	-	Forest City Employer, LLC Deferred Compensation Plan for Executives, incorporated by reference to Exhibit 10.18 to the Company’s Form 8-K filed on November 23, 2015 (File No. 333-205607).

+10.18	-	Forest City Employer, LLC 2005 Deferred Compensation Plan for Executives, incorporated by reference to Exhibit 10.19 to the Company’s Form 8-K filed on November 23, 2015 (File No. 333-205607).

+10.19	-	Forest City Employer, LLC Executive Short-Term Incentive Plan, incorporated by reference to Exhibit 10.21 to the Company’s Form 8-K filed on November 23, 2015 (File No. 333-205607).

+10.20	-	Forest City Employer, LLC Executive Long-Term Incentive Plan, incorporated by reference to Exhibit 10.22 to the Company’s Form 8-K filed on November 23, 2015 (File No. 333-205607).

+10.21	-	Forest City Employer, LLC Senior Management Short-Term Incentive Plan, incorporated by reference to Exhibit 10.23 to the Company’s Form 8-K filed on November 23, 2015 (File No. 333-205607).

+10.22	-	Forest City Employer, LLC Senior Management Long-Term Incentive Plan, incorporated by reference to Exhibit 10.24 to the Company’s Form 8-K filed on November 23, 2015 (File No. 333-205607).

+10.23	-
Forest City Employer, LLC Unfunded Nonqualified Supplemental Retirement Plan for Executives, incorporated by reference to Exhibit 10.20 to the Company’s Form 8-K filed on November 23, 2015 (File No. 333-205607).

*+10.24	-
Forest City Realty Trust, Inc. Amended and Restated Board of Directors Compensation Policy, effective September 26, 2013, and updated on January 1, 2016 to update the owner of the Policy to Forest City Realty Trust, Inc.

+10.25	-
Forest City Realty Trust, Inc. Deferred Compensation Plan for Nonemployee Directors, incorporated by reference to Exhibit 10.15 to the Company’s Form 8-K filed on November 23, 2015 (File No. 333-205607).

+10.26	-
Forest City Realty Trust, Inc. 2005 Deferred Compensation Plan for Nonemployee Directors, incorporated by reference to Exhibit 10.16 to the Company’s Form 8-K filed on November 23, 2015 (File No. 333-205607).

*+10.27	-	Form of Nonqualified Stock Option Agreement for Nonemployee Directors.

*+10.28	-	Form of Restricted Shares Agreement for Nonemployee Directors.

+10.29	-	Form of Indemnification Agreement, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on November 23, 2015 (File No. 333-205607).

+10.30	-
Employment Agreement, effective January 1, 2016, by and among David J. LaRue and Forest City Employer, LLC, incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on November 23, 2015 (File No. 333-205607).

+10.31	-
Agreement regarding death benefits, effective January 1, 2016, by and among David J. LaRue and Forest City Employer, LLC, incorporated by reference to Exhibit 10.7 to the Company’s Form 8-K filed on November 23, 2015 (File No. 333-205607).

+10.32	-
Employment Agreement, effective January 1, 2016, by and among Robert G. O’Brien and Forest City Employer, LLC, incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on November 23, 2015 (File No. 333-205607).

+10.33	-
Agreement regarding death benefits, effective January 1, 2016, by and among Robert G. O’Brien and Forest City Employer, LLC, incorporated by reference to Exhibit 10.8 to the Company’s Form 8-K filed on November 23, 2015 (File No. 333-205607).

*+10.34	-	Employment Agreement, effective January 1, 2016, by and among Charles A. Ratner and Forest City Employer, LLC.

+10.35	-
Employment Agreement, effective January 1, 2016, by and among James A. Ratner and Forest City Employer, LLC, incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K filed on November 23, 2015 (File No. 333-205607).

+10.36	-
Employment Agreement, effective January 1, 2016, by and among Ronald A. Ratner and Forest City Employer, LLC, incorporated by reference to Exhibit 10.6 to the Company’s Form 8-K filed on November 23, 2015 (File No. 333-205607).

*+10.37	-	Employment Agreement, effective January 1, 2016, by and among Bruce C. Ratner and Forest City Employer, LLC.

10.38	-
Master Contribution and Sale Agreement, dated as of August 10, 2006, by and among Forest City Enterprises, Inc., certain entities affiliated with Forest City Enterprises, Inc., Forest City Master Associates III, LLC, certain entities affiliated with Forest City Master Associates III, LLC, certain entities affiliated with Bruce C. Ratner and certain individuals affiliated with Bruce C. Ratner, incorporated by reference to Exhibit 10.37 to Forest City Enterprises, Inc.’s Form 10-Q for the quarter ended July 31, 2009 (File No. 1-4372). Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

10.39	-
Registration Rights Agreement by and among Forest City Enterprises, Inc. and the holders of BCR Units listed on Schedule A thereto dated November 8, 2006, incorporated by reference to Exhibit 10.1 to Forest City Enterprises, Inc.’s Registration Statement on Form S-3 filed on November 7, 2007 (Registration No. 333-147201).

Exhibit Number		Description of Document
10.40	-
Credit Agreement, dated as of November 17, 2015, by and among Forest City Enterprises, Inc., as Borrower, Bank of America, N.A., as Administrative Agent, Bank of America, N.A. and PNC Bank, National Association as Swing Line Lenders and L/C Issuers, PNC Bank, National Association as Syndication Agent, Citibank N.A., KeyBank National Association and The Bank of New York Mellon, as Co-Documentation Agents, and the various lenders party thereto, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on November 23, 2015 (File No. 333-205607).

*10.40.1
Joinder Agreement, dated as of January 4, 2016, made by Forest City Realty Trust Inc., as the New Guarantor, in favor of Bank of America, N.A., as administrative agent,  for the Lenders referred to in the Credit Agreement, dated as of November 17, 2015.

10.41	-
Form of Exchange Agreement, dated February 27, 2015, pertaining to 4.25% Convertible Senior Notes due 2018, incorporated by reference to Exhibit 10.1 to Forest City Enterprises, Inc.’s Form 8-K filed on February 27, 2015 (File No. 1-4372).

10.42	-
Form of Exchange Agreement, dated February 27, 2015, pertaining to 3.625% Convertible Senior Notes due 2020, incorporated by reference to Exhibit 10.2 to Forest City Enterprises, Inc.’s Form 8-K filed on February 27, 2015 (File No. 1-4372).

10.43	-
Form of Exchange Agreement, dated March 6, 2015, pertaining to 5.00% Convertible Senior Notes due 2016, incorporated by reference to Exhibit 10.1 to Forest City Enterprises, Inc.’s Form 8-K filed on March 6, 2015 (File No. 1-4372).

10.44	-
Form of Exchange Agreement, dated July 16, 2015, pertaining to 5.00% Convertible Senior Notes due 2016, incorporated by reference to Exhibit 10.1 to Forest City Enterprises, Inc.’s Form 8-K filed on July 16, 2015 (File No. 1-4372).

10.45	-
Form of Exchange Agreement, dated July 16, 2015, pertaining to 4.25% Convertible Senior Notes due 2018, incorporated by reference to Exhibit 10.2 to Forest City Enterprises, Inc.’s Form 8-K filed on July 16, 2015 (File No. 1-4372).

10.46	-
Form of Exchange Agreement, dated July 16, 2015, pertaining to 3.625% Convertible Senior Notes due 2020, incorporated by reference to Exhibit 10.3 Forest City Enterprises, Inc.’s Form 8-K filed on July 16, 2015 (File No. 1-4372).

*21	-	Subsidiaries of the Registrant.

*23.1	-	Consent of PricewaterhouseCoopers LLP.

*24	-	Powers of attorney.

*31.1	-	Principal Executive Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	-	Principal Financial Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**32.1	-	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101	-
The following financial information from Forest City Realty Trust, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) Consolidated Statements of Equity; (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

+	Management contract or compensatory arrangement.

*	Filed herewith.

**	Furnished herewith.

Item 15. Financial Statements Schedules

(c)	Financial Statements Schedules
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions	Balance at End of Period
	(in thousands)
Allowance for doubtful accounts and notes receivable
December 31, 2015	$10,771	$2,744	$4,490	$9,025
December 31, 2014	$15,141	$3,128	$7,498	$10,771
December 31, 2013	$25,858	$13,467	$24,184	$15,141
Valuation reserve on other investments
December 31, 2015	$5,320	$16	$—	$5,336
December 31, 2014	$5,312	$43	$35	$5,320
December 31, 2013	$5,277	$35	$—	$5,312
Valuation allowances for deferred tax assets
December 31, 2015 (1)	$53,735	$145,351	$46,637	$152,449
December 31, 2014	$48,077	$11,893	$6,235	$53,735
December 31, 2013	$53,282	$1,047	$6,252	$48,077
(1) See Note W – Income Taxes in the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for additional information.

(c) Financial Statements Schedules (continued)

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION
Forest City Realty Trust, Inc. and Subsidiaries
			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount at Which Carried at Close of December 31, 2015			Accumulated Depreciation at December 31, 2015 (C)	Date of Construction/ Acquisition	Range of Lives on Which Depreciation in Latest Income Statement is Computed
Name	Location	Amount of Encumbrance at December 31, 2015	Land and Improvements	Buildings and Improvements	Improvements and Carrying Costs	Land and Improvements	Buildings and Improvements	Total (A)(B)
Office		(in thousands)
Atlantic Terminal Office	Brooklyn, NY	$104,056	$—	$108,940	$4,550	$—	$113,490	$113,490	$25,887	2004	(1)
Ballston Common Office Center	Arlington, VA	—	7,301	45,964	6,829	7,301	52,793	60,094	12,568	2005	(1)
Commerce Court	Pittsburgh, PA	23,666	3,432	20,873	6,952	3,441	27,816	31,257	9,359	2007	(1)
Edgeworth Building	Richmond, VA	19,540	942	29,353	2,676	951	32,020	32,971	5,740	2006	(1)
Glen Forest Office Park	Richmond, VA	59,189	11,766	88,632	11,065	11,818	99,645	111,463	23,399	2007	(1)
Harlem Office	Manhattan, NY	—	—	31,672	8,422	—	40,094	40,094	9,069	2003	(1)
Illinois Science and Technology Park
- 4901 Searle	Skokie, IL	20,333	837	16,227	826	837	17,053	17,890	4,099	2006	(1)
- 4930 Oakton	Skokie, IL	—	670	1,842	1,701	869	3,344	4,213	791	2006	(1)
- 8025 Lamon	Skokie, IL	14,378	978	6,426	13,636	978	20,062	21,040	4,258	2006	(1)
- 8045 Lamon	Skokie, IL	17,817	3,301	21,198	20,014	2,761	41,752	44,513	8,856	2007	(1)
Johns Hopkins - 855 North Wolfe Street	Baltimore, MD	67,573	7,314	76,318	15,090	7,314	91,408	98,722	14,350	2008	(1)
Johns Hopkins Parking Garage	Baltimore, MD	—	1,600	26,185	875	1,488	27,172	28,660	1,660	2012	(1)
Mesa del Sol
Aperture Center	Albuquerque, NM	—	834	3,010	(28)	834	2,982	3,816	1,072	2008	(1)
Fidelity Investments	Albuquerque, NM	17,701	5,003	29,872	293	5,003	30,165	35,168	4,132	2008	(1)
Metrotech Campus
One MetroTech Center	Brooklyn, NY	—	—	212,153	73,310	23,543	261,920	285,463	120,214	1991	(1)
Two MetroTech Center	Brooklyn, NY	72,131	—	155,280	34,023	7,137	182,166	189,303	81,501	1990	(1)
Nine MetroTech Center	Brooklyn, NY	58,398	—	64,303	12,018	380	75,941	76,321	26,591	1997	(1)
Eleven MetroTech Center	Brooklyn, NY	61,000	—	41,290	17,047	6,270	52,067	58,337	26,113	1995	(1)
Twelve MetroTech Center	Brooklyn, NY	—	—	42,344	16,140	1,847	56,637	58,484	12,706	2004	(1)
Fifteen MetroTech Center	Brooklyn, NY	162,320	3,762	163,414	8,482	—	175,658	175,658	42,553	2003	(1)
New York Times	Manhattan, NY	640,000	91,737	375,931	140,107	141,479	466,296	607,775	76,876	2007	(1)
One Pierrepont Plaza	Brooklyn, NY	—	—	86,863	102,173	558	188,478	189,036	110,515	1988	(1)
Post Office Plaza	Cleveland, OH	14,108	—	57,213	15,638	—	72,851	72,851	43,011	1990	(1)
Terminal Tower	Cleveland, OH	—	—	29,422	47,592	—	77,014	77,014	60,925	1983	(1)
University of Pennsylvania	Philadelphia, PA	42,427	—	41,146	10,707	—	51,853	51,853	11,428	2004	(1)
University Park at MIT
26 Landsdowne Street	Cambridge, MA	28,554	90	79,470	—	90	79,470	79,560	1,893	1987	(1)
35 Landsdowne Street	Cambridge, MA	63,610	196	181,779	—	196	181,779	181,975	2,736	2002	(1)
40 Landsdowne Street	Cambridge, MA	65,980	236	192,897	—	236	192,897	193,133	2,924	2003	(1)
45/75 Sidney Street	Cambridge, MA	85,669	793	289,942	—	793	289,942	290,735	6,498	1999	(1)
64 Sidney Street	Cambridge, MA	50,641	50	110,850	—	50	110,850	110,900	2,567	1990	(1)
65 Landsdowne Street	Cambridge, MA	63,252	198	125,278	—	198	125,278	125,476	1,918	2001	(1)
88 Sidney Street	Cambridge, MA	37,521	274	145,426	—	274	145,426	145,700	2,752	2002	(1)
Miscellaneous Investments	Various	8,758	—	26,424	1,079	—	27,503	27,503	13,522	Various	(1)
Office Subtotal		$1,798,622	$141,314	$2,927,937	$571,217	$226,646	$3,413,822	$3,640,468	$772,483

(c) Financial Statements Schedules (continued)

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION
Forest City Realty Trust, Inc. and Subsidiaries
			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount at Which Carried at Close of December 31, 2015			Accumulated Depreciation at December 31, 2015 (C)	Date of Construction/ Acquisition	Range of Lives on Which Depreciation in Latest Income Statement is Computed
Name	Location	Amount of Encumbrance at December 31, 2015	Land and Improvements	Buildings and Improvements	Improvements and Carrying Costs	Land and Improvements	Buildings and Improvements	Total (A)(B)
Retail
Avenue at Tower City Center	Cleveland, OH	$—	$—	$174,726	$(44,552)	$192	$129,982	$130,174	$103,707	1990	(1)
Ballston Quarter (Ballston Common)	Arlington, VA	42,500	170	18,069	66,354	442	84,151	84,593	46,808	1986	(1)
Boulevard Mall	Amherst, NY	96,468	17,050	89,992	11,047	17,613	100,476	118,089	5,423	1996	(1)
Brooklyn Commons	Brooklyn, NY	19,519	—	23,794	1,289	19,618	5,465	25,083	1,833	2004	(1)
Shops at Atlantic Center Site V	Brooklyn, NY	—	—	3,238	1,485	1,047	3,676	4,723	1,418	1998	(1)
Shops at Northfield Stapleton	Denver, CO	—	4,830	80,687	90,892	25,276	151,133	176,409	37,529	2005	(1)
Shops at Wiregrass	Tampa, FL	83,545	28,842	109,587	5,275	26,255	117,449	143,704	25,980	2008	(1)
Station Square	Pittsburgh, PA	34,057	8,611	37,484	39,837	24,705	61,227	85,932	29,722	1994	(1)
The Yards
Boilermaker Shops	Washington, D.C.	12,089	529	12,468	4,895	527	17,365	17,892	1,101	2012	(1)
Lumber Shed	Washington, D.C.	10,000	306	12,820	1,049	306	13,869	14,175	756	2013	(1)
Tower City Parking	Cleveland, OH	—	2,317	11,789	16,908	2,048	28,966	31,014	13,580	1990	(1)
Westchester’s Ridge Hill	Yonkers, NY	332,096	236,692	661,705	(346,939)	160,389	391,069	551,458	98,885	2011	(1)
Miscellaneous Investments	Various	1,627	306	1,710	400	306	2,110	2,416	1,216	Various	(1)
Retail Subtotal		$631,901	$299,653	$1,238,069	$(152,060)	$278,724	$1,106,938	$1,385,662	$367,958

Arena
Barclays Center	Brooklyn, NY	$457,745	$—	$890,213	$60,857	$—	$951,070	$951,070	$109,462	2012	(1)

Apartments
100 (100 Landsdowne)	Cambridge, MA	$45,000	$728	$60,020	$852	$828	$60,772	$61,600	$15,540	2005	(1)
1111 Stratford	Stratford, CT	—	2,414	15,798	4,874	2,432	20,654	23,086	1,921	2013	(1)
1251 S. Michigan	Chicago, IL	9,500	97	13,978	1,306	106	15,275	15,381	3,473	2006	(1)
2175 Market Street	San Fransisco, CA	30,000	3,793	34,508	648	3,855	35,094	38,949	1,783	2014	(1)
500 Sterling Place	Brooklyn, NY	35,389	8,006	39,789	—	8,006	39,789	47,795	1,066	2015	(1)
91 Sidney	Cambridge, MA	28,336	213	42,276	539	217	42,811	43,028	2,450	2002	(1)
American Cigar Lofts	Richmond, VA	11,530	1,395	23,533	1,735	855	25,808	26,663	5,162	2000	(1)
Aster Conservatory Green	Denver, CO	36,000	1,325	13,125	33,335	1,599	46,186	47,785	3,753	2013	(1)
Aster Town Center North	Denver, CO	14,014	406	12,573	—	406	12,573	12,979	107	2015	(1)
Bayside Village	San Francisco, CA	126,896	153,894	282,807	1,564	153,576	284,689	438,265	8,197	1988	(1)
Botanica Eastbridge	Denver, CO	13,000	765	13,698	535	765	14,233	14,998	1,809	2012	(1)
Brookview Place	Dayton, OH	2,102	155	4,588	754	155	5,342	5,497	3,888	1979	(1)
Cameron Kinney Lofts	Richmond, VA	—	2,340	23,206	3,850	2,501	26,895	29,396	5,694	2007	(1)
Cedar Place	Lansing, MI	3,787	399	7,000	476	399	7,476	7,875	4,034	1974	(1)
Cherry Tree	Strongsville, OH	17,360	4,838	22,028	—	4,838	22,028	26,866	762	1996	(1)
Chestnut Lake	Strongsville, OH	—	5,494	16,466	—	5,494	16,466	21,960	463	1969	(1)
Consolidated-Carolina Lofts	Richmond, VA	20,937	1,028	30,425	2,042	1,042	32,453	33,495	8,532	2003	(1)
Cutter’s Ridge	Richmond, VA	—	389	4,356	(98)	400	4,247	4,647	1,255	2006	(1)

(c) Financial Statements Schedules (continued)

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION
Forest City Realty Trust, Inc. and Subsidiaries
			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount at Which Carried at Close of December 31, 2015			Accumulated Depreciation at December 31, 2015 (C)	Date of Construction/ Acquisition	Range of Lives on Which Depreciation in Latest Income Statement is Computed
Name	Location	Amount of Encumbrance at December 31, 2015	Land and Improvements	Buildings and Improvements	Improvements and Carrying Costs	Land and Improvements	Buildings and Improvements	Total (A)(B)
Apartments (continued)

Drake Tower	Philadelphia, PA	26,147	1,353	38,104	8,674	1,353	46,778	48,131	14,852	1998	(1)
Easthaven at the Village	Beachwood, OH	24,794	7,919	39,768	8,021	8,104	47,604	55,708	21,568	1994	(1)
Grand Lowry Lofts	Denver, CO	—	1,448	22,726	3,836	1,637	26,373	28,010	6,669	2000	(1)
Hamel Mill Lofts	Haverhill, MA	38,999	3,974	72,902	3,591	3,368	77,099	80,467	12,677	2008	(1)
Heritage	San Diego, CA	—	7,433	42,202	10,031	7,505	52,161	59,666	16,696	2002	(1)
Hummingbird Pointe Apartments	Parma, OH	5,890	330	5,059	17,798	1,364	21,823	23,187	10,328	1972	(1)
Independence Place I	Parma Heights, OH	4,011	210	6,671	1,366	229	8,018	8,247	4,410	1973	(1)
Independence Place II	Parma Heights, OH	3,480	498	3,931	5,294	766	8,957	9,723	2,370	2003	(1)
Kapolei Lofts	Kapolei, HI	40,601	9,205	32,515	—	9,205	32,515	41,720	428	2015	(1)
KBL	Cambridge, MA	15,600	716	23,645	5,278	719	28,920	29,639	16,817	1990	(1)
Knolls	Orange, CA	32,163	53	23,759	726	53	24,485	24,538	12,178	1995	(1)
Lofts 23	Cambridge, MA	5,884	221	17,026	353	315	17,285	17,600	4,977	2005	(1)
Lofts at 1835 Arch	Philadelphia, PA	38,291	2,076	27,430	12,978	2,082	40,402	42,484	11,993	2001	(1)
Lucky Strike Lofts	Richmond, VA	16,975	1,105	34,095	1,221	1,106	35,315	36,421	7,051	2008	(1)
Mercantile Place on Main	Dallas, TX	35,629	8,876	75,478	8,513	8,798	84,069	92,867	17,859	2008	(1)
Metro 417	Los Angeles, CA	46,970	8,545	67,326	5,665	8,547	72,989	81,536	16,655	2005	(1)
Midtown Towers	Parma, OH	12,732	1,215	11,091	13,111	1,309	24,108	25,417	10,822	1969	(1)
Museum Towers	Philadelphia, PA	30,138	3,474	18,158	4,091	1,331	24,392	25,723	10,062	1997	(1)
North Church Towers and Gardens	Parma Heights, OH	4,872	789	4,037	3,414	848	7,392	8,240	2,078	2009	(1)
One Franklin Town	Philadelphia, PA	36,520	1,658	31,489	10,423	1,854	41,716	43,570	21,444	1988	(1)
Pavilion	Chicago, IL	50,317	5,250	29,505	16,937	5,250	46,442	51,692	14,179	1992	(1)
Perrytown Place	Pittsburgh, PA	4,507	463	6,898	570	463	7,468	7,931	4,305	1973	(1)
Presidio Landmark	San Francisco, CA	42,790	2,060	92,687	5,264	2,068	97,943	100,011	16,224	2010	(1)
Queenswood	Corona, NY	28,729	321	39,243	1,284	327	40,521	40,848	18,910	1990	(1)
River Lofts at Ashton Mill	Cumberland, RI	16,695	2,885	33,844	12,601	3,247	46,083	49,330	11,252	2005	(1)
Sky55	Chicago, IL	68,388	3,965	80,930	4,037	4,016	84,916	88,932	22,047	2006	(1)
Stratford Crossings	Wadsworth, OH	17,661	2,813	27,357	—	2,813	27,357	30,170	875	2007	(1)
The Aster Town Center	Denver, CO	8,364	487	9,901	365	493	10,260	10,753	1,394	2012	(1)
The Continental	Dallas, TX	36,852	1,586	48,455	1,012	1,586	49,467	51,053	5,193	2013	(1)
The Met	Los Angeles, CA	38,900	4,420	36,557	10,297	4,500	46,774	51,274	24,347	1989	(1)
The Uptown	Oakland, CA	128,509	—	138,710	699	954	138,455	139,409	10,163	2013	(1)
The Wilson	Dallas, TX	12,776	2,217	16,565	3,954	1,937	20,799	22,736	4,579	2007	(1)
The Yards
Foundry Lofts	Washington, D.C.	44,323	2,086	52,806	6,772	2,096	59,568	61,664	6,659	2011	(1)
Twelve12	Washington, D.C.	72,356	5,444	106,509	2,158	5,479	108,632	114,111	4,751	2014	(1)
Town Center	Denver, CO	36,766	3,436	63,073	5,176	3,345	68,340	71,685	20,256	2004	(1)
Winchester Lofts	New Haven, CT	23,400	—	45,650	62	—	45,712	45,712	2,086	2014	(1)
Miscellaneous Investments	Various	7,910	60	47,522	(10,653)	63	36,866	36,929	15,835	Various	(1)
Apartments Subtotal		$1,452,790	$286,270	$2,133,798	$237,331	$286,604	$2,370,795	$2,657,399	$474,878

(c) Financial Statements Schedules (continued)

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION
Forest City Realty Trust, Inc. and Subsidiaries
			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount at Which Carried at Close of December 31, 2015			Accumulated Depreciation at December 31, 2015 (C)	Date of Construction/ Acquisition	Range of Lives on Which Depreciation in Latest Income Statement is Computed
Name	Location	Amount of Encumbrance at December 31, 2015	Land and Improvements	Buildings and Improvements	Improvements and Carrying Costs	Land and Improvements	Buildings and Improvements	Total (A)(B)
Land Inventory
Stapleton	Denver, CO	$—	$49,240	$—	$—	$49,240	$—	$49,240	$—	Various	N/A
Commercial Outlots	Various	—	20,078	—	—	20,078	—	20,078	—	Various	N/A
Land Inventory Subtotal		$—	$69,318	$—	$—	$69,318	$—	$69,318	$—

Corporate and Other Equipment
Corporate Office	Various	$—	$—	$10,542	$—	$—	$10,542	$10,542	$9,601	Various	(1)

Construction Projects
Office
1812 Ashland Ave	Baltimore, MD	28,167	—	35,701	—	—	35,701	35,701	—	Various	N/A
The Bridge at Cornell Tech	Roosevelt Island, NY	—	—	48,552	—	—	48,552	48,552	—	Various	N/A
Apartments
B2 BKLYN	Brooklyn, NY	—	—	129,850	—	—	129,850	129,850	—	Various	N/A
Blossom Plaza	Los Angeles, CA	9,692	—	65,831	—	—	65,831	65,831	—	Various	N/A
Broadway and Hill	Los Angeles, CA	—	27,129	33,463	—	27,129	33,463	60,592	—	Various	N/A
Eliot on 4th	Washington, D.C.	—	8,439	34,409	—	8,439	34,409	42,848	—	Various	N/A
Kapolei Lofts	Kapolei, HI	—	14,749	58,788	—	14,749	58,788	73,537	—	Various	N/A
Mint Town Center	Denver, CO	—	954	3,971	—	954	3,971	4,925	—	Various	N/A
Museum Towers II	Philadelphia, PA	—	—	46,124	—	—	46,124	46,124	—	Various	N/A
The Yards - Arris	Washington, D.C.	49,421	8,395	104,145	—	8,395	104,145	112,540	—	Various	N/A
The Yards - Marina	Washington, D.C.	—	—	1,490	—	—	1,490	1,490	—	Various	N/A
Miscellaneous Investments	Various	—	—	7,837	—	—	7,837	7,837	—	Various	N/A

Development Projects
Office
The Science + Technology Park at Johns Hopkins	Baltimore, MD	—	5,386	15,983	—	5,386	15,983	21,369	—	Various	N/A
Retail
Ballston Quarter Mall Redevelopment	Arlington, VA	—	13,237	11,551	—	13,237	11,551	24,788	—	Various	N/A
Mixed-use
5M	San Francisco, CA	—	455	24,718	—	455	24,718	25,173	—	Various	N/A
Pier 70	San Francisco, CA	—	—	19,605	—	—	19,605	19,605	—	Various	N/A
The Yards	Washington, D.C.	4,300	—	65,053	—	—	65,053	65,053	—	Various	N/A
Waterfront Station	Washington, D.C.	—	7,431	11,135	—	7,431	11,135	18,566	—	Various	N/A
Miscellaneous Investments	Various	28,557	26,173	68,329	—	26,173	68,329	94,502	—	Various	N/A
Construction and Development Subtotal		$120,137	$112,348	$786,535	$—	$112,348	$786,535	$898,883	$—

Total Real Estate		$4,461,195	$908,903	$7,987,094	$717,345	$973,640	$8,639,702	$9,613,342	$1,734,382

(A)	The aggregate cost at December 31, 2015 for federal income tax purposes was $8,283,343. For (B) and (C) refer to the following page.

(1)	Depreciation is computed based upon the following estimated useful lives:

Years
Building and improvements (other than Arena)	40 – 50
Arena	34.5
Equipment and fixtures	5 – 15
Tenant improvements	Shorter of useful life or applicable lease term

(c) Financial Statements Schedules (continued)

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION (continued)

		Years Ended		11 Months Ended
		December 31, 2015	December 31, 2014	December 31, 2013
		(in thousands)
(B)	Reconciliations of total real estate carrying value are as follows:
	Balance at beginning of period	$8,328,987	$8,475,571	$10,026,010
	Additions during period -
	Improvements	621,127	399,411	471,653
	Other additions, primarily as a result of change in accounting method of property	—	436,701	171,260
	Acquisitions	1,254,270	166,888	8,514
		1,875,397	1,003,000	651,427
	Deductions during period -
	Cost of real estate sold or retired	(105,927)	(302,181)	(439,130)
	Cost of real estate in connection with disposal of partial interests	—	(536,255)	(1,180,016)
	Other deductions, primarily due to impairments and as a result of change in accounting method of property	(485,115)	(311,148)	(582,720)
		(591,042)	(1,149,584)	(2,201,866)
	Balance at end of period	$9,613,342	$8,328,987	$8,475,571
(C)	Reconciliations of accumulated depreciation are as follows:
	Balance at beginning of period	$1,555,965	$1,469,328	$1,654,632
	Additions during period - Charged to profit or loss	241,654	206,041	255,824
	Net other additions (deductions) during period - Acquisitions, retirements, sales or disposals	(63,237)	(119,404)	(441,128)
	Balance at end of period	$1,734,382	$1,555,965	$1,469,328

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FOREST CITY REALTY TRUST, INC. (Registrant)

Date:	February 23, 2016	BY:	/s/ David J. LaRue
(David J. LaRue, President and Chief Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
*	Chairman of the Board and Director	February 23, 2016
(Charles A. Ratner)

/s/ David J. LaRue	President, Chief Executive Officer and Director (Principal Executive Officer)	February 23, 2016
(David J. LaRue)

/s/ Robert G. O’Brien	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 23, 2016
(Robert G. O’Brien)

/s/ Charles D. Obert	Senior Vice President, Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)	February 23, 2016
(Charles D. Obert)

*	Executive Vice President - Development and Director	February 23, 2016
(Ronald A. Ratner)

*	Executive Vice President and Director	February 23, 2016
(Brian J. Ratner)

*	Executive Vice President and Director	February 23, 2016
(Bruce C. Ratner)

*	Executive Vice President and Director	February 23, 2016
(Deborah Ratner Salzberg)

*	Director	February 23, 2016
(Michael P. Esposito, Jr.)

*	Director	February 23, 2016
(Scott S. Cowen)

*	Director	February 23, 2016
(Arthur F. Anton)

*	Director	February 23, 2016
(Christine R. Detrick)

*	Director	February 23, 2016
(Stan Ross)

*	Director	February 23, 2016
(Deborah L. Harmon)

*	Director	February 23, 2016
(Kenneth J. Bacon)
The Registrant plans to distribute to security holders a copy of the Annual Report and Proxy material on or about April 15, 2016.

*
The undersigned, pursuant to a Power of Attorney executed by each of the Directors and Officers identified above and filed with the Securities and Exchange Commission, by signing his name hereto, does hereby sign and execute this Form 10-K on behalf of each of the persons noted above, in the capacities indicated.

/s/ David J. LaRue	February 23, 2016
(David J. LaRue, Attorney-in-Fact)