Form 10-Q
period 2016-03-31
Forest City Realty Trust, Inc.
filed 2016-05-05
CIK 1647509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________
Form 10-Q
_____________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                 to
Commission file number 1-37671
_____________________________________________________________
FOREST CITY REALTY TRUST, INC.
(Exact name of registrant as specified in its charter)
_____________________________________________________________

Maryland (State or other jurisdiction of incorporation or organization)		47-4113168 (I.R.S. Employer Identification No.)

Terminal Tower Suite 1100	50 Public Square Cleveland, Ohio	44113
(Address of principal executive offices)		(Zip Code)
216-621-6060
(Registrant’s telephone number, including area code)
(Former name, former address and former fiscal year, if changed since last report)
_____________________________________________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding, including unvested restricted stock, of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 2, 2016
Class A Common Stock, $.01 par value	241,604,186 shares
Class B Common Stock, $.01 par value	18,792,687 shares

Forest City Realty Trust, Inc. and Subsidiaries

i

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Forest City Realty Trust, Inc. and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

	March 31, 2016
	(Unaudited)	December 31, 2015
	(in thousands)
Assets
Real Estate
Completed rental properties	$7,144,094	$7,694,071
Projects under construction and development	858,540	889,618
Land inventory	70,320	69,318
Total Real Estate	8,072,954	8,653,007
Less accumulated depreciation	(1,455,450)	(1,624,920)
Real Estate, net – (variable interest entities $2,158.9 million and $668.9 million, respectively)	6,617,504	7,028,087
Cash and equivalents – (variable interest entities $61.7 million and $17.9 million, respectively)	290,943	265,677
Restricted cash – (variable interest entities $56.7 million and $8.0 million, respectively)	148,779	161,891
Accounts receivable, net	205,640	221,562
Notes receivable	441,875	154,585
Investments in and advances to unconsolidated entities	783,857	678,872
Other assets – (variable interest entities $75.3 million and $2.3 million, respectively)	338,215	402,444
Deferred income taxes, net	—	83,645
Assets held for sale	—	926,387
Total Assets	$8,826,813	$9,923,150
Liabilities and Equity
Liabilities
Nonrecourse mortgage debt and notes payable, net – (variable interest entities $1,268.6 million and $302.5 million, respectively)	$3,620,363	$3,955,702
Revolving credit facility	—	—
Convertible senior debt, net	111,838	267,235
Accounts payable, accrued expenses and other liabilities – (variable interest entities $268.8 million and $99.4 million, respectively)	787,232	862,817
Cash distributions and losses in excess of investments in unconsolidated entities	141,351	150,255
Liabilities held for sale	—	552,607
Total Liabilities	4,660,784	5,788,616
Redeemable Noncontrolling Interest	—	159,978
Commitments and Contingencies	—	—
Equity
Shareholders’ Equity
Preferred stock – $.01 par value, respectively; 20,000,000 shares authorized, no shares issued	—	—
Common stock – $.01 par value
Class A, 371,000,000 shares authorized, 239,592,160 and 238,949,141 shares issued and outstanding, respectively	2,396	2,389
Class B, convertible, 56,000,000 shares authorized, 18,792,687 and 18,805,285 shares issued and outstanding, respectively; 26,257,961 issuable	188	188
Total common stock	2,584	2,577
Additional paid-in capital	2,474,020	2,524,420
Retained earnings	1,261,687	1,059,240
Shareholders’ equity before accumulated other comprehensive loss	3,738,291	3,586,237
Accumulated other comprehensive loss	(65,749)	(67,905)
Total Shareholders’ Equity	3,672,542	3,518,332
Noncontrolling interest	493,487	456,224
Total Equity	4,166,029	3,974,556
Total Liabilities and Equity	$8,826,813	$9,923,150

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Realty Trust, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2016	2015
	(in thousands, except per share data)
Revenues
Rental	$163,183	$141,106
Tenant recoveries	31,590	30,725
Service and management fees	8,682	9,620
Parking and other	15,357	11,876
Land sales	3,933	8,663
Military Housing	3,518	6,272
Total revenues	226,263	208,262
Expenses
Property operating and management	91,380	93,018
Real estate taxes	24,466	20,788
Ground rent	3,639	2,628
Cost of land sales	340	2,311
Military Housing operating	2,730	2,225
Corporate general and administrative	15,652	13,503
REIT conversion and reorganization costs	8,720	6,212
	146,927	140,685
Depreciation and amortization	63,211	53,024
Impairment of real estate	12,464	—
Total expenses	222,602	193,709
Operating income	3,661	14,553

Interest and other income	9,654	9,704
Interest expense	(34,635)	(42,468)
Amortization of mortgage procurement costs	(1,665)	(2,101)
Loss on extinguishment of debt	(29,084)	(35,154)
Loss before income taxes and earnings from unconsolidated entities	(52,069)	(55,466)
Earnings from unconsolidated entities	10,536	10,115
Loss before income taxes	(41,533)	(45,351)
Income tax expense (benefit) of taxable REIT subsidiaries (2016)
Current	922	(735)
Deferred	528	3,819
	1,450	3,084
Loss before gains on disposal of real estate	(42,983)	(48,435)
Net gain on disposition of interest in development project	136,117	—
Net gain on disposition of full or partial interest in rental properties, net of tax	89,641	—
Earnings (loss) from continuing operations	182,775	(48,435)
Discontinued operations, net of tax
Operating loss from rental properties	(1,126)	(8,078)
Gain on disposition of disposal group	64,553	—
Equity in earnings (loss)	(822)	(491)
	62,605	(8,569)
Net earnings (loss)	245,380	(57,004)
Noncontrolling interests
Earnings from continuing operations attributable to noncontrolling interests, gross of tax	(2,121)	(2,193)
Loss from discontinued operations attributable to noncontrolling interests	776	4,988
	(1,345)	2,795
Net earnings (loss) attributable to Forest City Realty Trust, Inc.	$244,035	$(54,209)

Basic earnings (loss) per common share
Earnings (loss) from continuing operations attributable to common shareholders	$0.69	$(0.25)
Earnings (loss) from discontinued operations attributable to common shareholders	0.24	(0.02)
Net earnings (loss) attributable to common shareholders	$0.93	$(0.27)
Diluted earnings (loss) per common share
Earnings (loss) from continuing operations attributable to common shareholders	$0.68	$(0.25)
Earnings (loss) from discontinued operations attributable to common shareholders	0.24	(0.02)
Net earnings (loss) attributable to common shareholders	$0.92	$(0.27)

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Realty Trust, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Net earnings (loss)	$245,380	$(57,004)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments (net of tax of $0 and $30, respectively)	84	(48)
Unrealized net gains on interest rate derivative contracts (net of tax of $0 and $(964), respectively)	2,076	1,525
Total other comprehensive income, net of tax	2,160	1,477
Comprehensive income (loss)	247,540	(55,527)
Comprehensive (income) loss attributable to noncontrolling interest	(1,349)	2,792
Total comprehensive income (loss) attributable to Forest City Realty Trust, Inc.	$246,191	$(52,735)

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Realty Trust, Inc. and Subsidiaries
Consolidated Statements of Equity
(Unaudited)

									Accumulated
	Common Stock				Additional				Other
	Class A		Class B		Paid-In	Retained	Treasury Stock		Comprehensive	Noncontrolling
	Shares	Amount	Shares	Amount	Capital	Earnings	Shares	Amount	(Loss) Income	Interest	Total
	(in thousands)
Balances at December 31, 2014	180,859	$60,286	19,209	$6,403	$1,165,828	$563,198	1,095	$(18,922)	$(58,846)	$434,776	$2,152,723
Net earnings, net of $16,962 loss attributable to redeemable noncontrolling interest						496,042				13,258	509,300
Other comprehensive income, net of tax									(9,059)	16	(9,043)
Issuance of Class A shares in equity offering	37,375	12,458			794,042						806,500
Adjustment of Class A and Class B par value from $.33 to $.01		(77,252)		(6,080)	83,332						—
Purchase of treasury stock							223	(5,543)			(5,543)
Conversion of Class B to Class A shares	404	135	(404)	(135)							—
Proceeds and Class A shares received from termination of Convertible Senior Notes hedge					24,321		258	(6,503)			17,818
Issuance of Class A shares in exchange for Convertible Senior Notes	19,967	6,656			403,924						410,580
Restricted stock vested	810	253			(253)						—
Repurchase of Class A common shares	(26)				(579)						(579)
Exercise of stock options and write-off of deferred tax asset related to expired stock options					(2,079)		(104)	2,031			(48)
Stock-based compensation					31,835						31,835
Exchange of 2006 Class A Common Units for Class A common shares	1,032	344			52,319					(52,663)	—
Acquisition of partners’ noncontrolling interest in consolidated subsidiaries					(303)					(9)	(312)
Contributions from noncontrolling interests										106,244	106,244
Distributions to noncontrolling interests										(44,624)	(44,624)
Adjustment due to change in ownership of consolidated subsidiaries					479					(774)	(295)
Retirement of treasury stock	(1,472)	(491)			(28,446)		(1,472)	28,937			—
Balances at December 31, 2015	238,949	$2,389	18,805	$188	$2,524,420	$1,059,240	—	$—	$(67,905)	$456,224	$3,974,556
Net earnings, net of $776 loss attributable to redeemable noncontrolling interest						244,035				2,121	246,156
Other comprehensive income									2,156	4	2,160
Common stock dividends						(41,588)					(41,588)
Conversion of Class B to Class A shares	12	—	(12)	—							—
Restricted stock and performance shares vested	756	8			(8)						—
Repurchase of Class A common shares	(220)	(2)			(4,317)						(4,319)
Exercise of stock options	86	1			1,102						1,103
Stock-based compensation					7,991						7,991
Issuance of Class A common shares in exchange for 2016 Senior Notes	9	—			186						186
Acquisition of partners’ noncontrolling interest in consolidated subsidiaries					(55,354)					19,613	(35,741)
Contributions from noncontrolling interests										19,675	19,675
Distributions to noncontrolling interests										(4,150)	(4,150)
Balances at March 31, 2016 (Unaudited)	239,592	$2,396	18,793	$188	$2,474,020	$1,261,687	—	$—	$(65,749)	$493,487	$4,166,029

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Realty Trust, Inc. and Subsidiaires
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Net earnings (loss)	$245,380	$(57,004)
Depreciation and amortization	63,211	53,024
Amortization of mortgage procurement costs	1,665	2,101
Impairment of real estate	12,464	—
Loss on extinguishment of debt	29,084	35,154
Net gain on disposition of interest in development project	(136,117)	—
Net gain on disposition of full or partial interest in rental properties, net of tax	(89,641)	—
Deferred income tax expense	528	3,819
Earnings from unconsolidated entities	(10,536)	(10,115)
Stock-based compensation expense	6,160	5,255
Amortization and mark-to-market adjustments of derivative instruments	2,286	(2,182)
Cash distributions from operations of unconsolidated entities	11,820	11,078
Non-cash operating expenses and deferred taxes included in discontinued operations	(309)	7,530
Loss from unconsolidated entities included in discontinued operations	1,400	802
Gain on disposition of disposal group included in discontinued operations, net of tax	(64,553)	—
(Increase) decrease in land inventory	(1,134)	666
Increase in notes and accounts receivable	(12,860)	(11,000)
Increase in other assets	800	(3,777)
Decrease in accounts payable, accrued expenses and other liabilities	(68,698)	(22,359)
Net cash (used in) provided by operating activities	(9,050)	12,992
Cash flows from investing activities
Capital expenditures	(166,303)	(72,337)
Capital expenditures of assets included in discontinued operations	(690)	(2,652)
Acquisition	—	(11,119)
Payment of lease procurement costs	(1,373)	(2,930)
Increase in notes receivable	(4,407)	(8,722)
Decrease in restricted cash used for investing purposes	10,974	15,973
Cash held at Arena upon disposition	(28,041)	—
Proceeds from disposition of rental properties or development project	496,040	1,400
Contributions to investments in and advances to unconsolidated entities	(51,867)	(43,140)
Distributions from investments in and advances to unconsolidated entities	—	4,000
Net cash provided by (used in) investing activities	254,333	(119,527)
Cash flows from financing activities
Proceeds from nonrecourse mortgage debt and notes payable	51,533	6,260
Principal payments on nonrecourse mortgage debt and notes payable	(45,952)	(78,297)
Borrowings on revolving credit facility	—	65,950
Payments on revolving credit facility	—	(6,000)
Redemption of Senior Notes due 2018 & 2020	(157,644)	—
Payments to noteholders related to exchange of convertible senior notes	(24,376)	(37,752)
Transaction costs related to exchange of convertible senior notes	(2,460)	(4,675)
Proceeds received from termination of convertible senior note hedge	—	17,818
Payment of deferred financing costs	(1,223)	(2,988)
Repurchase of Class A common shares	(4,319)	(588)
Exercise of stock options	1,103	—
Dividends paid to shareholders	(41,588)	—
Acquisitions of noncontrolling interests	(38,951)	(308)
Contributions from noncontrolling interests	19,657	16,055
Distributions to noncontrolling interests	(3,840)	(4,553)
Net cash used in financing activities	(248,060)	(29,078)
Net decrease in cash and equivalents	(2,777)	(135,613)
Cash and equivalents at beginning of period	293,720	326,518
Cash and equivalents at end of period	$290,943	$190,905

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

A. Accounting Policies
General
Forest City Realty Trust, Inc. (with its subsidiaries, the “Company”) principally engages in the ownership, development, management and acquisition of commercial and residential real estate and land throughout the United States. The Company had approximately $8.8 billion of consolidated assets in 20 states and the District of Columbia at March 31, 2016. The Company’s core markets include Boston, Chicago, Dallas, Denver, Los Angeles, Philadelphia, and the greater metropolitan areas of New York City, San Francisco and Washington D.C. The Company has regional offices in Boston, Dallas, Denver, Los Angeles, New York City, San Francisco, Washington, D.C., and the Company’s corporate headquarters in Cleveland, Ohio.
Basis of Presentation
The interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and should be read in conjunction with the consolidated financial statements and related notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2015. The results of interim periods are not necessarily indicative of results for the full year or any subsequent period. In management’s opinion, all adjustments (consisting solely of normal recurring matters) necessary for a fair statement of financial position, results of operations and cash flows as of and for the periods presented have been included.
REIT Conversion
On January 13, 2015, the board of directors of Forest City Enterprises, Inc., the Company’s predecessor, approved a plan to pursue conversion to real estate investment trust (“REIT”) status. On May 29, 2015, Forest City Enterprises, Inc. formed the Company as a Maryland corporation and wholly-owned subsidiary of Forest City Enterprises, Inc. On October 20, 2015, the shareholders of Forest City Enterprises, Inc. approved and adopted the merger agreement that implemented the restructuring of Forest City Enterprises, Inc. into a holding company so as to facilitate its conversion to a REIT.
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
In this Form 10-Q, unless otherwise specifically stated or the context otherwise requires, all references to “the Company,” “Forest City,” “we,” “our,” “us” and similar terms refer to Forest City Enterprises, Inc. and its consolidated subsidiaries prior to the Effective Time and Forest City Realty Trust, Inc. and its consolidated subsidiaries, including the Operating Partnership, as of the Effective Time and thereafter.
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
The Company holds substantially all of its assets, and conducts substantially all of its business, through the Operating Partnership. The Company is the sole general partner of the Operating Partnership and, as of March 31, 2016, the Company directly or indirectly owns all of the limited partnership interests in the Operating Partnership.

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

The Company holds and operates certain of its assets through one or more taxable REIT subsidiaries (“TRSs”). A TRS is a subsidiary of a REIT that is subject to applicable corporate income tax. The Company’s use of TRSs enables it to continue to engage in certain businesses while complying with REIT qualification requirements and also allows the Company to retain income generated by these businesses for reinvestment without the requirement of distributing those earnings. The primary non-REIT qualified businesses held in TRSs include the Land Development Group, Barclays Center arena (sold in January 2016) and the Brooklyn Nets (the “Nets”), a member of the National Basketball Association (“NBA”) (sold in January 2016), 461 Dean Street (B2 BKLYN), an apartment building under construction in Brooklyn, New York, military housing operations (sold in February 2016), and Pacific Park Brooklyn project. In the future, the Company may elect to reorganize and transfer certain assets or operations from its TRSs to other subsidiaries, including qualified REIT subsidiaries.
Use of Estimates
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires the Company to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and related notes. Some of the critical estimates include, but are not limited to, determination of the primary beneficiary of variable interest entities (“VIEs”), estimates of useful lives for long-lived assets, reserves for collection on accounts and notes receivable, net gain on change in control of interests, impairment of real estate and other-than-temporary impairments on equity method investments. Actual results could differ from those estimates.
Variable Interest Entities
As of March 31, 2016, the Company determined it was the primary beneficiary of 50 VIEs representing 39 consolidated properties. The creditors of the consolidated VIEs do not have recourse to the Company’s general credit. As of March 31, 2016, the Company determined it was not the primary beneficiary of 59 VIEs and accounts for these interests as equity method investments. The maximum exposure to loss of these unconsolidated VIEs is limited to $376,000,000, the Company’s investment balances as of March 31, 2016. The increase in the number of VIEs along with the increase in the VIE assets and liabilities disclosed on the Consolidated Balance Sheet relate to the adoption of the new consolidation accounting guidance. Prior year VIE disclosures on the Consolidated Balance Sheet were not required to be adjusted. See New Accounting Guidance section for more information.
Reclassifications
At March 31, 2016, the Company established two new financial statement line items on the Consolidated Balance Sheet, “Accounts receivable, net” and “Notes receivable”, to report accounts receivable and notes receivable in separate line items. Previously accounts receivable and notes receivable were reported together in the “Notes and accounts receivable, net” financial statement line item. Prior year’s amounts have been reclassified to conform to the current year’s presentation. Certain prior year amounts related to discontinued operations in the accompanying consolidated financial statements have been reclassified to conform to the current year’s presentation.
New Accounting Guidance
The following accounting pronouncements were adopted during the three months ended March 31, 2016:
In February 2015, the FASB issued an amendment to the consolidation accounting guidance. This guidance changes the required analysis to determine whether certain types of legal entities should be consolidated. The amendment modifies the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities, eliminates the presumption that a general partner should consolidate a limited partnership and may affect the consolidation analysis of entities involved in VIEs, particularly those having fee arrangements and related party relationships. This guidance is effective for fiscal years, and for interim reporting periods within those fiscal years, beginning after December 15, 2015. As a result of the adoption of this guidance on January 1, 2016, there were no changes to the consolidation conclusions of any of our subsidiaries, although 27 additional entities were determined to now be VIEs in accordance with the new accounting guidance.
In April 2015, the FASB issued an Accounting Standards Update to simplify the presentation of debt issuance costs. This guidance requires that third-party debt issuance costs be presented in the balance sheet as a direct deduction from the carrying value of the debt. This guidance is effective for fiscal years, and for interim reporting periods within those fiscal years, beginning after December 15, 2015. As a result of the adoption of this guidance on January 1, 2016, the Company reclassified $47,748,000 of mortgage procurement costs from other assets to nonrecourse mortgage debt and notes payable, net and $3,771,000 of procurement costs from other assets to convertible senior debt, net on the December 31, 2015 Consolidated Balance Sheet. In addition, the Company reclassified $18,340,000 of mortgage procurement costs from assets held for sale to liabilities held for sale on the December 31, 2015 Consolidated Balance Sheet.

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

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
In February 2016, the FASB issued an amendment to the accounting guidance on leases. This guidance sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new guidance requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. The guidance is expected to impact the Company’s consolidated financial statements as the Company has certain operating and land lease arrangements for which it is the lessee. The new guidance supersedes the previous leases accounting standard. The guidance is effective on January 1, 2019, with early adoption permitted. The Company is in the process of evaluating the impact of this new guidance.
In March 2016, the FASB issued an Accounting Standards Update to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification awards as either equity or liabilities, and classification on the statement of cash flows. This guidance is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted. The Company is currently in the process of evaluating the impact of adopting this guidance on its consolidated financial statements.
Related Party Transactions
The Company and certain of its affiliates entered into a Master Contribution and Sale Agreement (the “Master Contribution Agreement”) with Bruce C. Ratner (“Mr. Ratner”), Executive Vice President and Director, and certain entities and individuals affiliated with Mr. Ratner (the “BCR Entities”) in August 2006 to purchase their interests in a total of 30 retail, office and residential operating properties and service companies in the Greater New York City metropolitan area. The Company issued Class A Common Units (“2006 Units”) in a jointly-owned, limited liability company in exchange for their interests. The 2006 Units may be exchanged for one of the following forms of consideration at the Company’s sole discretion: (i) an equal number of shares of the Company’s Class A common stock or, (ii) cash based on a formula using the average closing price of the Class A common stock at the time of conversion or, (iii) a combination of cash and shares of the Company’s Class A common stock. The Company has no rights to redeem or repurchase the 2006 Units. Pursuant to the Master Contribution Agreement, certain projects under development would remain owned jointly until each project was completed and achieved “stabilization.” Upon stabilization, each project would be valued and the Company, in its discretion, would choose among various ownership options for the project. In connection with the Master Contribution Agreement, the parties entered into the Tax Protection Agreement (the “Tax Protection Agreement”). The Tax Protection Agreement indemnified the BCR Entities included in the initial closing against taxes payable by reason of any subsequent sale of certain operating properties and expires in 2018.
As a result of the January 2016 sale of 625 Fulton Avenue, a development site in Brooklyn, New York, the Company accrued $6,238,000 during the three months ended March 31, 2016 related to a tax indemnity payment due to the BCR Entities in accordance with the terms of the Tax Protection Agreement. The amount is expected to be paid in quarterly installments during the year ending December 31, 2016 and the first quarter of 2017. The Company paid the first installment of $1,560,000 in April 2016.
During 2014, in accordance with the Master Contribution Agreement, the Company accrued and capitalized into the cost basis of the asset an $11,000,000 development fee payable to Mr. Ratner related to Westchester’s Ridge Hill, a regional mall in Yonkers, New York, as certain milestones had been reached in the development and operation of the property. The entire amount was included in accounts payable, accrued expenses and other liabilities at December 31, 2015 and was paid in January 2016.

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Accumulated Other Comprehensive Loss
The following table summarizes the components of accumulated other comprehensive income (loss) (“accumulated OCI”):

	March 31, 2016	December 31, 2015
	(in thousands)
Unrealized losses on foreign currency translation	$11	$95
Unrealized losses on interest rate derivative contracts (1)	65,812	67,888
	65,823	67,983
Noncontrolling interest	(74)	(78)
Accumulated Other Comprehensive Loss	$65,749	$67,905

(1)
Included in the amounts as of March 31, 2016 and December 31, 2015 are $43,519 and $48,002, respectively, of unrealized loss on an interest rate swap associated with the New York Times office building on its nonrecourse mortgage debt with a notional amount of $640,000. This swap effectively fixes the mortgage at an all-in lender interest rate of 6.40% and expires in September 2017.

The following table summarizes the changes, net of tax and noncontrolling interest, of accumulated OCI by component:

	Foreign Currency Translation	Interest Rate Contracts	Total
	(in thousands)
Three Months Ended March 31, 2016
Balance, January 1, 2016	$(95)	$(67,810)	$(67,905)
Gain (loss) recognized in accumulated OCI	84	(8,085)	(8,001)
Loss reclassified from accumulated OCI	—	10,157	10,157
Total other comprehensive income	84	2,072	2,156
Balance, March 31, 2016	$(11)	$(65,738)	$(65,749)
Three Months Ended March 31, 2015
Balance, January 1, 2015	$(84)	$(58,762)	$(58,846)
Loss recognized in accumulated OCI	(48)	(4,574)	(4,622)
Loss reclassified from accumulated OCI	—	6,096	6,096
Total other comprehensive income	(48)	1,522	1,474
Balance, March 31, 2015	$(132)	$(57,240)	$(57,372)
The following table summarizes losses reclassified from accumulated OCI and their location on the Consolidated Statements of Operations:

Accumulated OCI Components	Loss Reclassified from Accumulated OCI	Location on Consolidated Statements of Operations
	(in thousands)
Three Months Ended March 31, 2016
Interest rate contracts	$9,233	Interest expense
Interest rate contracts	113	Net gain on disposition of full or partial interest in rental properties
Interest rate contracts	815	Earnings from unconsolidated entities
	10,161	Total before income tax and noncontrolling interest
	(4)	Noncontrolling interest
	$10,157	Loss reclassified from accumulated OCI
Three Months Ended March 31, 2015
Interest rate contracts	$8,971	Interest expense
Interest rate contracts	991	Earnings from unconsolidated entities
	9,962	Total before income tax and noncontrolling interest
	(3,862)	Income tax benefit
	(4)	Noncontrolling interest
	$6,096	Loss reclassified from accumulated OCI

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Noncontrolling Interest
The Company owned an equity interest in Barclays Center arena and the Brooklyn Nets (the “Nets”), a member of the National Basketball Association (“NBA”), through the Company’s consolidated subsidiary Nets Sports & Entertainment (“NS&E”). During the three months ended March 31, 2016, subsequent to the sale of Barclays Center and the Nets, the Company purchased NS&E’s partner’s interest for $38,951,000. This cash payment together with the partner’s historical debit noncontrolling interest balance resulted in a decrease to additional paid-in capital as reflected on the Consolidated Statement of Equity.
REIT Conversion and Reorganization Costs
The following table summarizes the components of REIT conversion and reorganization costs:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
REIT conversion costs	$772	$2,350
Reorganization costs	2,997	3,862
Termination benefits	4,951	—
Total	$8,720	$6,212
During the three months ended March 31, 2016 and 2015, the Company incurred costs associated with its REIT conversion and related internal reorganization consisting primarily of legal, accounting, consulting and other professional fees. These costs have been segregated and are included in REIT conversion and reorganization costs in the Consolidated Statements of Operations.
The Company experienced a workplace reduction as a result of reorganization efforts during the three months ended March 31, 2016 and the year ended December 31, 2015. As a result, termination benefits expenses (outplacement and severance) are included in REIT conversion and reorganization costs in the Consolidated Statements of Operations and reported in the Corporate Activities segment.
The following table summarizes the activity in the accrued severance balance for termination costs:

Three Months Ended March 31,
2016
(in thousands)
Accrued severance benefits, beginning balance	$16,338
Termination benefits expense	4,951
Payments	(9,567)
Accrued severance benefits, ending balance	$11,722

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Supplemental Non-Cash Disclosures
The following table summarizes the impact to the applicable balance sheet line items as a result of various non-cash transactions. Non-cash transactions primarily include dispositions of operating properties whereby the nonrecourse mortgage debt is assumed by the buyer, acquisition of rental properties, exchanges of senior notes for Class A common stock, changes in consolidation methods of fully consolidated properties due to the occurrence of triggering events including, but not limited to, disposition of a partial interest in rental properties or development project, change in construction payables and other capital expenditures, notes receivable from the sale of rental properties or development project, redemption of redeemable noncontrolling interest, adoption of new accounting guidance for debt issuance costs and capitalization of stock-based compensation granted to employees directly involved with the development and construction of real estate.

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Non-cash changes to balance sheet - Investing Activities
Projects under construction and development	$(5,866)	$12,577
Completed rental properties	(1,139,144)	33,486
Restricted cash	(12,265)	—
Notes receivable	275,700	—
Investments in and advances to affiliates - due to dispositions or change in control	96,843	—
Investments in and advances to affiliates - other activity	(3,136)	12,921
Total non-cash effect on investing activities	$(787,868)	$58,984
Non-cash changes to balance sheet - Financing Activities
Nonrecourse mortgage debt and notes payable, net	$(799,156)	$36,276
Convertible senior debt, net	(125)	(286,196)
Class A common stock	—	4,548
Additional paid-in capital	(14,387)	285,391
Treasury stock	—	(6,503)
Redeemable noncontrolling interest	(159,202)	—
Noncontrolling interest	19,344	(532)
Total non-cash effect on financing activities	$(953,526)	$32,984

B. Notes Receivable
The following table summarizes the components of the Company’s interest bearing notes receivable:

	March 31, 2016	December 31, 2015	Date of Maturity
	(in thousands)
Stapleton Advances	$141,005	$133,421	various
The Nets sale	125,100	—	January 2021
Barclays Center sale	92,600	—	January 2019
625 Fulton Avenue development site sale	58,000	—	April/May 2016
Other	25,170	21,164	various
Total	$441,875	$154,585
See Note N – Net Gain on Disposition of Full or Partial Interest in Rental Properties, Net of Tax for additional information on the Nets and Barclays Center sales, and Note M – Net Gain on Disposition of Interest in Development Project for additional information on the 625 Fulton Avenue development site sale.

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

C. Nonrecourse Mortgage Debt and Notes Payable, Net
The following table summarizes the nonrecourse mortgage debt and notes payable, net maturities as of March 31, 2016:

Years Ending December 31,
(in thousands)
2016	$175,417
2017	952,280
2018	447,868
2019	361,491
2020	160,911
Thereafter	1,566,323
3,664,290
Net unamortized mortgage procurement costs	(43,927)
Total	$3,620,363

D. Revolving Credit Facility
In November 2015, the Company entered into a Credit Agreement which provides total available borrowings of $500,000,000 and contains an accordion provision, subject to bank approval, allowing the Company to increase total available borrowings to $750,000,000. The Credit Agreement matures in November 2019, and provides for two additional six-month extension periods, subject to certain conditions. Borrowings bear interest at the Company’s option at either London Interbank Offered Rate (“LIBOR”) (0.44% at March 31, 2016) plus a margin of 1.15% - 1.85% (1.30% at March 31, 2016) or the Prime Rate (3.50% at March 31, 2016) plus a margin of 0.15% - 0.85% (0.30% at March 31, 2016). In addition, the Credit Agreement is subject to an annual facility fee of 0.20% - 0.35% (0.30% at March 31, 2016) of total available borrowings. Up to $150,000,000 of the available borrowings can be used for letters of credit. The applicable margins and annual facility fee are based on the Company’s total leverage ratio. The Credit Agreement has restrictive covenants, including a prohibition on certain types of dispositions, mergers, consolidations, and limitations on lines of business the Company is allowed to conduct. Additionally, the Credit Agreement contains financial covenants, including the maintenance of a maximum total leverage ratio, maximum secured and unsecured leverage ratios, maximum secured recourse leverage ratio, a minimum fixed charge coverage ratio, and a minimum unencumbered interest coverage ratio (all as specified in the Credit Agreement). At March 31, 2016, the Company was in compliance with all of these financial covenants.
As of March 31, 2016 and December 31, 2015, unamortized debt issuance costs related to the Credit Agreement of $2,964,000 and $3,177,000, respectively are included in other assets on the Consolidated Balance Sheets.
The following table summarizes available credit on the Credit Agreement:

	March 31, 2016	December 31, 2015
	(in thousands)
Maximum borrowings	$500,000	$500,000
Less outstanding balances:
Borrowings	—	—
Letters of credit	60,845	59,800
Available credit	$439,155	$440,200

E. Convertible Senior Debt, Net
The following table summarizes the convertible senior debt, net:

	March 31, 2016	December 31, 2015
	(in thousands)
5.000% Notes due 2016	$—	$125
4.250% Notes due 2018	73,216	154,526
3.625% Notes due 2020	40,021	116,355
	113,237	271,006
Net unamortized debt procurement costs	(1,399)	(3,771)
Total	$111,838	$267,235
During the three months ended March 31, 2016 and 2015, the Company entered into separate, privately negotiated exchange agreements with certain holders of the Company’s convertible senior notes. Under the terms of the agreements, holders agreed to exchange certain

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

notes for either shares of Class A common stock, cash payments or a combination of both. Under the accounting guidance for induced conversions of convertible debt, additional amounts paid to induce the holders to exchange the notes were expensed resulting in a non-tax deductible loss on extinguishment of debt.
The following table summarizes convertible senior debt transactions completed during the three months ended March 31, 2016 and 2015:

Agreement Date	Issuance	Aggregate Principal	Class A Common Shares Issued	Cash Payments to Noteholders	Loss on Extinguishment
		(in thousands, except share data)
First Quarter-2016
January 20, 2016	2016 Senior Notes	$125	9,298	$—	$59
March 14, 2016	2018 Senior Notes	77,310	—	90,958	15,370
March 17, 2016	2018 Senior Notes	4,000	—	4,707	795
March 14, 2016	2020 Senior Notes	76,334	—	86,858	12,823
Total First Quarter-2016		$157,769	9,298	$182,523	$29,047

First Quarter-2015
February 26, 2015	2018 Senior Notes	$120,087	5,541,115	$13,641	$13,372
February 26, 2015	2020 Senior Notes	128,238	5,297,885	19,283	19,038
March 5, 2015	2016 Senior Notes	40,481	2,805,513	6,163	2,732
Total First Quarter-2015		$288,806	13,644,513	$39,087	$35,142
During 2009, in connection with the 2016 Senior Notes issuance, the Company entered into a convertible note hedge transaction intended to reduce, subject to a limit, the potential dilution with respect to the Company’s Class A common stock upon conversion of the 2016 Senior Notes. On March 3, 2015, the Company terminated and settled the convertible note hedge and received proceeds of $17,818,000 and 258,350 shares of Class A common stock. Under the accounting guidance, the total consideration received was recorded as an increase to additional paid in capital.
All of the senior debt are unsecured senior obligations and rank equally with all existing and future unsecured indebtedness; however, they are effectively subordinated to the Credit Agreement and all existing and future secured indebtedness and other liabilities of the Company’s subsidiaries to the extent of the value of the collateral securing that other debt.

F. Derivative Instruments and Hedging Activities
Risk Management Objective of Using Derivatives
The Company maintains an overall interest rate risk management strategy using derivative instruments to minimize significant unplanned impact on earnings and cash flows caused by interest rate volatility. The strategy uses interest rate swaps and caps having indices related to the pricing of specific liabilities. The Company enters into interest rate swaps to convert floating-rate debt to fixed-rate long-term debt, and vice-versa, depending on market conditions. Interest rate swaps are generally for periods of one to ten years. Interest rate caps are generally for periods of one to three years. The use of interest rate caps is consistent with the Company’s risk management objective to reduce or eliminate exposure to variability in future cash flows primarily attributable to increases in interest rates on its floating-rate debt.
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

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

The effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges is recorded in accumulated OCI and is subsequently reclassified into earnings during the period the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value is recognized directly in earnings. Ineffectiveness was insignificant during the three months ended March 31, 2016 and 2015. As of March 31, 2016, the Company expects it will reclassify amounts recorded in accumulated OCI into earnings as an increase in interest expense of approximately $37,826,000 within the next twelve months. However, the actual amount reclassified could vary due to future changes in the fair value of these derivatives.
Fair Value Hedges of Interest Rate Risk
The Company enters into total rate of return swaps (“TROR”) on various tax-exempt fixed-rate borrowings. The TROR convert borrowings from a fixed rate to a variable rate. The TROR requires the payment of a variable interest rate, generally equivalent to the Securities Industry and Financial Markets Association (“SIFMA”) rate (0.40% at March 31, 2016) plus a spread. Additionally, the Company has guaranteed the fair value of the underlying borrowings. Fluctuation in the value of the TROR is offset by the fluctuation in the value of the underlying borrowings, resulting in minimal financial impact. At March 31, 2016, the aggregate notional amount of TROR designated as fair value hedging instruments is $471,985,000. The underlying TROR borrowings are subject to a fair value adjustment.
Nondesignated Hedges of Interest Rate Risk
The Company uses derivative contracts to hedge certain interest rate risk, even though the contracts do not qualify for, or the Company has elected not to apply, hedge accounting. In these situations, the derivative is recorded at its fair value with changes reflected in earnings.
The Company has certain undesignated TROR where the associated debt is held by an unconsolidated affiliate or unrelated third parties. The change in fair value of these TROR is recognized in earnings. At March 31, 2016, the aggregate notional amount of these TROR is $138,770,000.
In instances where the Company enters into separate derivative instruments effectively hedging the same debt for consecutive annual periods, the duplicate amount of notional is excluded from the following disclosure in an effort to provide information that enables the financial statement user to understand the Company’s volume of derivative activity.

The following table summarizes the fair values and location in the Consolidated Balance Sheets of all derivative instruments:

	Fair Value of Derivative Instruments
	March 31, 2016
	Asset Derivatives (included in Other Assets)		Liability Derivatives (included in Accounts Payable, Accrued Expenses and Other Liabilities)
	Current Notional	Fair Value	Current Notional	Fair Value
	(in thousands)
Derivatives Designated as Hedging Instruments
Interest rate swaps	$—	$—	$734,059	$47,650
TROR	254,200	7,541	217,785	11,280
Total	$254,200	$7,541	$951,844	$58,930
Derivatives Not Designated as Hedging Instruments
Interest rate caps	$69,518	$—	$—	$—
TROR	101,037	6,353	37,733	15,728
Total	$170,555	$6,353	$37,733	$15,728

	December 31, 2015
Derivatives Designated as Hedging Instruments
Interest rate caps	$330,000	$—	$—	$—
Interest rate swaps	65,124	340	669,154	50,045
TROR	149,200	7,471	322,785	10,281
Total	$544,324	$7,811	$991,939	$60,326
Derivatives Not Designated as Hedging Instruments
Interest rate caps	$303,111	$122	$—	$—
TROR	101,114	5,378	37,757	13,353
Total	$404,225	$5,500	$37,757	$13,353

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

The following table summarizes the impact of gains and losses related to derivative instruments designated as cash flow hedges included in the accumulated OCI section of the Consolidated Balance Sheets and in equity in earnings (loss) and interest expense in the Consolidated Statements of Operations:

		Loss Reclassified from Accumulated OCI
Derivatives Designated as Cash Flow Hedging Instruments	Gain (Loss) Recognized in OCI (Effective Portion)	Location on Consolidated Statements of Operations	Effective Amount	Ineffective Amount
	(in thousands)
Three Months Ended March 31, 2016
Interest rate caps and interest rate swaps	$(8,085)	Interest expense	$(9,214)	$(19)
		Net gain on disposition of full or partial interest in rental properties, net of tax	(113)	—
		Earnings from unconsolidated entities	(815)	—
Total	$(8,085)		$(10,142)	$(19)
Three Months Ended March 31, 2015
Interest rate caps and interest rate swaps	$(7,472)	Interest expense	$(8,957)	$(14)
		Earnings from unconsolidated entities	(990)	(1)
Total	$(7,472)		$(9,947)	$(15)
The following table summarizes the impact of gains and losses related to derivative instruments not designated as cash flow hedges in the Consolidated Statements of Operations:

	Net Gain (Loss) Recognized
	Three Months Ended March 31,
	2016	2015
	(in thousands)
Derivatives Designated as Fair Value Hedging Instruments
TROR (1)	$(929)	$1,408
Derivatives Not Designated as Hedging Instruments
Interest rate caps and interest rate swaps	$(94)	$(11)
TROR	(1,400)	2,727
Total	$(1,494)	$2,716

(1)
The net gain (loss) recognized in interest expense from the change in fair value of the underlying TROR borrowings was $929 and $(1,408) for the three months ended March 31, 2016 and 2015, respectively, offsetting the gain (loss) recognized on the TROR.

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
Agreements with derivative counterparties contain provisions under which the counterparty could terminate the derivative obligations if the Company defaults on its obligations under the Credit Agreement and designated conditions are fulfilled. In instances where the Company’s subsidiaries have derivative obligations secured by a mortgage, the derivative obligations could be terminated if the indebtedness between the two parties is terminated, either by loan payoff or default of the indebtedness. In addition, certain subsidiaries have agreements containing provisions whereby the subsidiaries must maintain certain minimum financial ratios. As of March 31, 2016, the Company does not have any derivative contracts containing credit-risk related contingent features, such as a credit rating downgrade, that may trigger collateral to be posted with a counterparty.

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

The following table summarizes information about collateral posted for derivatives in liability positions as of March 31, 2016:

	Collateral Information
	Notional Amount	Fair Value Prior to Nonperformance Risk	Nonperformance Risk	Collateral Posted	Nature of Collateral	Credit Risk Contingent Feature
	(in thousands)
Property Specific Swaps	$734,059	$49,198	$(1,548)	$—	Mortgage liens	None
TROR	255,518	29,976	32	59,075	Restricted cash, notes receivable, letters of credit	None
Total	$989,577	$79,174	$(1,516)	$59,075

G. Fair Value Measurements
Fair Value Measurements on a Recurring Basis
The Company’s financial assets consist of interest rate caps, interest rate swaps and TROR with positive fair values included in other assets. The Company’s financial liabilities consist of interest rate swaps and TROR with negative fair values included in accounts payable, accrued expenses and other liabilities and borrowings subject to TROR included in nonrecourse mortgage debt and notes payable, net.
The following table summarizes information about financial assets and liabilities measured at fair value on a recurring basis, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value:

	March 31, 2016
	Level 1	Level 2	Level 3	Total
	(in thousands)
Interest rate swaps (liabilities)	$—	$(47,650)	$—	$(47,650)
TROR (assets)	—	—	13,894	13,894
TROR (liabilities)	—	—	(27,008)	(27,008)
Fair value adjustment to the borrowings subject to TROR	—	—	3,739	3,739
Total	$—	$(47,650)	$(9,375)	$(57,025)

	December 31, 2015
	(in thousands)
Interest rate caps (assets)	$—	$122	$—	$122
Interest rate swaps (assets)		340	—	340
Interest rate swaps (liabilities)	—	(50,045)	—	(50,045)
TROR (assets)	—	—	12,849	12,849
TROR (liabilities)	—	—	(23,634)	(23,634)
Fair value adjustment to the borrowings subject to TROR	—	—	2,810	2,810
Total	$—	$(49,583)	$(7,975)	$(57,558)

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

The following table presents a reconciliation of financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Interest Rate Swaps	Net TROR	Fair value adjustment to the borrowings subject to TROR	Total TROR Related	Total
	(in thousands)
Three Months Ended March 31, 2016
Balance, January 1, 2016	$—	$(10,785)	$2,810	$(7,975)	$(7,975)
Total realized and unrealized gains (losses):
Included in earnings	—	(2,329)	929	(1,400)	(1,400)
Balance, March 31, 2016	$—	$(13,114)	$3,739	$(9,375)	$(9,375)
Three Months Ended March 31, 2015
Balance, January 1, 2015	$(73,536)	$(18,845)	$5,604	$(13,241)	$(86,777)
Total realized and unrealized gains (losses):
Included in earnings	—	4,135	(1,408)	2,727	2,727
Included in other comprehensive income	3,521	—	—	—	3,521
Balance, March 31, 2015	$(70,015)	$(14,710)	$4,196	$(10,514)	$(80,529)
The following table presents quantitative information about the significant unobservable inputs used to estimate the fair value of financial instruments measured on a recurring basis as of March 31, 2016:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value March 31, 2016	Valuation Technique	Unobservable Input	Input Values
	(in thousands)
TROR	$(13,114)	Third party bond pricing	Bond valuation	77.55 - 115.78
Fair value adjustment to the borrowings subject to TROR	$3,739	Third party bond pricing	Bond valuation	77.55 - 115.78
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
Fair Value of Other Financial Instruments
The carrying amount of accounts receivable and accounts payable, accrued expenses and other liabilities approximates fair value based upon the short-term nature of the instruments. The carrying amount of notes receivable approximates fair value since the interest rates on these notes approximates current market rates for similar instruments when considering the risk profile and quality of the collateral, if applicable. The Company estimates the fair value of its debt instruments by discounting future cash payments at interest rates the Company believes approximate the current market. Estimated fair value is based upon market prices of public debt, available industry financing data, current treasury rates, recent financing transactions, conversion features on convertible senior debt and loan to value ratios. The fair value of the Company’s debt instruments is classified as Level 3 in the fair value hierarchy.
The following table summarizes the fair value of nonrecourse mortgage debt and notes payable, net, including balances classified as held for sale (exclusive of the fair value of derivatives) and convertible senior debt, net:

	March 31, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Nonrecourse mortgage debt and notes payable, net	$3,620,363	$3,672,378	$4,395,107	$4,622,934
Convertible senior debt, net	111,838	121,281	267,235	296,554
Total	$3,732,201	$3,793,659	$4,662,342	$4,919,488

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

H. Capital Stock
During the three months ended March 31, 2016, the Company entered into a privately negotiated exchange agreement to exchange the remaining $125,000 of the 2016 Senior Notes for 9,298 shares of Class A common stock.
During the three months ended March 31, 2015, the Company issued shares of Class A common stock in connection with the separate, privately negotiated exchange transactions involving a portion of the Company’s 2016, 2018 and 2020 Senior Notes and received shares of Class A common stock in connection with the termination of a convertible note hedge related to the 2016 Senior Notes. See Note E – Convertible Senior Debt, Net for detailed information.

I. Dividends
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
On February 18, 2016, the Board of Directors declared a $0.10 per share cash dividend on the Company’s Class A and Class B common stock (“Common Stock”) based on the estimated cumulative positive E&P of its predecessor. In addition, on February 18, 2016, in connection with the Company’s intention to elect REIT status for its taxable year ending December 31, 2016, the Board of Directors reinstated dividends, declaring a $0.06 per share cash dividend on the Company’s Common Stock for the first quarter of 2016. The E&P dividend of $25,992,000 together with the first-quarter 2016 cash dividend of $15,596,000 were paid entirely in cash on March 18, 2016, to shareholders of record at the close of business on March 4, 2016.

J. Stock-Based Compensation
During the three months ended March 31, 2016, the Company granted 25,020 stock options, 637,975 shares of restricted stock and 274,630 performance shares under the Company’s 1994 Stock Plan. The stock options had a grant-date fair value of $5.00, which was computed using the Black-Scholes option-pricing model using the following assumptions: expected term of 5.5 years, expected volatility of 26.6%, risk-free interest rate of 1.41%, and expected dividend yield of 1.04%. The exercise price of the options is $20.94, the closing price of the underlying Class A common stock on the date of grant. The restricted stock had a grant-date fair value of $20.94 per share, the closing price of the Class A common stock on the date of grant. The performance shares had a grant-date fair value of $17.27 per share, which was computed using a Monte Carlo simulation.
At March 31, 2016, $1,233,000 of unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 19 months, $25,630,000 of unrecognized compensation cost related to restricted stock is expected to be recognized over a weighted-average period of 27 months, and $16,180,000 of unrecognized compensation cost related to performance shares is expected to be recognized over a weighted-average period of 24 months.
The following table summarizes stock-based compensation costs and related deferred income tax benefit recognized in the financial statements:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Stock option costs	$297	$653
Restricted stock costs	5,548	5,004
Performance share costs	2,146	1,260
Total stock-based compensation costs	7,991	6,917
Less amount capitalized into qualifying real estate projects	(1,831)	(1,662)
Amount charged to operating expenses	6,160	5,255
Depreciation expense on capitalized stock-based compensation	202	226
Total stock-based compensation expense	$6,362	$5,481
Deferred income tax benefit	$189	$2,073
The amount of grant-date fair value expensed immediately for awards granted to retirement-eligible grantees during the three months ended March 31, 2016 and 2015 was $1,166,000 and $1,926,000, respectively.

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

In connection with the vesting of restricted stock and performance shares during the three months ended March 31, 2016 and 2015, the Company repurchased 220,860 shares and 25,302 shares, respectively, of Class A common stock to satisfy the employees’ related minimum statutory tax withholding requirements. During the three months ended March 31, 2016, shares repurchased were returned to unissued shares with an aggregate cost basis of $4,319,000. Shares repurchased during the three months ended March 31, 2015 were placed in treasury with an aggregate cost basis of $588,000.

K. Write-Offs of Abandoned Development Projects
The Company reviews each project under development to determine whether it is probable the project will be developed. If management determines the project will not be developed, its project costs and other related expenses are written off as an abandoned development project cost. The Company abandons projects under development for a number of reasons, including, but not limited to, changes in local market conditions, increases in construction or financing costs or third party challenges related to entitlements or public financing. The Company recorded no write-offs of abandoned development projects during the three months ended March 31, 2016 and 2015, respectively.

L. Impairment of Real Estate and Impairment of Unconsolidated Entities
Impairment of Real Estate
The Company reviews its real estate for impairment whenever events or changes indicate its carrying value may not be recoverable. In determining whether the carrying costs are recoverable from estimated future undiscounted cash flows, the Company uses various assumptions including future estimated net operating income, estimated holding periods, risk of foreclosure and estimated cash proceeds upon the disposition of the asset. If the carrying costs are not recoverable, the Company records an impairment charge to reduce the carrying value to estimated fair value. The assumptions used to estimate fair value, which are based on current information, are Level 2 or 3 inputs. If the conditions deteriorate or if plans regarding the assets change, additional impairment charges may occur in future periods.
The following table summarizes the Company’s impairment of real estate included in continuing operations:

		Three Months Ended March 31,
		2016	2015
		(in thousands)
Shops at Wiregrass (Regional Mall)	Tampa, Florida	$12,464	$—
During the year ended December 31, 2015, the Company decided to pursue the partial sale, through joint ventures, of three of its consolidated regional malls, including Shops at Wiregrass. At March 31, 2016, negotiations and buyer due diligence were substantially complete and closing of the transaction remained subject to receipt of a third party consent. The advanced status of the transaction triggered management to update its undiscounted cash flow analysis including its probability weighted estimated holding period. As a result, the estimated probability weighted undiscounted cash flows no longer exceed the carrying value, requiring the Company to adjust the carrying value to its estimated fair value.
Impairment of Real Estate - Fair Value Information
The following table presents quantitative information about the significant unobservable inputs used to determine the fair value of the impairment of real estate for the three months ended March 31, 2016:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value	Valuation Technique	Unobservable Input	Range of Input Values
	(in thousands)
March 31, 2016
Impairment of real estate	$133,997	Indicative bid	Indicative bid	N/A (1)

(1)	This fair value measurement was derived from a bona fide purchase offer from a third party prospective buyer, subject to the Company’s corroboration for reasonableness.
Impairment of Unconsolidated Entities
The Company reviews its portfolio of unconsolidated entities for other-than-temporary impairments whenever events or changes indicate its carrying value in the investments may be in excess of fair value. An equity method investment’s value is impaired if management’s estimate of its fair value is less than the carrying value and the difference is deemed to be other-than-temporary. In estimating fair value, assumptions that may be used include comparable sale prices, market discount rates, market capitalization rates

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

and estimated future discounted cash flows specific to the geographic region and property type, all of which are considered Level 3 inputs. For recently opened properties, assumptions also include the timing of initial property lease up. In the event initial property lease up assumptions differ from actual results, estimated future discounted cash flows may vary, resulting in impairment charges in future periods. There were no impairments of unconsolidated entities recorded during the three months ended March 31, 2016 and 2015.

M. Net Gain on Disposition of Interest in Development Project
On January 14, 2016, the Company completed the sale of 625 Fulton Avenue, a development site in Brooklyn, New York. The transaction resulted in net cash proceeds of $151,776,000, of which $93,776,000 was received at closing. The remaining sales proceeds are recorded as a note receivable at March 31, 2016, which bears interest of 0.75% per annum from January 14, 2016 until April 15, 2016, and 6.00% per annum from April 15, 2016 until maturity. The Company received $30,000,000 in April 2016, with the remaining proceeds scheduled to be received during May 2016. The Company recorded a net pre-tax gain on disposition of interest in development project of $136,687,000 during the three months ended March 31, 2016.

N. Net Gain on Disposition of Full or Partial Interest in Rental Properties, Net of Tax
The following table summarizes the net gain on disposition of full or partial interest in rental properties, net of tax:

		Three Months Ended March 31,
		2016	2015
		(in thousands)
Military Housing	Various	$141,675	$—
Avenue at Tower City Center (Specialty Retail Center) & Tower City Parking	Cleveland, Ohio	14,207	—
QIC Joint Venture - Westchester’s Ridge Hill (Regional Mall)	Yonkers, New York	343	—
Aperture Center (Office Building)	Albuquerque, New Mexico	(171)	—
		156,054	—
Income tax effect (1)		(66,413)	—
		$89,641	$—

(1)	Primarily represents non-cash deferred taxes recognized upon the reversal of the deferred tax asset used to offset the taxable gain on the sales of assets held by the TRS.
The income tax effect on the net gain on disposition of full or partial interest in rental properties, net of tax primarily relates to the deferred taxes recognized upon the partial disposition of Westchester’s Ridge Hill, a formerly wholly owned regional mall in Yonkers, New York, and the disposal of military housing entities, as these assets were held by our TRS and remained subject to federal income tax.
Military Housing
During the three months ended March 31, 2016, the Company completed the sale of its interests in entities that develop and manage military family housing. The sale generated net cash proceeds of $208,305,000. These entities were primarily service providers generating fee revenue. The primary assets acquired by the buyer were intangible assets of approximately $29,000,000 and investments in unconsolidated entities, net, of approximately $14,600,000.
QIC Joint Venture
During the three months ended March 31, 2016, the Company entered into a joint venture agreement with outside partners, affiliated entities of QIC, one of the largest institutional investment managers in Australia. The outside partner invested in and received 51% of our equity interests in Westchester’s Ridge Hill. The Company received net cash proceeds of $75,448,000 along with the buyer assuming debt of $169,369,000, representing 51% of the nonrecourse mortgage debt of the property. Based on the amount of cash received, the outside partner’s minimum initial investment requirement was met and the transaction qualified for full gain recognition related to the partial sale. The property is adequately capitalized and does contain the characteristics of a VIE. Based on the substantive participating rights held by the outside partner with regards to the joint venture, the Company concluded it appropriate to deconsolidate the entity and account for it under the equity method of accounting.

O. Loss on Extinguishment of Debt
For the three months ended March 31, 2016 and 2015, the Company recorded $29,084,000 and $35,154,000, respectively, as loss on extinguishment of debt. The loss on extinguishment of debt recorded for both periods primarily relates to separate, privately negotiated exchange transactions involving a portion of the Company’s 2016, 2018 and 2020 Senior Notes. See Note E – Convertible Senior Debt, Net for detailed information on the non-tax deductible loss on extinguishment of debt.

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

P. Income Taxes
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
The Company is required to annually distribute to its shareholders an amount equal to at least 90% of its REIT taxable income (computed without regard to the dividends paid deduction and net capital gain and net of any available net operating losses). The Company may be subject to certain state gross income and franchise taxes, as well as taxes on any undistributed income and federal and state corporate taxes on any income earned by its TRSs. In addition, the Company could be subject to corporate income taxes related to assets held by the REIT which are sold during the 5 year period following the date of conversion, to the extent such sold assets had a built-in gain on the date of conversion.
Income tax expense was $1,450,000 for the three months ended March 31, 2016 related to the operations of our taxable REIT subsidiaries. The Company did not recognize any federal corporate income tax on its earnings in the REIT. During the three months ended March 31, 2016, the Company reversed $83,645,000 of deferred tax assets associated with the Military Housing, Westchester’s Ridge Hill, the Nets and Barclays Center disposals.
Income tax expense was $3,084,000 for the three months ended March 31, 2015, as the Company will be taxed as a C corporation. The difference in recorded income tax expense/benefit versus income tax expense/benefit computed at the statutory federal income tax rate is primarily attributable to state income taxes, changes in state net operating losses, additional general business credits, changes to valuation allowances associated with certain deferred tax assets, and various permanent differences between pre-tax GAAP income and taxable income.
At December 31, 2015, the TRS had a federal net operating loss carryforward for tax purposes of $54,822,000 available to use on its tax return expiring in the years ending December 31, 2029 through 2035, a charitable contribution deduction carryforward of $913,000 expiring in the years ending December 31, 2016 through 2019 and general business credit carryovers of $125,000 expiring in the years ending December 31, 2027 through 2035. At December 31, 2015, the Company had a federal net operating loss carryforward of $282,758,000 available to use on its REIT tax return expiring in the years ending December 31, 2029 through 2035.

Q. Assets and Liabilities Held for Sale and Discontinued Operations
On January 29, 2016, the Company completed the sale of its 55% ownership interest in Barclays Center and 20% equity method ownership interest in the Nets, (collectively, the “Disposal Group”). The sales price for our equity interest in Barclays Center was $162,600,000, generating net cash proceeds of $60,924,000 and a note receivable of $92,600,000, which bears interest at 4.50% per annum payable semi-annually and matures in 2019. In addition, the buyer assumed the gross debt that amounted to $457,745,000. The sales price for our equity interest in the Nets was $125,100,000 payable entirely in the form of a note receivable, which bears interest at 4.50% per annum payable at maturity and matures in 2021.

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

The Disposal Group met the requirements to be classified as held for sale at December 31, 2015 and qualifies to be reported as discontinued operations. Additionally, a development opportunity, comprised of land at 625 Fulton Avenue, in Brooklyn, New York, which the Company sold on January 13, 2016, met the requirements to be classified as held for sale at December 31, 2015. The following table summarizes the components of the assets and liabilities classified as held for sale as of December 31, 2015:

December 31, 2015
(in thousands)
Assets
Real Estate
Completed rental properties - Arena	$951,070
Project under development - Land	9,265
Less accumulated depreciation	(109,462)
Real Estate, net	850,873
Cash and equivalents	28,043
Restricted cash	10,127
Notes and accounts receivable, net	20,021
Other assets	17,323
Total Assets	$926,387
Liabilities
Nonrecourse mortgage debt and notes payable, net	$439,405
Accounts payable, accrued expenses and other liabilities	99,520
Cash distributions and losses in excess of investments in unconsolidated entities	13,682
Total Liabilities	$552,607
The following tables summarize the operating results related to discontinued operations:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Revenues	$14,792	$28,820
Expenses
Operating expenses	12,540	19,958
Depreciation and amortization	23	8,790
	12,563	28,748
Interest expense	(3,540)	(10,108)
Amortization of mortgage procurement costs	(61)	—
Loss before income taxes and loss from unconsolidated entities	(1,372)	(10,036)
Loss from unconsolidated entities	(1,400)	(802)
Loss before income taxes	(2,772)	(10,838)
Income tax benefit	(824)	(2,269)
Loss before gain on disposal group	(1,948)	(8,569)
Gain on disposition of disposal group, net of tax	64,553	—
Earnings (loss) from discontinued operations	62,605	(8,569)
Noncontrolling interest
Operating loss from disposal group	(776)	(4,988)
	(776)	(4,988)
Earnings (loss) from discontinued operations attributable to Forest City Realty Trust, Inc.	$63,381	$(3,581)

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

The following table summarizes the pre-tax gain on disposition of the Disposal Group:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
The Nets	$136,247	$—
Barclays Center	(56,481)	—
	79,766	—
Income tax effect (1)	(15,213)	—
	$64,553	$—

(1)	Primarily represents non-cash deferred taxes recognized upon the reversal of the deferred tax asset used to offset the taxable gain on the sales of assets held by the TRS.

R. Earnings Per Share
The Company’s restricted stock is considered a participating security pursuant to the two-class method for computing earnings per share (“EPS”). The 2006 Class A Common Units (“2006 Units”), which are reflected as noncontrolling interests in the Consolidated Balance Sheets, are considered convertible participating securities as they are entitled to participate in dividends paid to the Company’s common shareholders. The 2006 Units are included in the computation of basic EPS using the two-class method and are included in the computation of diluted EPS using the if-converted method. The Class A common stock issuable in connection with conversion of the 2016 Senior Notes, 2018 Senior Notes and 2020 Senior Notes is included in the computation of diluted EPS using the if-converted method. The loss from continuing operations attributable to Forest City Realty Trust, Inc. for the three months ended March 31, 2015 was allocated solely to holders of common stock as the participating security holders do not share in losses.
The reconciliation of the basic and diluted EPS computations is shown in the following table:

	Three Months Ended March 31,
	2016	2015
Numerators (in thousands)
Earnings (loss) from continuing operations attributable to Forest City Realty Trust, Inc.	$180,654	$(50,628)
Distributed and undistributed earnings allocated to participating securities	(2,359)	—
Earnings (loss) from continuing operations attributable to common shareholders ‑ Basic	$178,295	$(50,628)
Interest on convertible debt	1,141	—
Earnings (loss) from continuing operations attributable to common shareholders ‑ Diluted	$179,436	$(50,628)
Net earnings (loss) attributable to Forest City Realty Trust, Inc.	$244,035	$(54,209)
Distributed and undistributed earnings allocated to participating securities	(3,300)	—
Net earnings (loss) attributable to common shareholders ‑ Basic	$240,735	$(54,209)
Interest on convertible debt	1,141	—
Net earnings (loss) attributable to common shareholders ‑ Diluted	$241,876	$(54,209)
Denominators
Weighted average shares outstanding ‑ Basic	257,951,076	202,963,083
Effect of stock options and performance shares	450,522	—
Effect of convertible debt	5,033,629	—
Weighted average shares outstanding ‑ Diluted (1)	263,435,227	202,963,083
Earnings Per Share
Earnings (loss) from continuing operations attributable to common shareholders ‑ Basic	$0.69	$(0.25)
Earnings (loss) from continuing operations attributable to common shareholders ‑ Diluted	$0.68	$(0.25)
Net earnings (loss) attributable to common shareholders ‑ Basic	$0.93	$(0.27)
Net earnings (loss) attributable to common shareholders ‑ Diluted	$0.92	$(0.27)

(1)
Incremental shares from restricted stock and convertible units aggregating 8,518,583 for the three months ended March 31, 2016 were not included in the computation of diluted EPS because their effect is anti-dilutive. Incremental shares from dilutive options, restricted stock and convertible securities aggregating 33,828,488 for the three months ended March 31, 2015 were not included in the computation of diluted EPS because their effect is anti-dilutive due to the loss from continuing operations. Weighted-average options, restricted stock and performance shares of 3,176,672 and 2,444,380 for the three months ended March 31, 2016 and 2015, respectively, were not included in the computation of diluted EPS because their effect is anti-dilutive under the treasury stock method.

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

S. Segment Information
The following tables summarize financial data for the Company’s reportable operating segments. All amounts are presented in thousands.

	March 31, 2016	December 31, 2015
	Identifiable Assets
Commercial Group	$4,494,023	$4,967,595
Residential Group	3,655,603	3,583,295
Arena	—	924,807
Land Development Group	246,887	240,204
Corporate Activities	430,300	207,249
	$8,826,813	$9,923,150

	Three Months Ended March 31,		Three Months Ended March 31,
	2016	2015	2016	2015
	Revenues		Operating Expenses
Commercial Group	$144,278	$128,545	$72,213	$73,090
Residential Group	76,136	69,660	47,654	43,239
Land Development Group	5,849	10,057	2,688	4,641
Corporate Activities	—	—	24,372	19,715
	$226,263	$208,262	$146,927	$140,685

	Depreciation and Amortization		Interest and Other Income
Commercial Group	$42,147	$32,851	$1,187	$2,633
Residential Group	20,705	19,376	2,993	2,996
Land Development Group	28	89	3,673	4,040
Corporate Activities	331	708	1,801	35
	$63,211	$53,024	$9,654	$9,704

	Interest Expense		Capital Expenditures
Commercial Group	$26,920	$30,322	$55,240	$28,882
Residential Group	4,250	4,465	111,063	43,440
Land Development Group	(215)	(465)	—	15
Corporate Activities	3,680	8,146	—	—
	$34,635	$42,468	$166,303	$72,337
The Company uses Funds From Operations (“FFO”) to report its operating results. FFO, a non-GAAP measure as defined by the National Association of Real Estate Investment Trusts (“NAREIT”), is a measure of performance used by publicly traded REITs. Although the Company did not operate as a REIT for the prior period presented, management believes it is important to publish this measure to allow for easier comparison of its performance to its peers. FFO is defined by NAREIT as net earnings excluding the following items at the Company’s proportional share: i) gain (loss) on disposition of rental properties, divisions and other investments (net of tax); ii) non-cash charges for real estate depreciation and amortization; iii) impairment of depreciable real estate (net of tax); and iv) cumulative or retrospective effect of change in accounting principle (net of tax).
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

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

The reconciliations of net earnings (loss) to FFO by segment are shown in the following tables. All amounts are presented in thousands.

Three Months Ended March 31, 2016	Commercial Group	Residential Group	Arena	Land Development Group	Corporate Activities	Total
Net earnings (loss) attributable to Forest City Realty Trust, Inc.	$147,016	$150,480	$(57,077)	$7,221	$(3,605)	$244,035
Depreciation and amortization – Real Estate Groups	55,087	23,718	—	22	—	78,827
Net gain on disposition of full or partial interests in rental properties	(14,564)	(141,675)	—	—	—	(156,239)
Impairment of consolidated depreciable real estate	12,464	—	—	—	—	12,464
Discontinued operations:
Depreciation and amortization – Real Estate Groups	—	—	35	—	—	35
Loss on disposition of rental properties	—	—	56,481	—	—	56,481
Income tax expense on non-FFO:
Gain on disposition of rental properties	—	—	—	—	55,036	55,036
FFO attributable to Forest City Realty Trust, Inc.	$200,003	$32,523	$(561)	$7,243	$51,431	$290,639

Three Months Ended March 31, 2015	Commercial Group	Residential Group	Arena	Land Development Group	Corporate Activities	Total
Net earnings (loss) attributable to Forest City Realty Trust, Inc.	$(67)	$5,637	$(5,048)	$10,562	$(65,293)	$(54,209)
Depreciation and amortization – Real Estate Groups	45,684	24,000	—	41	—	69,725
Discontinued operations:
Depreciation and amortization – Real Estate Groups	—	—	5,055	—	—	5,055
FFO attributable to Forest City Realty Trust, Inc.	$45,617	$29,637	$7	$10,603	$(65,293)	$20,571

T. Subsequent Events
Ballston Quarter
On April 1, 2016, the Company formed and entered into a joint venture with outside partners, affiliated entities of QIC, one of the largest institutional investment managers in Australia. The outside partner invested in and received 49% of our equity interests in Ballston Quarter, a formerly wholly owned regional mall in Arlington, Virginia and certain residential development rights. The Company received net cash proceeds of approximately $36,000,000 along with the buyer assuming debt of $20,825,000, representing 49% of the nonrecourse mortgage debt of the property. The transaction does not meet the requirements to be recognized as a sale for accounting purposes as the Company formed and entered into a new joint venture and has a commitment to re-invest the entire amount of proceeds received from the sale as a part of a major redevelopment plan of the asset. Upon closing, the entity is deemed to have insufficient equity and will be assessed for consolidation purposes using the VIE model. Based on this and the substantive participating rights of the outside partner, the Company concluded it appropriate to deconsolidate the entity and account for it under the equity method of accounting.
Term Loan Facility
On May 4, 2016, the Company entered into a Credit Agreement which provides for a $335,000,000 senior unsecured term loan credit facility (“Term Loan Facility”) available in up to three draws. The availability of the Term Loan Facility terminates on the earliest to occur of (a) November 30, 2016, (b) the date on which the third borrowing (if any) is made (c) the date the aggregate principal amount of all term loans outstanding equals the total amount of the Term Loan Facility, and (d) the date the aggregate commitments are terminated or reduced to zero. The Term Loan Facility matures on May 4, 2021 and bears interest at the Company’s option at either LIBOR plus a margin of 1.30% - 2.20% or the Base Rate plus a margin of 0.30% - 1.20%. The applicable margins are based on the Company’s total leverage ratio. Upon the Company obtaining an investment grade credit rating, established by certain debt rating agencies for the Company’s long term, senior, unsecured non-credit enhanced debt (the “Debt Ratings”), the applicable margin will, at the Company’s election, be based on the Company’s then-current Debt Ratings.
The Term Loan Facility contains identical financial covenants as the Revolving Credit Facility as described in Note D – Revolving Credit Facility. Additionally, the Term Loan Facility contains customary events of default provisions, including failure to pay indebtedness, breaches of covenants and bankruptcy or other insolvency events, which could result in the acceleration of all amounts and cancellation of all commitments outstanding, as well as customary representations and warranties and affirmative and negative covenants.
Expansion of Revolving Credit Facility
On May 4, 2016, the Company exercised a portion of the accordion provision on its Revolving Credit Facility and increased the maximum borrowing capacity from $500,000,000 to $600,000,000. The Revolving Credit Facility has a remaining accordion provision, subject to bank approval, allowing the Company to increase total available borrowings to $750,000,000. All other material terms, conditions and covenants of the Revolving Credit Facility remain unchanged.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) of Forest City Realty Trust, Inc. and subsidiaries should be read in conjunction with the financial statements and footnotes thereto contained in the annual report on Form 10-K for the year ended December 31, 2015.
RESULTS OF OPERATIONS
Corporate Description
We principally engage in the ownership, development, management and acquisition of commercial and residential real estate and land throughout the United States. We have approximately $8.8 billion of consolidated assets in 20 states and the District of Columbia at March 31, 2016. Our core markets include Boston, Chicago, Dallas, Denver, Los Angeles, Philadelphia, and the greater metropolitan areas of New York City, San Francisco and Washington D.C. We have regional offices in Boston, Dallas, Denver, Los Angeles, New York City, San Francisco, Washington, D.C., and our corporate headquarters in Cleveland, Ohio.
We operate through five reportable operating segments. The Commercial Group, Residential Group and Land Development Group (collectively, the “Real Estate Groups”) represent four reportable operating segments:

•
Commercial Group owns, develops, acquires and operates regional malls, specialty/urban retail centers, office and life science buildings and mixed-use projects. Additionally, it operated Barclays Center, a sports and entertainment arena located in Brooklyn, New York, which is reported as a separate operating segment (“Arena”). The Arena, which was disposed of during January 2016, was classified as held for sale at December 31, 2015 and is reported in discontinued operations for all periods presented.

•
Residential Group owns, develops, acquires and operates residential rental properties, including upscale and middle-market apartments, adaptive re-use developments, for-sale condominium projects and subsidized senior housing. Additionally, it owned interests in entities that develop and manage military family housing, which were disposed of during February 2016.

•	Land Development Group acquires and sells both land and developed lots to residential, commercial and industrial customers at our Stapleton project in Denver, Colorado.
Corporate Activities is the other reportable operating segment, which includes our equity method investment in the Brooklyn Nets (the “Nets”), a member of the National Basketball Association (“NBA”), which was disposed of during January 2016. The Nets was classified as held for sale as of December 31, 2015 and is reported in discontinued operations for all periods presented.
Significant milestones during the first quarter of 2016 include:

•
Completed the sale of Barclays Center and the Nets. The sales price for our equity interest in Barclays Center was $162,600,000, generating net cash proceeds of $60,924,000 and a note receivable of $92,600,000, which bears interest at 4.50% per annum and matures in 2019. The sales price for our equity interest in the Nets was $125,100,000 payable entirely in the form of a note receivable, which bears interest at 4.50% per annum payable at maturity and matures in 2021. In addition, the buyer assumed the gross debt related to Barclays Center that amounted to $457,745,000;

•	Completed the sale of our interests in entities that develop and manage military family housing. The sale generated net cash proceeds of $208,305,000;

•
Completed the sale of 625 Fulton Avenue, a development site in Brooklyn, New York. The sale generated net cash proceeds of $151,776,000, of which $93,776,000 was received at closing, $30,000,000 was received in April 2016 with the remaining proceeds scheduled to be received during May 2016;

•
Entered into a joint venture agreement with outside partners, affiliated entities of QIC, one of the largest institutional investment managers in Australia. The outside partner invested in and received 51% of our equity interests in Westchester’s Ridge Hill, a formerly wholly owned regional mall in Yonkers, New York. We received net cash proceeds of $75,448,000 along with the buyer assuming debt of $169,369,000, representing 51% of the nonrecourse mortgage debt of the property;

•
Completed the sale of Avenue at Tower City Center, a specialty retail center in Cleveland, Ohio and related parking facility assets, and Aperture Center, an office building in Albuquerque, New Mexico. The sales generated net cash proceeds of $57,587,000. These dispositions are part of our strategy to sell operating assets in non-core markets;

•
Entered into separate, privately negotiated agreements to repurchase $81,310,000 and $76,334,000 aggregate principal amount of our 4.25% Senior Notes due 2018 and 3.625% Senior Notes due 2020 for total cash payments of $182,523,000.

•
Reinstated quarterly dividends and declared a $0.06 per share cash dividend on our Common A and Class B common stock (“Common Stock”) for the first quarter of 2016. In addition, we declared a $0.10 per share cash dividend on our Common Stock, based on the estimated cumulative positive earnings and profits (“E&P”) of our predecessor, Forest City Enterprises, Inc.

•
Executed a master purchase and sale agreement for the sale of our interests in 47 federally assisted housing apartment communities, including 44 unconsolidated senior subsidized housing apartment investments and Brookview Place, Cedar Place and Perrytown Place, consolidated apartment communities. The individual properties are expected to close separately beginning in the second quarter of 2016, with all closings expected to be completed by the fourth quarter of 2016. These sales are expected to generate net cash proceeds of approximately $65,000,000;

•	Completed construction of and opened The Yards-Arris, an apartment community in Washington, D.C. and 300 Massachusetts Ave, an office building in Cambridge, Massachusetts;

•	Completed the phased opening of Aster Town Center North, an apartment community in Denver, Colorado;

•	Commenced construction and contributed West Village II, an apartment community in Dallas, Texas, into our residential strategic capital partnership with Arizona State Retirement System;

•	The MSCI US REIT Index (RMZ) announced that our Class A Common Stock has been added to the RMZ, effective after market close on February 29, 2016; and

•	Closed $82,862,000 of nonrecourse mortgage financing transactions.
In addition, subsequent to March 31, 2016, we achieved the following significant milestones:

•
Entered into a joint venture agreement with outside partners, affiliated entities of QIC, one of the largest institutional investment managers in Australia. The outside partner invested in and received 49% of our equity interests in Ballston Quarter, a formerly wholly owned regional mall in Arlington, Virginia and certain related residential development rights. We received net cash proceeds of approximately $36,000,000 along with the buyer assuming debt of $20,825,000, representing 49% of the nonrecourse mortgage debt of the property;

•
Entered into a Credit Agreement which provides for a $335,000,000 senior unsecured term loan credit facility (“Term Loan Facility”). The Term Loan Facility matures on May 4, 2021 and bears interest at our option at either LIBOR plus a margin of 1.30% - 2.20% or the Base Rate plus a margin of 0.30% - 1.20%; and

•	Exercised a portion of the accordion provision on our Revolving Credit Facility and increased the maximum borrowing capacity from $500,000,000 to $600,000,000.

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

Reconciliation of Earnings (Loss) Before Income Taxes (GAAP) to Net Operating Income (non-GAAP) (in thousands):

	Three Months Ended March 31,
	2016		2015
Loss before income taxes (GAAP)		$(41,533)		$(45,351)
Earnings from unconsolidated entities		(10,536)		(10,115)
Loss before income taxes and earnings from unconsolidated entities		(52,069)		(55,466)
Equity in earnings	$10,536		$10,115
Exclude non-NOI activity from unconsolidated entities:
Land and non-rental activity, net	(941)		(2,307)
Interest and other income	(365)		(283)
Depreciation and amortization	21,674		22,466
Interest expense and extinguishment of debt	24,341		26,079
Total NOI from unconsolidated entities	$55,245	55,245	$56,070	56,070
Land sales		(3,933)		(8,663)
Cost of land sales		340		2,311
Land Development Group other revenues		(1,916)		(1,394)
Land Development Group operating expenses		2,348		2,330
Corporate general and administrative expenses		15,652		13,503
REIT conversion and reorganization costs		8,720		6,212
Depreciation and amortization		63,211		53,024
Impairment of real estate		12,464		—
Interest and other income		(9,654)		(9,704)
Interest expense		34,635		42,468
Amortization of mortgage procurement costs		1,665		2,101
Loss on extinguishment of debt		29,084		35,154
Net operating income (Non-GAAP)		$155,792		$137,946

Comparable NOI
We use comparable NOI as a metric to evaluate the performance of our multifamily, office and retail properties. This measure provides a same-store comparison of operating results of all stabilized properties that are open and operating in all periods presented. Non-capitalizable development costs and unallocated management and service company overhead are not directly attributable to an individual operating property and are considered non-comparable NOI. In addition, certain income and expense items at the property level, such as lease termination income, real estate tax assessments or rebates, certain litigation expenses incurred and any related legal settlements and NOI impacts of changes in ownership percentages, are excluded from comparable NOI. Retained properties in lease-up or are otherwise considered non-comparable are disclosed in the Segment Operating Results of the MD&A of this Form 10-Q. Other properties and activities such as Arena, federally assisted housing, military housing, straight-line rent adjustments and participation payments as a result of refinancing transactions are not evaluated on a comparable basis and the NOI from these properties and activities is considered non-comparable NOI.
Comparable NOI is an operating statistic defined as NOI from stabilized properties operated in all periods presented, net of noncontrolling interests. Comparable NOI is useful because it measures the performance of the same properties on a period-to-period basis and is used to assess operating performance and resource allocation of the operating properties within our strategic business units. While property dispositions, acquisitions or other factors impact net earnings in the short term, we believe comparable NOI presents a more consistent view of the overall performance of our operating portfolio from period to period.
The following is a reconciliation of comparable NOI to total NOI.

	Net Operating Income (in thousands)
	Three Months Ended March 31, 2016			Three Months Ended March 31, 2015
Full Consolidation	Comparable	Non-Comparable	Total	Comparable	Non-Comparable	Total
Retail	$43,348	$546	$43,894	$40,009	$4,208	$44,217
Office	64,076	8,290	72,366	57,163	2,268	59,431
Apartments	48,010	1,227	49,237	44,407	505	44,912
Federally Assisted Housing	—	5,548	5,548	—	4,168	4,168
Military Housing	—	1,304	1,304	—	4,702	4,702
Straight-line rent adjustments	—	1,815	1,815	—	29	29
Other	—	(18,372)	(18,372)	—	(19,513)	(19,513)
Grand Total	$155,434	$358	$155,792	$141,579	$(3,633)	$137,946

	Three Months Ended March 31,
Comparable NOI (net of Noncontrolling Interests (“NCI”))	2016	2015	% Change
	(in thousands)
Retail Comparable NOI	$43,348	$40,009
NOI attributable to NCI	—	—
Subtotal Retail	43,348	40,009	8.3%

Office Comparable NOI	64,076	57,163
NOI attributable to NCI	(2,625)	(2,358)
Subtotal Office	61,451	54,805	12.1%

Apartments Comparable NOI	48,010	44,407
NOI attributable to NCI	(5,966)	(5,411)
Subtotal Apartments	42,044	38,996	7.8%

Grand Total Comparable NOI (net of NCI)	$146,843	$133,810	9.7%

Net Operating Income by Product Type
Full Consolidation (in thousands)

Three Months Ended March 31, 2016	Three Months Ended March 31, 2015

NOI by Product Type	$171,045	NOI by Product Type	$152,728
Military Housing	1,304	Military Housing	4,702
Straight-line rent adjustments	1,815	Straight-line rent adjustments	29
Other (2)	(18,372)	Other (2)	(19,513)
Grand Total NOI	$155,792	Grand Total NOI	$137,946

(1)	Includes limited-distribution federally assisted housing.

(2)	Includes non-capitalizable development costs and unallocated management and service company overhead.

FFO
We believe Funds From Operations (“FFO”), along with net earnings, provides additional information about our core operations. While property dispositions, acquisitions or other factors impact net earnings in the short-term, we believe FFO presents a more consistent view of the overall financial performance of our business from period-to-period since the core of our business is the recurring operations of our portfolio of real estate assets. FFO is used by the chief operating decision maker and management to assess operating performance and resource allocations by strategic business unit and on a consolidated basis.
The majority of our peers in the publicly traded real estate industry are REITs and report operations using FFO as defined by the National Association of Real Estate Investment Trusts (“NAREIT”). Although we were not a REIT for the prior period presented, management believes it is important to publish this measure to allow for easier comparison of our performance to our peers. The major difference between us and our REIT peers is that we were a taxable entity and any taxable income we generated could have resulted in payment of federal or state income taxes. Our REIT peers typically do not pay federal or state income taxes on their qualified REIT investments, but distribute a significant portion of their taxable income to shareholders. Due to our effective tax management policies, we have not historically been a significant payer of income taxes. This has allowed us to retain our internally generated cash flows but has also resulted in large expenses for deferred taxes as required by GAAP.
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
The table below reconciles net earnings (loss), the most comparable GAAP measure, to FFO, a non-GAAP measure.

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Net earnings (loss) attributable to Forest City Realty Trust, Inc.	$244,035	$(54,209)
Depreciation and Amortization—Real Estate Groups (2)	78,862	74,780
Gain on disposition of full or partial interests in rental properties	(99,758)	—
Impairment of depreciable rental properties	12,464	—
Income tax expense adjustment — current and deferred (3):
Gain on disposition of full or partial interests in rental properties	55,036	—
FFO attributable to Forest City Realty Trust, Inc.	$290,639	$20,571

FFO Per Share - Diluted
Numerator (in thousands):
FFO attributable to Forest City Realty Trust, Inc.	$290,639	$20,571
If-Converted Method (adjustments for interest, net of tax for 2015)(1):
5.000% Notes due 2016	—	—
4.250% Notes due 2018	1,472	—
3.625% Notes due 2020	918	—
FFO for per share data	$293,029	$20,571
Denominator:
Weighted average shares outstanding—Basic	257,951,076	202,963,083
Effect of stock options, restricted stock and performance shares	1,484,743	2,768,251
Effect of convertible debt	10,577,203	—
Effect of convertible 2006 Class A Common Units	1,940,788	2,973,190
Weighted average shares outstanding - Diluted (1)	271,953,810	208,704,524
FFO Per Share - Diluted	$1.08	$0.10

(1)
For the three months ended March 31, 2015, weighted-average shares issuable upon the conversion of convertible debt of 28,087,047 were not included in the computation of diluted FFO per share because their effect is anti-dilutive under the if-converted method. As a result, an adjustment to FFO for interest expense of $3,787,000 related to these securities is not required.

(2)	The following table provides detail of depreciation and amortization:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Full Consolidation	$63,211	$53,024
Non-Real Estate	(819)	(1,125)
Real Estate Groups Full Consolidation	62,392	51,899
Real Estate Groups related to noncontrolling interest	(4,327)	(3,843)
Real Estate Groups Unconsolidated	20,762	21,669
Real Estate Groups Discontinued Operations	35	5,055
Real Estate Groups at our proportional share	$78,862	$74,780

(3)	The following table provides detail of income tax expense (benefit):

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Income tax expense (benefit) on FFO
Operating Earnings:
Current taxes	$3,629	$(1,744)
Deferred taxes	24,157	2,559
Total income tax expense (benefit) on FFO	27,786	815

Income tax expense (benefit) on non-FFO
Disposition of full or partial interests in rental properties:
Current taxes	$(4,587)	$—
Deferred taxes	59,623	—
Total income tax expense (benefit) on non-FFO	55,036	—
Grand Total	$82,822	$815

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
We define Operating FFO as FFO adjusted to exclude: i) impairment of non-depreciable real estate; ii) write-offs of abandoned development projects and demolition costs; iii) income recognized on state and federal historic and other tax credits; iv) gains or losses from extinguishment of debt; v) change in fair market value of nondesignated hedges; vi) gains or losses on change in control of interests; vii) the adjustment to recognize rental revenues and rental expense using the straight-line method; viii) participation payments to ground lessors on refinancing of our properties; ix) other transactional items; x) the Nets pre-tax FFO; and xi) income taxes on FFO.
The table below reconciles FFO to Operating FFO.

	Three Months Ended March 31,
	2016	2015
	(in thousands)
FFO attributable to Forest City Realty Trust, Inc.	$290,639	$20,571
Tax credit income	(3,008)	(3,255)
Loss on extinguishment of debt	29,084	35,379
Change in fair market value of nondesignated hedges	1,396	(2,113)
Net gain on disposition of interest in development project	(136,687)	—
Net gain on disposition of partial interest in other investment - Nets	(136,247)	—
Straight-line rent adjustments	(1,861)	(53)
REIT conversion and reorganization costs	8,720	6,212
Nets pre-tax FFO	1,400	802
Income tax expense on FFO	27,786	815
Operating FFO attributable to Forest City Realty Trust, Inc.	$81,222	$58,358

Operating FFO Per Share - Diluted
Numerator (in thousands):
Operating FFO attributable to Forest City Realty Trust, Inc.	$81,222	$58,358
If-Converted Method (adjustments for interest, pre-tax):
5.000% Notes due 2016	—	507
4.250% Notes due 2018	1,472	3,322
3.625% Notes due 2020	918	2,357
Operating FFO for per share data	$83,612	$64,544

Denominator:
Weighted average shares outstanding - Diluted (1)	271,953,810	236,791,571
Operating FFO Per Share	$0.31	$0.27

(1)
Includes dilutive securities of 28,087,047 for the three months ended March 31, 2015, for the computation of Operating FFO per share because their effect is dilutive under the if-converted method. These securities were not included in the computation of diluted FFO per share because their effect was anti-dilutive.

Commercial Group
Comparable leased occupancy is 94.2% and 95.3% for retail and office, respectively, as of March 31, 2016 compared with 93.8% and 95.5%, respectively, as of March 31, 2015. Leased occupancy percentage is calculated by dividing the sum of the total tenant occupied space under the lease and vacant space under lease by total gross leasable area (“GLA”). Retail and office occupancy as of March 31, 2016 and 2015 represents leased occupancy at the end of the quarter. Occupancy data includes leases with original terms of one year or less. Comparable occupancy relates to stabilized properties opened and operated in both the three months ended March 31, 2016 and 2015.
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
Regional Malls

Quarter	Number of Leases Signed	GLA Signed	Contractual Rent Per SF (1)	Expired Rent Per SF (1)	Cash Basis % Change over Prior Rent
Q2 2015	21	48,967	$63.79	$49.62	28.6%
Q3 2015	38	174,228	$46.82	$37.55	24.7%
Q4 2015	23	81,251	$51.34	$39.91	28.6%
Q1 2016	28	73,871	$60.51	$52.78	14.6%
Total	110	378,317	$52.66	$42.61	23.6%

Specialty Retail Centers

Quarter	Number of Leases Signed	GLA Signed	Contractual Rent Per SF (1)	Expired Rent Per SF (1)	Cash Basis % Change over Prior Rent
Q2 2015	7	42,562	$31.74	$29.95	6.0%
Q3 2015	3	45,814	$36.81	$33.78	9.0%
Q4 2015	2	2,334	$39.61	$27.51	44.0%
Q1 2016	2	36,453	$34.72	$34.67	0.1%
Total	14	127,163	$34.57	$32.64	5.9%

Office Buildings
The following table represents those new leases and GLA signed on the same space in which there was a former tenant and existing tenant renewals along with all other new leases signed within the rolling 12-month period.

	Same-Space Leases					Other New Leases
Quarter	Number of Leases Signed	GLA Signed	Contractual Rent Per SF (1)	Expired Rent Per SF (1)	Cash Basis % Change over Prior Rent	Number of Leases Signed	GLA Signed	Contractual Rent Per SF (1)	Total GLA Signed
Q2 2015	24	223,312	$33.34	$31.82	4.8%	4	4,696	$20.89	228,008
Q3 2015	12	168,622	$69.08	$68.50	0.8%	2	5,582	$17.18	174,204
Q4 2015	25	156,299	$19.90	$19.85	0.3%	5	6,023	$17.28	162,322
Q1 2016	20	244,517	$61.23	$55.51	10.3%	5	7,742	$19.51	252,259
Total	81	792,750	$46.89	$44.75	4.8%	16	24,043	$18.68	816,793

(1)
Retail and Office contractual rent per square foot includes base rent and fixed additional charges for common area maintenance and real estate taxes as of rental commencement. Retail contractual rent per square foot also includes fixed additional marketing/promotional charges. For all expiring leases, contractual rent per square foot includes any applicable escalations.

Residential Group
Comparable economic occupancy for the Residential Group is 94.4% and 94.7% for the three months ended March 31, 2016 and 2015, respectively. Economic residential occupancy is calculated by dividing gross potential rent (“GPR”) less vacancy by GPR. GPR is calculated based on actual rents per lease agreements for occupied apartment units and at market rents for vacant apartment units. Market rental rates are determined using a variety of factors which include availability of specific apartment unit types (one bedroom, two bedroom, etc.), seasonality factors and rents offered by competitive properties for similar apartment types in the same geographic market. Comparable economic occupancy relates to stabilized properties that operated in both the three months ended March 31, 2016 and 2015.
The following tables present leasing information of our apartment communities. Prior period amounts may differ from data as reported in previous quarters since the properties that qualify as comparable change from period to period.

Year-to-Date Comparison

		Monthly Average Residential Rental Rates (2)			Economic Residential Occupancy
Comparable Apartment	Leasable Units	Three Months Ended March 31,			Three Months Ended March 31,
Communities (1)	at Pro-Rata % (3)	2016	2015	% Change	2016	2015	% Change
Core Markets	8,487	$1,919	$1,848	3.8%	95.4%	95.2%	0.2%
Non-Core Markets	7,004	$990	$957	3.4%	91.9%	93.6%	(1.7)%
Total Comparable Apartments	15,491	$1,499	$1,445	3.7%	94.4%	94.7%	(0.3)%

Sequential Comparison

		Monthly Average Residential Rental Rates (2)			Economic Residential Occupancy
		Three Months Ended			Three Months Ended
Comparable Apartment	Leasable Units	March 31,	December 31,		March 31,	December 31,
Communities (1)	at Pro-Rata % (3)	2016	2015	% Change	2016	2015	% Change
Core Markets	9,019	$1,961	$1,960	0.1%	95.2%	94.7%	0.5%
Non-Core Markets	7,794	$961	$960	0.1%	92.2%	91.6%	0.6%
Total Comparable Apartments	16,813	$1,497	$1,496	0.1%	94.3%	93.8%	0.5%

(1)
Includes stabilized apartment communities completely opened and operated in the periods presented. These apartment communities include units leased at affordable apartment rates which provide a discount from average market rental rates. For the three months ended March 31, 2016, 16.9% of leasable units in core markets and 4.6% of leasable units in non-core markets were affordable housing units. Excludes all military and limited-distribution federally assisted housing units.

(2)	Represents GPR less concessions.

(3)	Leasable units at pro-rata represent our share of comparable leasable units at the apartment community.

Segment Operating Results
The following tables present revenues, operating expenses, interest expense and equity in earnings (loss) by segment for the three months ended March 31, 2016 compared with the three months ended March 31, 2015. Other results of operations are discussed on a consolidated basis. All amounts in the following tables are presented in thousands.

	Commercial Group	Residential Group	Land Development Group	Total
Revenues for the three months ended March 31, 2015	$128,545	$69,660	$10,057	$208,262
Increase (decrease) due to:
Comparable portfolio	382	3,016	—	3,398
Non-comparable properties (1)	(680)	2,415	—	1,735
Change in consolidation method due to partial sale or acquisition	21,094	3,322	—	24,416
Recently disposed properties	(2,982)	—	—	(2,982)
Land sales	—	—	(4,730)	(4,730)
Military housing	—	(2,754)	—	(2,754)
Other	(2,081)	477	522	(1,082)
Revenues for the three months ended March 31, 2016	$144,278	$76,136	$5,849	$226,263

	Corporate Activities	Commercial Group	Residential Group	Land Development Group	Total
Operating expenses for the three months ended March 31, 2015	$19,715	$73,090	$43,239	$4,641	$140,685
Increase (decrease) due to:
Comparable portfolio	—	(1,375)	(148)	—	(1,523)
Non-comparable properties (1)	—	(90)	1,867	—	1,777
Change in consolidation method due to partial sale or acquisition	—	3,747	1,792	—	5,539
Recently disposed properties	—	(1,456)	—	—	(1,456)
Land cost of sales	—	—	—	(1,971)	(1,971)
Military housing	—	—	505	—	505
REIT conversion and reorganization costs	2,508	—	—	—	2,508
Development, management, corporate and other expenses	2,149	(1,703)	399	18	863
Operating expenses for the three months ended March 31, 2016	$24,372	$72,213	$47,654	$2,688	$146,927

	Corporate Activities	Commercial Group	Residential Group	Land Development Group	Total
Interest expense for the three months ended March 31, 2015	$8,146	$30,322	$4,465	$(465)	$42,468
Increase (decrease) due to:
Comparable portfolio	—	(2,976)	(503)	—	(3,479)
Non-comparable properties (1)	—	24	222	—	246
Change in consolidation method due to partial sale or acquisition	—	681	372	—	1,053
Recently disposed properties	—	(126)	—	—	(126)
Capitalized interest	—	(1,022)	(2,558)	(170)	(3,750)
Mark-to-market adjustments on non-designated swaps	200	(38)	3,540	420	4,122
Corporate borrowings	(4,666)	—	—	—	(4,666)
Other	—	55	(1,288)	—	(1,233)
Interest expense for the three months ended March 31, 2016	$3,680	$26,920	$4,250	$(215)	$34,635

	Commercial Group	Residential Group	Land Development Group	Total
Equity in earnings (loss) for the three months ended March 31, 2015	$6,727	$1,710	$1,678	$10,115
Increase (decrease) due to:
Comparable portfolio	1,134	563	—	1,697
Non-comparable properties (1)	229	954	—	1,183
Recently disposed equity method properties	(4)	(484)	—	(488)
Change in consolidation method due to partial sale or acquisition	(2,500)	(461)	—	(2,961)
Military housing	—	(235)	—	(235)
Subsidized senior housing	—	1,295	—	1,295
Other	404	378	(852)	(70)
Equity in earnings (loss) for the three months ended March 31, 2016	$5,990	$3,720	$826	$10,536

(1)
The following table presents the increases (decreases) in revenues, operating expenses and interest expense for Commercial and Residential properties in lease-up or recently stabilized but not comparable and other consolidated non-comparable properties:

		Three Months Ended March 31, 2016 vs. 2015
Property	Quarter Opened	Revenues	Operating Expenses	Interest Expense	Equity in Earnings (Loss)
Commercial:
Property recently stabilized or in lease-up:
300 Massachusetts Ave	Q1-16	$—	$—	$—	$229
Non-comparable property:
Ballston Quarter		(680)	(90)	24	—
Total Commercial		$(680)	$(90)	$24	$229
Residential:
Properties recently stabilized or in lease-up:
2175 Market Street	Q4-14	$442	$289	$149	$—
3700M	Q3-14	—	—	—	364
Aster Town Center North	Q4-15/Q1-16	206	189	101	—
Kapolei Lofts	Q3-15/Q3-16	712	322	167	—
Radian	Q2-14	—	—	—	590
The Yards - Arris	Q1-16	30	716	19	—
The Yards - Twelve12	Q2-14	467	239	37	—
Winchester Lofts	Q4-14	631	(24)	(286)	—
Non-comparable property:
500 Sterling Place		(73)	136	35	—
Total Residential		$2,415	$1,867	$222	$954
Commercial Group
The increases in revenues, operating expenses, interest expense and decrease in equity in earnings related to the change in consolidation method are due to the change from equity method to full consolidation method of accounting for the seven life science office properties and two parking facilities at University Park at MIT (“MIT Assets”) (Q2-2015) upon the acquisition of our partner’s equity interests in those properties partially offset by the change from full consolidation to equity method accounting upon the formation of a joint venture with an outside partner in Westchester’s Ridge Hill (Q1-2016). The decreases in revenues, operating expenses and interest expense related to recent disposals are due to our ongoing strategy to sell operating assets in non-core markets. The decrease in interest expense for the comparable portfolio is primarily due to the paydown of nonrecourse mortgage notes for One MetroTech Center (Q2-2015) and Ballston Common Office Center (Q1-2015).
Ballston Quarter, a regional mall in Arlington, Virginia, is classified as a non-comparable property due to its upcoming planned redevelopment project.
Residential Group
The increases in revenues, operating expenses, interest expense and decrease in equity in earnings related to the change in consolidation method are due to the change from equity method to full consolidation method of accounting for three operating apartment communities located in Northeast Ohio (Q2-2015) upon the acquisition of our partner’s 50% equity interests. The fluctuations in revenues, operating expenses and equity in earnings related to military housing are due to the sale of our interests in entities that develop and manage military family housing (Q1-2016). The decrease in interest expense related to capitalized interest is due to the increased number of projects under construction and development as we increased our construction pipeline.
500 Sterling Place, an apartment community in Brooklyn, New York, was acquired (Q1-2015) and is classified as a non-comparable property.
Corporate Activities
The increase in operating expenses is primarily due to outside consulting costs related to strategic planning. The decrease in interest expense is due to the separate, privately negotiated exchanges of a portion of our Senior Notes due 2016, 2018 and 2020 for either shares of Class A common stock, cash payments or a combination of both during 2015 and the first quarter of 2016.

Depreciation and Amortization
Depreciation and amortization expense was $63,211,000 and $53,024,000 for the three months ended March 31, 2016 and 2015, respectively. The increase is primarily attributable to the change from equity method accounting to full consolidation for the MIT Assets (Q2-2015) partially offset by the change from full consolidation to equity method accounting upon the formation of a joint venture with an outside partner in Westchester’s Ridge Hill (Q1-2016).

Impairment of Real Estate
See Note L – Impairment of Real Estate and Impairment of Unconsolidated Entities in the Notes to Consolidated Financial Statements in Item 1 of this Form 10‑Q for detailed information.
Interest and Other Income
Interest and other income was $9,654,000 and $9,704,000 for the three months ended March 31, 2016 and 2015, respectively. The net decrease is primarily related to decreased income recognition on the allocation of state and federal historic preservation, low income housing and new market tax credits and decreased income recognition from the receipt of insurance proceeds in 2015, which did not recur, offset by interest income on notes receivable related to the Disposal Group sale.
Amortization of Mortgage Procurement Costs
Amortization of mortgage procurement costs was $1,665,000 and $2,101,000 for the three months ended March 31, 2016 and 2015, respectively.
Loss on Extinguishment of Debt
See Note O – Loss on Extinguishment of Debt and Note E – Convertible Senior Debt, Net in the Notes to Consolidated Financial Statements in Item 1 of this Form 10‑Q for detailed information.
Net Gain on Disposition of Interest in Development Project
See Note M – Net Gain on Disposition of Interest in Development Project in the Notes to Consolidated Financial Statements in Item 1 of this Form 10‑Q for detailed information.
Net Gain on Disposition of Full or Partial Interest in Rental Properties, Net of Tax
See Note N – Net Gain on Disposition of Full or Partial Interest in Rental Properties, Net of Tax in the Notes to Consolidated Financial Statements in Item 1 of this Form 10‑Q for detailed information.
Discontinued Operations
See Note Q – Assets and Liabilities Held for Sale and Discontinued Operations in the Notes to Consolidated Financial Statements in Item 1 of this Form 10-Q for detailed information.

Net Earnings (Loss) Attributable to Forest City Realty Trust, Inc.
Net earnings attributable to Forest City Realty Trust, Inc. for the three months ended March 31, 2016 was $244,035,000 versus net loss of $(54,209,000) for the three months ended March 31, 2015. The variance to the prior year period is primarily attributable to the following fluctuations, which are pre-tax, include unconsolidated investment activity and are net of noncontrolling interests:
Asset Dispositions - $365,402,000

•	$236,005,000 related to increased gains on disposition of full or partial interest in rental properties and unconsolidated investments in 2016 compared to 2015;

•	$136,687,000 related to the net gain on disposition of the development site 625 Fulton Avenue in 2016;

•	$(4,525,000) related to a combined fluctuation in revenues, operating expenses and interest expense at properties in which we disposed of our full or partial interest during 2016 and 2015; and

•	$(2,765,000) related to decreased Land Development Group sales in 2016 compared with 2015, primarily at our Stapleton project.
Financing Transactions - $10,632,000

•
$6,295,000 related to decreased losses on extinguishment of debt compared with 2015 primarily due to separate, privately negotiated exchange transactions involving a portion of our Senior Notes due 2016, 2018 and 2020 in 2016 and 2015;

•
$4,666,000 related to a decrease in interest expense on corporate debt due to separate, privately negotiated exchange transactions involving certain of our Senior Notes due 2016, 2018 and 2020 in 2016 and 2015;

•
$(4,079,000) related to the change in fair market value of certain derivatives not qualifying for hedge accounting between the comparable periods, which was marked to market through interest expense; and

•
$3,750,000 related to a decrease in interest expense in 2016 compared with 2015 due to increased capitalized interest on projects under construction and development as we increased our construction pipeline.

Non-Cash Transactions - $(16,223,000)

•	$(12,464,000) related to the 2016 impairment at Shops at Wiregrass; and

•
$(3,759,000) related to an increase in depreciation and amortization expense in 2016 compared with 2015 primarily due to recently opened properties and the change from equity method of accounting to full consolidation method upon the acquisition of our partner’s interest in the MIT Assets and three operating apartment communities in Q2 2015. These increases were partially offset by the disposition of full interest in Barclays Center and partial interest Westchester’s Ridge Hill in 2016 as well as the disposition of full or partial interests in several properties during 2015.

Operations - $24,028,000

•	$13,120,000 related to a combined fluctuation in revenues, operating expenses and interest expense in properties in which we recently acquired our partners’ interest;

•	$9,277,000 related to a combined fluctuation in revenues, operating expenses and interest expense in our comparable portfolio in 2016 compared with 2015;

•	$2,837,000 related to a combined fluctuation in revenues, operating expenses and interest expense at properties in lease-up at March 31, 2016;

•	$(2,508,000) related to REIT conversion and reorganization costs in 2016 compared with 2015; and

•	$1,302,000 related to a combined fluctuation in revenues and operating expenses in our Subsidized Senior Housing business unit in 2016 compared with 2015.
Income Taxes

•
$(82,007,000) due to increased income tax expense primarily due to gains on sale of assets owned by our taxable REIT subsidiaries. The taxes on the gains on sale in continuing operations and discontinued operations are reflected on the Consolidated Statement of Operations as components of the net gain on disposition of interest in development project and the net gain on disposition of full or partial interest in rental properties line items and not separately on the income tax expense (benefit) line item. The tax expense in 2016 is primarily non-cash as it largely relates to the utilization of the deferred tax asset to offset the taxable gain on the various sales.

Phased Property Openings and Projects Under Construction
March 31, 2016

In addition to the growth in our operating portfolio through driving improved NOI at our existing properties, we have used development as a primary source of growth in our real estate operations. The following tables summarize projects currently under construction as of March 31, 2016 and properties we have opened, commenced phased opening and have acquired during the three months ended March 31, 2016.

		Anticipated
		Opening	Legal	Consolidated (C)	Cost at	Cost Incurred to Date (b)		No. of		Lease %
	Location	Date	Ownership %	Unconsolidated (U)	Completion (a)	Consolidated	Unconsolidated	Units	GLA	(c)
					(in millions)
2015/2016 Phased Openings
Other:
Kapolei Lofts (d)	Kapolei, HI	Q3-15/Q3-16	100%	C	$154.8	$126.7	$0.0	499	—	35%

Projects Under Construction
Residential:
Arizona State Retirement System Joint Venture:
Blossom Plaza	Los Angeles, CA	Q2-16	25%	C	$104.9	$76.3	$0.0	237	19,000
Museum Towers II	Philadelphia, PA	Q4-16	25%	C	114.4	65.4	0.0	286	—
Eliot on 4th	Washington, D.C.	Q1-17	25%	C	142.9	52.3	0.0	365	5,000
Broadway and Hill	Los Angeles, CA	Q3-17	25%	C	140.1	70.2	0.0	391	15,000
West Village II	Dallas, TX	Q1-18/Q2-18	25%	C	119.5	18.6	0.0	399	4,250
					$621.8	$282.8	$0.0	1,678	43,250
Greenland Joint Venture:
535 Carlton	Brooklyn, NY	Q4-16/Q3-17	30%	U	$168.8	$0.0	$84.1	298	—
550 Vanderbilt (condominiums)	Brooklyn, NY	Q1-17/Q4-17	30%	U	362.7	0.0	219.8	278	7,000
38 Sixth Ave	Brooklyn, NY	Q2-17/Q1-18	30%	U	202.7	0.0	62.7	303	28,000
Pacific Park - Parking (e)	Brooklyn, NY	Q4-16/Q1-18	30%	U	46.2	0.0	29.3	—	—
					780.4	0.0	395.9	879	35,000
The Bixby	Washington, D.C.	Q2-16/Q3-16	25%	U	53.8	0.0	30.8	195	—
461 Dean Street (B2 BKLYN)	Brooklyn, NY	Q3-16	100%	C	192.1	154.1	0.0	363	4,000
Town Center Wrap	Denver, CO	Q2-17/Q4-17	95%	C	93.1	12.4	0.0	399	7,000
Hudson Exchange	Jersey City, NJ	Q1-18	50%	U	214.1	0.0	54.2	421	9,000
					$1,955.3	$449.3	$480.9	3,935	98,250
Office:
1812 Ashland Ave	Baltimore, MD	Q3-16	85%	C	$61.2	$40.0	$0.0	—	164,000	70%
The Bridge at Cornell Tech	Roosevelt Island, NY	Q2-17	100%	C	164.1	65.1	0.0	—	235,000	39%
					$225.3	$105.1	$0.0	—	399,000
Total Projects Under Construction					$2,180.6	$554.4	$480.9
See footnotes on the following page.

Property Openings
March 31, 2016

	Location	Date Opened	Legal Ownership %	Consolidated (C) Unconsolidated (U)	Cost at Completion (a)	No. of Units	GLA	Lease % (c)
					(in millions)
2016 Property Openings
Residential:
Arizona State Retirement System Joint Venture:
The Yards - Arris	Washington, D.C.	Q1-16	25%	C	$145.1	327	19,000	34%

Aster Town Center North	Denver, CO	Q4-15/Q1-16	90%	C	23.4	135	—	73%
					$168.5	462
Office:
300 Massachusetts Ave	Cambridge, MA	Q1-16	50%	U	$172.0	—	246,000	100%
Total Property Openings					$340.5

(a)	Represents estimated project costs to achieve stabilization. Amounts exclude capitalized interest not allocated to the underlying joint venture.

(b)	Represents total capitalized project costs incurred to date, including all capitalized interest related to the development project.

(c)	Lease commitments as of April 26, 2016.

(d)
Kapolei Lofts is a residential project on land leased to the Company. The Company consolidates the land lessor, who is entitled to a preferred return that currently exceeds anticipated operating cash flow of the project. However, in accordance with the waterfall provisions of the distribution Agreement, the Company expects to share in the net proceeds upon a sale of the project. The payments made under the lease are deemed a preferential return and allocated to noncontrolling interest. As of March 31, 2016, 283 of the 499 units were open.

(e)	Expected to include 370 parking spaces.

FINANCIAL CONDITION AND LIQUIDITY
Multifamily rental properties continue to perform well throughout the majority of the United States. Other types of commercial real estate are improving to varying degrees depending on product type and geographic market. Access to bank credit and capital remains open with banks and permanent lenders originating new loans for real estate projects. Originations of new loans for commercial mortgage backed securities have slowed recently due to increased market volatility. Lenders continue favoring high quality operating assets in strong markets. While banks continue to originate construction loans for multifamily projects, construction loans for office or retail projects remain difficult to obtain, unless the project has substantial pre-leasing in place or higher than historical equity commitments from the developer.
Source of Funds
Our principal sources of funds are cash provided by operations including land sales, our revolving credit facility, nonrecourse mortgage debt and notes payable, dispositions of operating properties or development projects through sales or equity joint ventures, proceeds from the issuance of senior notes, common or preferred equity and other financing arrangements. We have consistently disposed of assets in an effort to recycle capital and reposition our portfolio. Over the last ten years, we have generated cash proceeds from dispositions of full or partial interests in rental properties, development projects and other investments averaging in excess of $100,000,000 per year. Given the diversity of our portfolio by market and product type, we believe the market for property dispositions will continue to be available. The current market should allow us to continue our historical strategy to recycle capital and reposition the portfolio through asset sales or equity joint ventures.
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
Use of Funds
Our principal uses of funds include the financing of our real estate operating and development projects, capital expenditures for our existing operating portfolio, principal and interest payments on our nonrecourse mortgage debt and notes payable, revolving credit facility and senior notes, payment of our earnings and profits distribution made in the first quarter of 2016, our quarterly payments of common stock distributions (commencing in 2016) and selective operating asset acquisitions, including joint venture partner acquisitions.
Our capital strategy seeks to isolate the operating and financial risk at the property level to reduce risk on and of our equity capital. We do not cross-collateralize our mortgage debt and notes payable outside of a single identifiable project. As such, a majority of our operating and development properties are separately encumbered with nonrecourse mortgage debt or notes payable, which provides protection by allowing the lender to look only to the single asset securing the lender in the event of a default.
As discussed above, a majority of our assets are separately encumbered. Since 2011, our capital strategy has focused on reducing our overall leverage level. During 2015, we began establishing an unencumbered asset pool. We believe this change in financing strategy is consistent with our deleveraging efforts and provides us greater financial flexibility. While our unencumbered asset pool is modest at March 31, 2016, we intend to add unencumbered assets to this pool during 2016 and beyond, as we continue to make progress toward our deleveraging goals.
Prior to our conversion to a REIT in 2016, we operated as a C corporation and retained substantially all of our internally generated cash. This cash, together with refinancing and property sale proceeds, has historically provided us with the necessary liquidity to take advantage of investment opportunities. The economic downturn and its impact on the lending and capital markets reduced our ability to finance development and acquisition opportunities and modified the required rates of return to make new investment opportunities appealing. As a result of these market changes, we have established self-imposed limitations on entering into new development activities.

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
The Nets and Barclays Center - Disposal
On January 29, 2016, we sold our equity interest in the Nets and Barclays Center. Proceeds from the sale were received in a combination of cash and notes receivable. The sales price for our equity interest in Barclays Center was $162,600,000, generating net cash proceeds of $60,924,000 and a note receivable of $92,600,000, which bears interest at 4.50% per annum payable semi-annually and matures in 2019. In addition, the buyer assumed the gross debt that amounted to $457,745,000.
The sales price for our equity interest in the Nets was $125,100,000 payable entirely in the form of a note receivable, which bears interest at 4.50% per annum payable at maturity and matures in 2021.
461 Dean Street (B2 BKLYN)
461 Dean Street is an apartment building under construction in Brooklyn, New York adjacent to the Barclays Center at the Pacific Park Brooklyn project. This modular construction project has encountered, and may continue to encounter, delays and increased costs in the fabrication and assembly of the modular units. We had a fixed price contract (the “CM Contract”) with Skanska USA to construct the apartment building. In 2014, Skanska USA ceased construction and we terminated the CM Contract for cause. Each party has filed lawsuits relating primarily to the project’s delays and associated additional completion costs. We continue to vigorously pursue legal action against Skanska USA for damages related to their default of the CM Contract. However, there is no assurance we will be successful in recovering these damages.
Based on these events, including the temporary ceasing of construction and litigation, we investigated and evaluated alternatives to restart and complete the construction. During the three months ended December 31, 2014, we decided to continue using modular construction, purchased Skanska USA’s entire 50% ownership interest in the factory used to construct the modular units and engaged a new construction manager to oversee the completion of 461 Dean Street. During the three months ended March 31, 2015, we re-started work at the factory, including fabrication and assembly of modular units and resumed vertical construction during the three months ended June 30, 2015. Based on the latest information available, we estimate the construction will be completed in the third quarter of 2016.
At March 31, 2016, we have $154,100,000 capitalized on the Consolidated Balance Sheet related to 461 Dean Street. Based on the most current information available, total project costs are estimated to be $192,100,000, after giving effect to a 2014 impairment charge. Significant estimates and assumptions were used to develop the estimated total project costs and may change in the future.
We currently do not have a construction loan on this asset and all construction costs are being funded with equity. We may encumber 461 Dean Street in the future to lower our equity invested in the project. However, we can not give any assurances we will make that decision, and if we do, whether we can close a permanent loan at terms acceptable to us.
Nonrecourse Mortgage Financings
As of March 31, 2016, we had $175,417,000 of nonrecourse mortgage financings with scheduled maturities during the year ending December 31, 2016, of which $30,958,000, represents regularly scheduled amortization payments. We are currently in negotiations to refinance and/or extend the remaining nonrecourse debt scheduled to mature during the year ending December 31, 2016. We cannot give assurance as to the outcome of these negotiations. If we are unable to negotiate an extension or otherwise refinance the nonrecourse mortgage, we could go into default and the lender could commence foreclosure proceedings on the single collateralized asset, which would likely result in a loss of the asset or an impairment which could be significant.
As of March 31, 2016, we had one nonrecourse mortgage greater than five percent of our total nonrecourse mortgage debt and notes payable, net. The mortgage encumbers the New York Times office building and has an outstanding balance of $640,000,000.
As of March 31, 2016, our share of nonrecourse mortgage debt and notes payable recorded on our unconsolidated subsidiaries amounted to $2,342,890,000, of which $175,568,000 ($17,274,000 represents scheduled principal payments) was scheduled to mature during the year ending December 31, 2016. Negotiations are ongoing on the remaining 2016 maturities, but we cannot give assurance we will obtain these financings on favorable terms or at all.

2016 Liquidity Transactions
During the three months ended March 31, 2016, we completed the following transactions which increased liquidity, reduced debt resulting in lower future fixed charges for interest, reduced future development equity requirements and development risk and strengthened our balance sheet.

•
We completed the sale of Barclays Center and the Nets. The sale generated net cash proceeds of $60,924,000 and notes receivable of $92,600,000 and $125,100,000, which bear interest at 4.50% per annum and mature in 2019 and 2021, respectively. In addition, the buyer assumed the gross debt related to Barclays Center that amounted to $457,745,000.

•	We completed the sale of our interests in entities that develop and manage military family housing. The sale generated net cash proceeds of $208,305,000.

•
We completed the sale of 625 Fulton Avenue, a development site in Brooklyn, New York. The sale generated net cash proceeds of $151,776,000, of which $93,776,000 was received at closing, $30,000,000 was received in April 2016 with the remaining proceeds scheduled to be received during May 2016.

•
We entered into a joint venture agreement with outside partners, affiliated entities of QIC, one of the largest institutional investment managers in Australia. The outside partner invested in and received 51% of our equity interests in Westchester’s Ridge Hill, a formerly wholly owned regional mall in Yonkers, New York. We received net cash proceeds of $75,448,000 along with the buyer assuming debt of $169,369,000, representing 51% of the nonrecourse mortgage debt of the property.

•
We completed the sale of Avenue at Tower City Center, a specialty retail center in Cleveland, Ohio and related parking facility assets, and Aperture Center, an office building in Albuquerque, New Mexico. The sales generated net cash proceeds of $57,587,000. These dispositions are part of our strategy to sell operating assets in non-core markets;

•
We entered into separate, privately negotiated exchange agreements whereby we repurchased $81,310,000 and $76,334,000 aggregate principal amount of our 4.25% Senior Notes due 2018 and 3.625% Senior Notes due 2020 for total cash payments of $182,523,000.

•	We entered into a privately negotiated exchange agreement to exchange the remaining $125,000 of our 5.00% Senior Notes due 2016 for 9,298 shares of Class A common stock.

•	We contributed West Village II, an apartment community under construction in Dallas, Texas, into our residential strategic capital partnership with Arizona State Retirement System.
Subsequent to March 31, 2016, we completed the following transactions.

•
We entered into a joint venture agreement with outside partners, affiliated entities of QIC. The outside partner invested in and received 49% of our equity interests in Ballston Quarter, a formerly wholly owned regional mall in Arlington, Virginia and certain related residential development rights. We received net cash proceeds of approximately $36,000,000 along with the buyer assuming debt of $20,825,000, representing 49% of the nonrecourse mortgage debt of the property.

•
We entered into a Credit Agreement which provides for a $335,000,000 senior unsecured term loan credit facility (“Term Loan Facility”). The Term Loan Facility matures on May 4, 2021 and bears interest at our option at either LIBOR plus a margin of 1.30% - 2.20% or the Base Rate plus a margin of 0.30% - 1.20%. The applicable margins are based on our total leverage ratio. Borrowings from the Term Loan Facility, together with proceeds from asset dispositions, are expected to be used to address the 2017 nonrecourse mortgage maturity on our interest in the New York Times office building.

•	We exercised a portion of the accordion provision on our Revolving Credit Facility and increased the maximum borrowing capacity from $500,000,000 to $600,000,000.
We continue to explore various options to strengthen our balance sheet and enhance our liquidity, but can give no assurance we can accomplish any of these other options on terms favorable to us or at all. If we cannot enhance our liquidity, it could adversely impact our growth and result in further curtailment of development activities.
2016 Dividends
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
On February 18, 2016, our Board of Directors declared a $0.10 per share cash dividend on our Class A and Class B common stock(“Common Stock”) based on the estimated cumulative positive E&P of our predecessor. In addition, on February 18, 2016, in connection with our intention to elect REIT status for our taxable year ending December 31, 2016, the Board of Directors reinstated dividends, declaring a $0.06 per share cash dividend on our Common Stock for the first quarter of 2016.The E&P dividend together with the first-quarter 2016 cash dividend was paid entirely in cash on March 18, 2016, to shareholders of record at the close of business on March 4, 2016.
The amount, timing and frequency of future distributions will be at the sole discretion of our Board of Directors and will be declared based upon various factors, many of which are beyond our control, including, our financial condition and operating cash flows, the amount required to maintain REIT status and reduce any income taxes that we otherwise would be required to pay, limitations on distributions in our existing and future debt instruments, our ability to utilize net operating losses to offset, in whole or in part, our distribution requirements, limitations on our ability to fund distributions using cash generated through our TRSs and other factors that our Board of Directors may deem relevant.
Financial Covenants
Our revolving credit facility contains certain restrictive financial covenants. A summary of the key financial covenants as defined in the agreement, all of which we are compliant with at March 31, 2016, follows:

	Requirement	As of
	Per Agreement	March 31, 2016
Credit Facility Financial Covenants
Maximum Total Leverage Ratio	≤65%	49.66%
Maximum Secured Leverage Ratio	≤55%	49.28%
Maximum Secured Recourse Leverage Ratio	≤15%	0.00%
Maximum Unsecured Leverage Ratio	≤60%	0.00%
Minimum Fixed Charge Coverage Ratio	≥1.50x	1.87	x
Minimum Unencumbered Interest Coverage Ratio	≥1.50x	2.94	x
Revolving Credit Facility
See Note D – Revolving Credit Facility in the Notes to Consolidated Financial Statements in Item 1 of this Form 10-Q for detailed information.
Convertible Senior Debt, Net
See Note E – Convertible Senior Debt, Net in the Notes to Consolidated Financial Statements in Item 1 of this Form 10-Q for detailed information.
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
We are actively working to refinance and/or extend the maturities of the nonrecourse debt coming due in the next 24 months. During the three months ended March 31, 2016, we completed the following financings:

Purpose of Financing	Amount
(in thousands)
Refinancing	$—
Construction and development projects	77,000
Loan extensions	5,862
$82,862

Cash Flows
Operating Activities
Net cash (used in) provided by operating activities was $(9,050,000) and $12,992,000 for the three months ended March 31, 2016 and 2015, respectively. The net increase in cash used in operating activities of $22,042,000 is primarily the result of changes in operating assets and liabilities between the comparable periods partially offset by reduced interest payments.
Investing Activities
Net cash provided by (used in) investing activities was $254,333,000 and $(119,527,000) for the three months ended March 31, 2016 and 2015, respectively, and consisted of the following:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Capital expenditures:
Construction and development costs:
461 Dean Street (B2 BKLYN)	$(20,662)	$(7,320)
The Yards - Arris, an apartment community in Washington, D.C.	(19,318)	(5,315)
The Bridge at Cornell Tech, an office building under construction in Roosevelt Island, New York	(18,931)	(2,196)
Kapolei Lofts, an apartment community in Kapolei, Hawaii	(14,003)	(4,470)
Westchester’s Ridge Hill	(13,008)	(1,859)
West Village II	(10,377)	(559)
Blossom Plaza, an apartment community under construction in Los Angeles, California	(8,955)	(998)
Other	(47,552)	(34,208)
Total construction and development costs (1)	(152,806)	(56,925)
Operating properties:
Commercial Segment	(2,763)	(4,082)
Residential Segment	(1,947)	(1,867)
Other	—	(15)
Total operating properties	(4,710)	(5,964)
Tenant improvements:
Commercial Segment	(8,787)	(9,448)
Total capital expenditures	$(166,303)	$(72,337)
Capital expenditures of assets included in discontinued operations:
Arena	(690)	(2,652)
Acquisition:
500 Sterling Place	—	(11,119)

Payment of lease procurement costs (2)	(1,373)	(2,930)
Increase in notes receivable	(4,407)	(8,722)
Decrease (increase) in restricted cash used for investing purposes:
Westchester’s Ridge Hill	$4,936	$—
The Yards - Twelve12	3,847	3,897
1812 Ashland Ave	—	2,199
One MetroTech Center, an office building in Brooklyn, New York	—	6,095
The Uptown, an apartment community in Oakland, California	(2,360)	(2,346)
Other	4,551	6,128
Total decrease in restricted cash used for investing purposes	$10,974	$15,973
Cash held at Arena upon disposition	(28,041)	—
Proceeds from disposition of full or partial interest in rental properties or development project:
Disposition of entities that manage and develop military housing	$208,305	$—
625 Fulton Avenue	93,776	—
Disposition of partial interest in Westchester’s Ridge Hill	75,448	—
Barclay’s Center	60,924	—
Avenue at Tower City Center and Tower City Parking	55,015	—
Aperture Center	2,572	—
Other, primarily release of escrow funds from prior year dispositions	—	1,400
Total proceeds from disposition of full or partial interest in rental properties or development project	$496,040	$1,400

Investing Activities (continued)

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Change in investments in and advances to unconsolidated entities—(contributions to) or distributions from investment:
Residential projects:
Pacific Park Brooklyn joint venture	$(29,274)	$(17,146)
Hudson Exchange, an apartment community under construction in Jersey City, New Jersey	—	(13,630)
Renewable energy facilities	—	(1,810)
Liberty Hills, an apartment community in Solon, Ohio, refinancing proceeds	—	4,000
Commercial projects:
Westchester’s Ridge Hill, primarily to fund a restricted cash construction escrow account	(5,497)	—
300 Massachusetts Ave, an office building under construction in Cambridge, Massachusetts	(2,158)	(665)
Regional retail mall joint venture, primarily to fund rehabilitation and expansion projects	(1,698)	(2,659)
The Nets, a National Basketball Association member	(3,883)	—
Other	(9,357)	(7,230)
Total change in investments in and advances to unconsolidated entities	(51,867)	(39,140)
Net cash (used in) provided by investing activities	$254,333	$(119,527)

(1)
We capitalized internal costs related to projects under construction and development of $9,807 and $8,190, including compensation related costs of $8,760 and $6,956, for the three months ended March 31, 2016 and 2015, respectively. Total capitalized internal costs represent approximately 5.9% and 11.3% of total capital expenditures for the three months ended March 31, 2016 and 2015, respectively.

(2)	We capitalized internal costs related to leasing activities of $442 and $561, including compensation related costs of $402 and $451, for the three months ended March 31, 2016 and 2015, respectively.
Financing Activities
Net cash used in financing activities was $(248,060,000) and $(29,078,000) for the three months ended March 31, 2016 and 2015, respectively. The net increase in cash used in financing activities of $(218,982,000) is primarily the result of cash paid for the redemption of a portion of our 2018 and 2020 Senior Notes, dividends paid to shareholders and the acquisitions of noncontrolling interests subsequent to the sale of Barclays Center and the Nets. The use of cash to pay down debt is consistent with our ongoing strategy of deleveraging.

LEGAL PROCEEDINGS
We are involved in various claims and lawsuits incidental to our business, and management and legal counsel believe these claims and lawsuits will not have a material adverse effect on our consolidated financial statements.
NEW ACCOUNTING GUIDANCE
See the “New Accounting Guidance” section of Note A – Accounting Policies in the Notes to Consolidated Financial Statements in Item 1 of this Form 10-Q for detailed information.

INFORMATION RELATED TO FORWARD-LOOKING STATEMENTS
This Form 10-Q, together with other statements and information publicly disseminated by us, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements reflect management’s current views with respect to financial results related to future events and are based on assumptions and expectations that may not be realized and are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, financial or otherwise, may differ, perhaps materially, from the results discussed in the forward-looking statements. Risk factors discussed in Item 1A of our Form 10-K for the year ended December 31, 2015 and other factors that might cause differences, some of which could be material, include, but are not limited to, our ability to qualify or to remain qualified as a REIT, our ability to satisfy REIT distribution requirements, the impact of issuing equity, debt or both, and selling assets to satisfy our future distributions required as a REIT or to fund capital expenditures, future growth and expansion initiatives, the impact of the amount and timing of any future distributions, the impact from complying with REIT qualification requirements limiting our flexibility or causing us to forego otherwise attractive opportunities beyond rental real estate operations, the impact of complying with the REIT requirements related to hedging, our lack of experience operating as a REIT, legislative, administrative, regulatory or other actions affecting REITs, including positions taken by the Internal Revenue Service, the possibility that our Board of Directors will unilaterally revoke our REIT election, the possibility that the anticipated benefits of qualifying as a REIT will not be realized, or will not be realized within the expected time period, the impact of current lending and capital market conditions on our liquidity, our ability to finance or refinance projects or repay our debt, the impact of the slow economic recovery on the ownership, development and management of our commercial real estate portfolio, general real estate investment and development risks, using modular construction as a new construction methodology and owning a factory to produce modular units, litigation risks, vacancies in our properties, risks associated with developing and managing properties in partnership with others, competition, our ability to renew leases or re-lease spaces as leases expire, illiquidity of real estate investments, bankruptcy or defaults of tenants, anchor store consolidations or closings, the impact of terrorist acts and other armed conflicts, our substantial debt leverage and the ability to obtain and service debt, the impact of restrictions imposed by our revolving credit facility and senior debt, exposure to hedging agreements, the level and volatility of interest rates, the continued availability of tax-exempt government financing, our ability to receive payment on the notes receivable issued by Onexim in connection with their purchase of our interests in the Barclays Center and the Nets, the impact of credit rating downgrades, effects of uninsured or underinsured losses, effects of a downgrade or failure of our insurance carriers, environmental liabilities, competing interest of our directors and executive officers, the ability to recruit and retain key personnel, risks associated with the sale of tax credits, downturns in the housing market, the ability to maintain effective internal controls, compliance with governmental regulations, increased legislative and regulatory scrutiny of the financial services industry, changes in federal, state or local tax laws, volatility in the market price of our publicly traded securities, inflation risks, cybersecurity risks, cyber incidents, conflicts of interest, and risks related to our organizational structure including operating through our Operating Partnership and our UPREIT structure, as well as other risks listed from time to time in our SEC filings, including but not limited to, our annual and quarterly reports. We have no obligation to revise or update any forward-looking statements, other than as imposed by law, as a result of future events or new information. Readers are cautioned not to place undue reliance on such forward-looking statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our market risk includes the inability to obtain construction loans, refinance existing construction loans into long-term fixed-rate nonrecourse financing, refinance existing nonrecourse financing at maturity, obtain renewals or replacement of credit enhancement devices, such as letters of credit, or otherwise obtain funds by selling real estate assets or by raising equity. We also have interest-rate exposure on our current variable-rate debt portfolio. During the construction period, we have historically used variable-rate debt to finance developmental projects. At March 31, 2016, our outstanding variable-rate debt, including borrowings under our revolving credit facility, consisted of $1,120,506,000 of taxable debt and $588,803,000 of tax-exempt debt. Upon opening and achieving stabilized operations, we have historically procured long-term fixed-rate financing for our rental properties. If we are unable to procure long-term fixed-rate financing, we would pursue extending maturities with existing lenders. Additionally, we are exposed to interest rate risk upon maturity of our long-term fixed-rate financings. The total weighted average interest rate includes the impact of interest rate swaps, caps and long-term contracts in place as of March 31, 2016.

Interest Rate Exposure
The following table summarizes the composition of nonrecourse debt, net:

March 31, 2016	Operating Properties	Development Projects	Total	Total Weighted Average Rate
	(dollars in thousands)
Fixed Rate	$1,868,204	$42,850	$1,911,054	4.79%
Variable Rate
Taxable	1,091,204	29,302	1,120,506	4.79%
Tax-Exempt	588,803	—	588,803	1.50%
	$3,548,211	$72,152	$3,620,363	4.25%
Total gross commitment from lenders		$585,912
To mitigate short-term variable interest rate risk, we have purchased interest rate hedges for our variable-rate debt as follows:
Taxable (Priced off of LIBOR Index)

	Swaps
	Notional	Average Base
Period Covered	Amount	Rate
	(dollars in thousands)
04/01/16 - 01/01/17	$736,090	5.02%
01/01/17 - 01/01/18	738,914	5.02%
01/01/18 - 05/08/24	97,450	1.87%
Tax-Exempt (Priced off of Securities Industry and Financial Markets Association (“SIFMA”) Index)

	Caps
	Notional	Average Base
Period Covered	Amount	Rate
	(dollars in thousands)
04/01/16 - 01/01/18	$69,518	5.89%
01/01/18 - 03/24/19	8,808	6.96%
The tax-exempt caps generally were purchased in conjunction with lender hedging requirements that require the borrower to protect against significant fluctuations in interest rates. Except for those requirements, we generally do not hedge tax-exempt debt due to its historically low interest rates.
Sensitivity Analysis to Changes in Interest Rates
Including the effect of the protection provided by the interest rate swaps, caps and long-term contracts in place as of March 31, 2016, a 100 basis point increase in taxable interest rates (including properties accounted for under the equity method, corporate debt and the effect of interest rate floors) would increase the annual pre-tax interest cost for the next 12 months of our variable-rate debt by approximately $5,226,000 at March 31, 2016. Although tax-exempt rates generally move in an amount smaller than corresponding changes in taxable interest rates, a 100 basis point increase in tax-exempt rates (including properties accounted for under the equity method) would increase the annual pre-tax interest cost for the next 12 months of our tax-exempt variable-rate debt by approximately $6,231,000 at March 31, 2016. This analysis includes a portion of our taxable and tax-exempt variable-rate debt related to construction loans for which the interest expense is capitalized.
We enter into total rate of return swaps (“TROR”) on various tax-exempt fixed-rate borrowings. The TROR convert borrowings from a fixed rate to a variable rate. In exchange for a fixed rate, the TROR requires the payment of a variable interest rate, generally equivalent to the SIFMA rate (0.40% at March 31, 2016) plus a spread. Additionally, we have guaranteed the fair value of the underlying borrowings. Fluctuation in the value of the TROR is offset by the fluctuation in the value of the underlying borrowings, resulting in minimal financial impact. At March 31, 2016, the aggregate notional amount of TROR designated as fair value hedging instruments is $471,985,000. The underlying TROR borrowings are subject to a fair value adjustment. In addition, we have TROR with notional amounts aggregating $138,770,000 that are not designated as fair value hedging instruments, but is subject to interest rate risk.

We estimate the fair value of our hedging instruments based on interest rate market and bond pricing models. At March 31, 2016 and December 31, 2015, we recorded interest rate caps, swaps and TROR with positive fair values of approximately $13,894,000 and $13,311,000, respectively, in other assets. At March 31, 2016 and December 31, 2015, we recorded interest rate swaps and TROR that had a negative fair value of approximately $74,658,000 and $73,679,000, respectively, in accounts payable, accrued expenses and other liabilities.
We estimate the fair value of our long-term debt instruments by market rates, if available, or by discounting future cash payments at interest rates that approximate the current market. Estimated fair value is based upon market prices of public debt, available industry financing data, current treasury rates and recent financing transactions. Based on these parameters, the table below contains the estimated fair value of our long-term debt, net (exclusive of the fair value of derivatives) at March 31, 2016.

	Carrying Value	Fair Value	Fair Value with 100 bp Decrease in Market Rates
	(in thousands)
Fixed	$2,022,892	$2,103,378	$2,202,996
Variable
Taxable	1,120,506	1,103,455	1,107,001
Tax-Exempt	588,803	586,826	587,327
Total Variable	$1,709,309	$1,690,281	$1,694,328
Total Long-Term Debt	$3,732,201	$3,793,659	$3,897,324
The following table provides information about our long-term debt instruments that are sensitive to changes in interest rates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk (continued)
March 31, 2016

	Expected Maturity Date
	Year Ending December 31,
Long-Term Debt	2016	2017	2018	2019	2020	Period Thereafter	Net Unamortized Procurement Costs	Total Outstanding	Fair Market Value
	(dollars in thousands)
Fixed:
Fixed-rate debt	$112,592	$269,640	$208,722	$113,399	$160,727	$1,069,161	$(23,187)	$1,911,054	$1,982,097
Weighted average interest rate	7.54%	5.65%	4.57%	4.03%	5.09%	4.36%		4.79%
Convertible senior debt (1)	—	—	73,216	—	40,021	—	(1,399)	111,838	121,281
Weighted average interest rate	—%	—%	4.25%	—%	3.63%	—%		4.03%
Total Fixed-Rate Debt	112,592	269,640	281,938	113,399	200,748	1,069,161	(24,586)	2,022,892	2,103,378
Variable:
Variable-rate debt	62,825	682,640	95,760	239,592	184	53,101	(13,596)	1,120,506	1,103,455
Weighted average interest rate (2)	2.84%	6.20%	2.97%	2.35%	4.37%	3.23%		4.79%
Tax-exempt	—	—	143,386	8,500	—	444,061	(7,144)	588,803	586,826
Weighted average interest rate (2)	—%	—%	1.80%	3.38%	—%	1.37%		1.50%
Revolving credit facility (1)	—	—	—	—	—	—		—	—
Weighted average interest rate (2)	—%	—%	—%	—%	—%	—%		—%
Total Variable-Rate Debt	62,825	682,640	239,146	248,092	184	497,162	(20,740)	1,709,309	1,690,281
Total Long-Term Debt	$175,417	$952,280	$521,084	$361,491	$200,932	$1,566,323	$(45,326)	$3,732,201	$3,793,659
Weighted average interest rate	5.86%	6.04%	3.47%	2.90%	4.80%	3.48%		4.25%

(1)	Represents recourse debt.

(2)	Weighted average interest rate is based on current market rates as of March 31, 2016.

Item 4. Controls and Procedures
The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or furnishes under the Securities Exchange Act of 1934 (“Securities Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this quarterly report, an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, was carried out under the supervision and with the participation of the Company’s management, which includes the CEO and CFO. Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2016.
As a result of the Company’s plan to convert to real estate investment trust (“REIT”) status commencing with the year ending December 31, 2016, management designed and implemented additional internal controls during the quarter ended March 31, 2016 to monitor compliance of the regulatory requirements associated with the planned REIT election. These internal controls only represent additions to the Company’s existing internal control over financial reporting framework. With the exception of these additional internal controls, there have been no other changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
In connection with the rules, the Company continues to review and document its disclosure controls and procedures, including the Company’s internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and ensuring that the Company’s systems evolve with the business.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings
The Company is involved in various claims and lawsuits incidental to its business, and management and legal counsel believe these claims and lawsuits will not have a material adverse effect on the Company’s consolidated financial statements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) and (b) – Not applicable.
(c) – Repurchase of equity securities during the quarter.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Amount that May Yet Be Purchased Under the Plans or Programs
Class A Common Stock
January 1 through January 31, 2016
Common Stock Repurchase Program (1)	—	$—	—	$100,000,000
Employee Transactions (2)	16,193	$21.33	—
February 1 through February 29, 2016
Common Stock Repurchase Program (1)	—	$—	—	$100,000,000
Employee Transactions (2)	105,618	$17.96	—
March 1 through March 31, 2016
Common Stock Repurchase Program (1)	—	$—	—	$100,000,000
Employee Transactions (2)	99,049	$20.96	—
Total
Common Stock Repurchase Program (1)	—	$—	—	$100,000,000
Employee Transactions (2)	220,860	$19.56	—

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

(2)	Class A common stock repurchased to satisfy the minimum tax withholding requirements relating to restricted stock and performance shares vesting.

Item 6. Exhibits

Exhibit Number		Description of Document

10.1	-
Form of Purchase Agreement, dated March 9, 2016, pertaining to 4.25% Convertible Senior Notes due 2018, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 9, 2016 (File No. 1-37671).

10.2	-
Form of Purchase Agreement, dated March 9, 2016, pertaining to 3.625% Convertible Senior Notes due 2020, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on March 9, 2016 (File No. 1-37671).

*+10.3	-	Forest City Realty Trust, Inc. Board of Directors Compensation Policy (As Amended and Restated), effective January 1, 2016.

+10.4	-
Employment Agreement, effective January 1, 2016, by and among David J. LaRue and Forest City Employer, LLC, incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on November 23, 2015 (File No. 333-205607).

+10.5	-
Agreement regarding death benefits, effective January 1, 2016, by and among David J. LaRue and Forest City Employer, LLC, incorporated by reference to Exhibit 10.7 to the Company’s Form 8-K filed on November 23, 2015 (File No. 333-205607).

+10.6	-
Employment Agreement, effective January 1, 2016, by and among Robert G. O’Brien and Forest City Employer, LLC, incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on November 23, 2015 (File No. 333-205607).

+10.7	-
Agreement regarding death benefits, effective January 1, 2016, by and among Robert G. O’Brien and Forest City Employer, LLC, incorporated by reference to Exhibit 10.8 to the Company’s Form 8-K filed on November 23, 2015 (File No. 333-205607).

+10.8	-
Employment Agreement, effective January 1, 2016, by and among Charles A. Ratner and Forest City Employer, LLC, incorporated by reference to Exhibit 10.34 to the Company’s Form 10-K filed on February 23, 2016 (File No. 1-37671).

+10.9	-
Employment Agreement, effective January 1, 2016, by and among James A. Ratner and Forest City Employer, LLC, incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K filed on November 23, 2015 (File No. 333-205607).

+10.10	-
Employment Agreement, effective January 1, 2016, by and among Ronald A. Ratner and Forest City Employer, LLC, incorporated by reference to Exhibit 10.6 to the Company’s Form 8-K filed on November 23, 2015 (File No. 333-205607).

+10.11	-
Employment Agreement, effective January 1, 2016, by and among Bruce C. Ratner and Forest City Employer, LLC, incorporated by reference to Exhibit 10.37 to the Company’s Form 10-K filed on February 23, 2016 (File No. 1-37671).

10.12	-
Joinder Agreement, dated as of January 4, 2016, made by Forest City Realty Trust Inc., as the New Guarantor, in favor of Bank of America, N.A., as administrative agent, for the Lenders referred to in the Credit Agreement, dated as of November 17, 2015, incorporated by reference to Exhibit 10.40.1 to the Company’s Form 10-K filed on February 23, 2016 (File No. 1-37671).

*10.13	-
First Amendment, dated as of January 4, 2016, to the Credit Agreement, dated as of November 17, 2015, by and among Forest City Enterprises, L.P., as Borrower, Bank of America, N.A., as Administrative Agent, Bank of America, N.A. and PNC Bank, National Association as Swing Line Lenders and L/C Issuers, PNC Bank, National Association as Syndication Agent, Citibank N.A., KeyBank National Association and The Bank of New York Mellon, as Co-Documentation Agents, and the various lenders party thereto.

10.14	-
Second Amendment, dated as of May 4, 2016, to the Credit Agreement, dated as of November 17, 2015, by and among Forest City Enterprises, L.P., as Borrower, Bank of America, N.A., as Administrative Agent, Bank of America, N.A. and PNC Bank, National Association as Swing Line Lenders and L/C Issuers, PNC Bank, National Association as Syndication Agent, Citibank N.A., KeyBank National Association and The Bank of New York Mellon, as Co-Documentation Agents, and the various lenders party thereto, incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on May 5, 2016 (File No. 1-37671).

10.15	-
Accordion Exercise Letter, dated as of May 4, 2016, pursuant to the Credit Agreement, dated as of November 17, 2015, by and among Forest City Enterprises, L.P., as Borrower, Bank of America, N.A., as Administrative Agent, Bank of America, N.A. and PNC Bank, National Association as Swing Line Lenders and L/C Issuers, PNC Bank, National Association as Syndication Agent, Citibank N.A., KeyBank National Association and The Bank of New York Mellon, as Co-Documentation Agents, and the various lenders party thereto, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on May 5, 2016 (File No. 1-37671).

10.16	-
Credit Agreement, dated as of May 4, 2016, by and among Forest City Enterprises, L.P., as Borrower, Bank of America, N. A., as Administrative Agent, PNC Bank, National Association as Syndication Agent, and the various lenders party thereto, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on May 5, 2016 (File No. 1-37671).

*31.1	-	Principal Executive Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	-	Principal Financial Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**32.1	-	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101	-
The following financial information from Forest City Realty Trust, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited); (ii) Consolidated Statements of Operations (unaudited); (iii) Consolidated Statements of Comprehensive Income (Loss) (unaudited); (iv) Consolidated Statements of Equity (unaudited); (v) Consolidated Statements of Cash Flows (unaudited); and (vi) Notes to Consolidated Financial Statements (unaudited).

+	Management contract or compensatory arrangement.
*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FOREST CITY REALTY TRUST, INC. (Registrant)

Date:	May 5, 2016	/s/ ROBERT G. O’BRIEN
Name: Robert G. O’Brien
Title: Executive Vice President and Chief Financial Officer

Date:	May 5, 2016	/s/ CHARLES D. OBERT
Name: Charles D. Obert
Title: Senior Vice President, Chief Accounting Officer and Corporate Controller