Form 10-Q
period 2016-06-30
Forest City Realty Trust, Inc.
filed 2016-08-04
CIK 1647509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________
Form 10-Q
_____________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Class	Outstanding at August 1, 2016
Class A Common Stock, $.01 par value	241,563,446 shares
Class B Common Stock, $.01 par value	18,788,287 shares

Forest City Realty Trust, Inc. and Subsidiaries

i

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Forest City Realty Trust, Inc. and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

	June 30, 2016
	(Unaudited)	December 31, 2015
	(in thousands)
Assets
Real Estate
Completed rental properties	$7,241,004	$7,694,071
Projects under construction and development	762,610	889,618
Land inventory	73,420	69,318
Total Real Estate	8,077,034	8,653,007
Less accumulated depreciation	(1,453,163)	(1,624,920)
Real Estate, net – (variable interest entities $2,217.6 million and $668.9 million, respectively)	6,623,871	7,028,087
Cash and equivalents – (variable interest entities $65.2 million and $17.9 million, respectively)	385,819	265,677
Restricted cash – (variable interest entities $50.9 million and $8.0 million, respectively)	143,085	161,891
Accounts receivable, net	198,681	221,562
Notes receivable	396,955	154,585
Investments in and advances to unconsolidated entities	836,305	678,872
Other assets – (variable interest entities $82.1 million and $2.3 million, respectively)	324,292	402,444
Deferred income taxes, net	—	83,645
Assets held for sale	—	926,387
Total Assets	$8,909,008	$9,923,150
Liabilities and Equity
Liabilities
Nonrecourse mortgage debt and notes payable, net – (variable interest entities $1,317.6 million and $302.5 million, respectively)	$3,684,862	$3,955,702
Revolving credit facility	—	—
Term loan facility	—	—
Convertible senior debt, net	111,952	267,235
Accounts payable, accrued expenses and other liabilities – (variable interest entities $254.9 million and $99.4 million, respectively)	770,016	862,817
Cash distributions and losses in excess of investments in unconsolidated entities	141,972	150,255
Liabilities held for sale	—	552,607
Total Liabilities	4,708,802	5,788,616
Redeemable Noncontrolling Interest	—	159,978
Commitments and Contingencies	—	—
Equity
Shareholders’ Equity
Preferred stock – $.01 par value, respectively; 20,000,000 shares authorized, no shares issued	—	—
Common stock – $.01 par value
Class A, 371,000,000 shares authorized, 239,891,378 and 238,949,141 shares issued and outstanding, respectively	2,399	2,389
Class B, convertible, 56,000,000 shares authorized, 18,788,287 and 18,805,285 shares issued and outstanding, respectively; 26,257,961 issuable	188	188
Total common stock	2,587	2,577
Additional paid-in capital	2,476,356	2,524,420
Retained earnings	1,272,663	1,059,240
Shareholders’ equity before accumulated other comprehensive loss	3,751,606	3,586,237
Accumulated other comprehensive loss	(59,234)	(67,905)
Total Shareholders’ Equity	3,692,372	3,518,332
Noncontrolling interest	507,834	456,224
Total Equity	4,200,206	3,974,556
Total Liabilities and Equity	$8,909,008	$9,923,150

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Realty Trust, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands, except per share data)
Revenues
Rental	$162,546	$147,980	$325,729	$289,086
Tenant recoveries	28,644	32,355	60,234	63,080
Service and management fees	12,511	11,863	21,193	21,483
Parking and other	14,041	14,623	29,398	26,499
Land sales	8,221	15,391	12,154	24,054
Military Housing	—	10,507	3,518	16,779
Total revenues	225,963	232,719	452,226	440,981
Expenses
Property operating and management	82,235	95,707	173,615	188,725
Real estate taxes	21,600	21,910	46,066	42,698
Ground rent	3,447	3,047	7,086	5,675
Cost of land sales	1,702	4,216	2,042	6,527
Military Housing operating	—	2,126	2,730	4,351
Corporate general and administrative	15,950	12,201	31,602	25,704
REIT conversion, reorganization costs and termination benefits	5,681	9,771	14,401	15,983
	130,615	148,978	277,542	289,663
Depreciation and amortization	62,418	56,200	125,629	109,224
Write-offs of abandoned development projects	—	5,778	—	5,778
Impairment of real estate	2,100	—	14,564	—
Total expenses	195,133	210,956	417,735	404,665
Operating income	30,830	21,763	34,491	36,316

Interest and other income	11,031	9,278	20,685	18,982
Gains on change in control of interests	—	487,684	—	487,684
Interest expense	(32,435)	(37,625)	(67,070)	(80,093)
Amortization of mortgage procurement costs	(1,416)	(1,862)	(3,081)	(3,963)
Loss on extinguishment of debt	—	(3,190)	(29,084)	(38,344)
Earnings (loss) before income taxes and earnings from unconsolidated entities	8,010	476,048	(44,059)	420,582
Earnings from unconsolidated entities
Equity in earnings	8,551	516	19,087	10,631
Net gain on disposition of interest in unconsolidated entities	12,613	19,284	12,613	19,284
	21,164	19,800	31,700	29,915
Earnings (loss) before income taxes	29,174	495,848	(12,359)	450,497
Income tax expense (benefit) of taxable REIT subsidiaries (2016)
Current	327	6,794	1,249	6,059
Deferred	(135)	177,675	393	181,494
	192	184,469	1,642	187,553
Earnings (loss) before gains (loss) on disposal of real estate	28,982	311,379	(14,001)	262,944
Net gain on disposition of interest in development project	—	—	136,117	—
Net gain (loss) on disposition of full or partial interest in rental properties, net of tax	(623)	—	89,018	—
Earnings from continuing operations	28,359	311,379	211,134	262,944
Discontinued operations, net of tax
Operating loss from rental properties	—	(7,819)	(1,126)	(15,897)
Gain on disposition of disposal group	—	—	64,553	—
Equity in earnings (loss)	—	(484)	(822)	(975)
	—	(8,303)	62,605	(16,872)
Net earnings	28,359	303,076	273,739	246,072
Noncontrolling interests, gross of tax
Earnings from continuing operations attributable to noncontrolling interests	(1,760)	(4,089)	(3,881)	(6,282)
Loss from discontinued operations attributable to noncontrolling interests	—	4,769	776	9,757
	(1,760)	680	(3,105)	3,475
Net earnings attributable to Forest City Realty Trust, Inc.	$26,599	$303,756	$270,634	$249,547

Basic earnings (loss) per common share
Earnings (loss) from continuing operations attributable to common shareholders	$0.10	$1.29	$0.79	$1.15
Earnings (loss) from discontinued operations attributable to common shareholders	—	(0.02)	0.24	(0.03)
Net earnings (loss) attributable to common shareholders	$0.10	$1.27	$1.03	$1.12
Diluted earnings (loss) per common share
Earnings (loss) from continuing operations attributable to common shareholders	$0.10	$1.19	$0.78	$1.07
Earnings (loss) from discontinued operations attributable to common shareholders	—	(0.01)	0.24	(0.03)
Net earnings (loss) attributable to common shareholders	$0.10	$1.18	$1.02	$1.04

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Realty Trust, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended June 30,
	2016	2015
	(in thousands)
Net earnings	$28,359	$303,076
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments (net of tax of $0 and $20, respectively)	11	(32)
Unrealized net gains on interest rate derivative contracts (net of tax of $0 and $(3,909), respectively)	6,508	5,276
Total other comprehensive income, net of tax	6,519	5,244
Comprehensive income	34,878	308,320
Comprehensive (income) loss attributable to noncontrolling interest	(1,764)	675
Total comprehensive income attributable to Forest City Realty Trust, Inc.	$33,114	$308,995

	Six Months Ended June 30,
	2016	2015
	(in thousands)
Net earnings	$273,739	$246,072
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments (net of tax of $0 and $50, respectively)	95	(80)
Unrealized net gains on interest rate derivative contracts (net of tax of $0 and $(4,873), respectively)	8,584	6,801
Total other comprehensive income, net of tax	8,679	6,721
Comprehensive income	282,418	252,793
Comprehensive (income) loss attributable to noncontrolling interest	(3,113)	3,467
Total comprehensive income attributable to Forest City Realty Trust, Inc.	$279,305	$256,260

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Realty Trust, Inc. and Subsidiaries
Consolidated Statements of Equity
(Unaudited)

									Accumulated
	Common Stock				Additional				Other
	Class A		Class B		Paid-In	Retained	Treasury Stock		Comprehensive	Noncontrolling
	Shares	Amount	Shares	Amount	Capital	Earnings	Shares	Amount	(Loss) Income	Interest	Total
	(in thousands)
Balances at December 31, 2014	180,859	$60,286	19,209	$6,403	$1,165,828	$563,198	1,095	$(18,922)	$(58,846)	$434,776	$2,152,723
Net earnings, net of $16,962 loss attributable to redeemable noncontrolling interest						496,042				13,258	509,300
Other comprehensive income, net of tax									(9,059)	16	(9,043)
Issuance of Class A shares in equity offering	37,375	12,458			794,042						806,500
Adjustment of Class A and Class B par value from $.33 to $.01		(77,252)		(6,080)	83,332						—
Purchase of treasury stock							223	(5,543)			(5,543)
Conversion of Class B to Class A shares	404	135	(404)	(135)							—
Proceeds and Class A shares received from termination of Convertible Senior Notes hedge					24,321		258	(6,503)			17,818
Issuance of Class A shares in exchange for Convertible Senior Notes	19,967	6,656			403,924						410,580
Restricted stock vested	810	253			(253)						—
Repurchase of Class A common shares	(26)				(579)						(579)
Exercise of stock options and write-off of deferred tax asset related to expired stock options					(2,079)		(104)	2,031			(48)
Stock-based compensation					31,835						31,835
Exchange of 2006 Class A Common Units for Class A common shares	1,032	344			52,319					(52,663)	—
Acquisition of partners’ noncontrolling interest in consolidated subsidiaries					(303)					(9)	(312)
Contributions from noncontrolling interests										106,244	106,244
Distributions to noncontrolling interests										(44,624)	(44,624)
Adjustment due to change in ownership of consolidated subsidiaries					479					(774)	(295)
Retirement of treasury stock	(1,472)	(491)			(28,446)		(1,472)	28,937			—
Balances at December 31, 2015	238,949	$2,389	18,805	$188	$2,524,420	$1,059,240	—	$—	$(67,905)	$456,224	$3,974,556
Net earnings, net of $776 loss attributable to redeemable noncontrolling interest						270,634				3,881	274,515
Other comprehensive income									8,671	8	8,679
Common stock dividends						(57,211)					(57,211)
Conversion of Class B to Class A shares	17	—	(17)	—							—
Restricted stock and performance shares vested	1,188	12			(12)						—
Repurchase of Class A common shares	(358)	(3)			(7,195)						(7,198)
Exercise of stock options	86	1			1,157						1,158
Stock-based compensation					13,171						13,171
Issuance of Class A common shares in exchange for 2016 Senior Notes	9	—			186						186
Acquisition of partners’ noncontrolling interest in consolidated subsidiaries					(55,371)					19,613	(35,758)
Contributions from noncontrolling interests										40,448	40,448
Distributions to noncontrolling interests										(12,340)	(12,340)
Balances at June 30, 2016 (Unaudited)	239,891	$2,399	18,788	$188	$2,476,356	$1,272,663	—	$—	$(59,234)	$507,834	$4,200,206

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Realty Trust, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2016	2015
	(in thousands)
Net earnings	$273,739	$246,072
Depreciation and amortization	125,629	109,224
Amortization of mortgage procurement costs	3,081	3,963
Impairment of real estate	14,564	—
Write-offs of abandoned development projects	—	5,778
Loss on extinguishment of debt	29,084	38,344
Net gain on disposition of interest in development project	(136,117)	—
Net gain on disposition of full or partial interest in rental properties, net of tax	(89,018)	—
Gains on change in control of interests	—	(487,684)
Deferred income tax expense	393	181,494
Earnings from unconsolidated entities	(31,700)	(29,915)
Stock-based compensation expense	10,612	11,242
Amortization and mark-to-market adjustments of derivative instruments	3,534	(4,547)
Cash distributions from operations of unconsolidated entities	35,598	30,483
Non-cash operating expenses and deferred taxes included in discontinued operations	(309)	15,619
Loss from unconsolidated entities included in discontinued operations	1,400	1,593
Gain on disposition of disposal group included in discontinued operations, net of tax	(64,553)	—
(Increase) decrease in land inventory	(3,775)	2,575
Decrease (increase) in accounts receivable	3,822	(8,746)
Decrease (increase) in other assets	4,695	(7,405)
Decrease in accounts payable, accrued expenses and other liabilities	(87,506)	(19,697)
Net cash provided by operating activities	93,173	88,393
Cash flows from investing activities
Capital expenditures	(303,737)	(187,430)
Capital expenditures of assets included in discontinued operations	(690)	(4,522)
Acquisitions	—	(397,275)
Payment of lease procurement costs	(3,145)	(5,624)
Increase in notes receivable	(26,321)	(20,834)
Payments on notes receivable	58,000	2,721
Decrease in restricted cash used for investing purposes	16,668	38,934
Cash held at Arena upon disposition	(28,041)	—
Proceeds from disposition of rental properties or development project	507,226	1,650
Contributions to investments in and advances to unconsolidated entities	(93,087)	(56,306)
Distributions from investments in and advances to unconsolidated entities	20,758	4,000
Net cash provided by (used in) investing activities	147,631	(624,686)
Cash flows from financing activities
Proceeds from nonrecourse mortgage debt and notes payable	170,933	142,201
Principal payments on nonrecourse mortgage debt and notes payable	(57,234)	(394,531)
Borrowings on revolving credit facility	—	111,850
Payments on revolving credit facility	—	(111,850)
Redemption of Senior Notes due 2018 & 2020	(157,644)	—
Payments to noteholders related to exchange of convertible senior notes	(24,376)	(37,752)
Transaction costs related to exchange of convertible senior notes	(2,460)	(4,675)
Proceeds received from termination of convertible senior note hedge	—	17,818
Proceeds from issuance of Class A common stock, net of $34,438 of transaction costs	—	806,500
Payment of deferred financing costs	(4,221)	(10,108)
Repurchase of Class A common shares	(7,198)	(5,412)
Exercise of stock options	1,158	445
Dividends paid to shareholders	(57,211)	—
Acquisitions of noncontrolling interests	(38,968)	(308)
Contributions from noncontrolling interests	40,430	42,683
Distributions to noncontrolling interests	(11,914)	(12,236)
Net cash (used in) provided by financing activities	(148,705)	544,625
Net increase in cash and equivalents	92,099	8,332
Cash and equivalents at beginning of period	293,720	326,518
Cash and equivalents at end of period	$385,819	$334,850

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

A. Accounting Policies
General
Forest City Realty Trust, Inc. (with its subsidiaries, the “Company”) principally engages in the ownership, development, management and acquisition of commercial and residential real estate and land throughout the United States. The Company had approximately $8.9 billion of consolidated assets in 20 states and the District of Columbia at June 30, 2016. The Company’s core markets include Boston, Chicago, Dallas, Denver, Los Angeles, Philadelphia, and the greater metropolitan areas of New York City, San Francisco and Washington D.C. The Company has regional offices in Boston, Dallas, Denver, Los Angeles, New York City, San Francisco, Washington, D.C., and the Company’s corporate headquarters in Cleveland, Ohio.
The Company recently completed an internal reorganization and intends to present reportable segments based on this new structure beginning in the reporting period ending September 30, 2016. The new structure is organized around function (real estate operations, real estate development and corporate support services) instead of the Company’s historical structure which was organized primarily around asset type (commercial, residential and land). Real Estate Operations is expected to be comprised of three reportable operating segments: Office, Retail and Apartments. Real Estate Development, Corporate and Other are expected to be the Company’s remaining three reportable operating segments.
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
The Company holds substantially all of its assets, and conducts substantially all of its business, through the Operating Partnership. The Company is the sole general partner of the Operating Partnership and, as of June 30, 2016, the Company directly or indirectly owns all of the limited partnership interests in the Operating Partnership.

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

The Company holds and operates certain of its assets through one or more taxable REIT subsidiaries (“TRSs”). A TRS is a subsidiary of a REIT that is subject to applicable corporate income tax. The Company’s use of TRSs enables it to continue to engage in certain businesses while complying with REIT qualification requirements and also allows the Company to retain income generated by these businesses for reinvestment without the requirement of distributing those earnings. The primary non-REIT qualified businesses held in TRSs include 461 Dean Street, an apartment building under construction in Brooklyn, New York, Pacific Park Brooklyn project, the land development group, Barclays Center arena (sold in January 2016), the Brooklyn Nets (the “Nets”), a member of the National Basketball Association (“NBA”) (sold in January 2016), and military housing operations (sold in February 2016). In the future, the Company may elect to reorganize and transfer certain assets or operations from its TRSs to other subsidiaries, including qualified REIT subsidiaries.
Use of Estimates
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires the Company to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and related notes. Some of the critical estimates include, but are not limited to, determination of the primary beneficiary of variable interest entities (“VIEs”), estimates of useful lives for long-lived assets, reserves for collection on accounts and notes receivable, gains on change in control of interests, impairment of real estate and other-than-temporary impairments on equity method investments. Actual results could differ from those estimates.
Variable Interest Entities
As of June 30, 2016, the Company determined it was the primary beneficiary of 49 VIEs representing 40 consolidated properties. The creditors of the consolidated VIEs do not have recourse to the Company’s general credit. As of June 30, 2016, the Company determined it was not the primary beneficiary of 61 VIEs and accounts for these interests as equity method investments. The maximum exposure to loss of these unconsolidated VIEs is limited to $437,000,000, the Company’s investment balances as of June 30, 2016. The increase in the number of VIEs along with the increase in the VIE assets and liabilities disclosed on the Consolidated Balance Sheet relate to the adoption of the new consolidation accounting guidance. Prior year VIE disclosures on the Consolidated Balance Sheet were not required to be adjusted. See the New Accounting Guidance section for more information.
Reclassifications
During 2016, the Company established two new financial statement line items on the Consolidated Balance Sheet, “Accounts receivable, net” and “Notes receivable”, to report accounts receivable and notes receivable in separate line items. Previously accounts receivable and notes receivable were reported together in the “Notes and accounts receivable, net” financial statement line item. Prior year amounts have been reclassified to conform to the current year’s presentation. Certain prior year amounts related to discontinued operations in the accompanying consolidated financial statements have been reclassified to conform to the current year’s presentation.
New Accounting Guidance
The following accounting pronouncements were adopted during the six months ended June 30, 2016:
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

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

The following new accounting pronouncements will be adopted on their respective effective dates:
In May 2014, the FASB issued an amendment to the accounting guidance for revenue from contracts with customers. The core principle of this guidance is an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance defines steps an entity should apply to achieve the core principle. This guidance is effective for annual reporting periods beginning after December 15, 2017 and interim reporting periods within that annual period and allows for both retrospective and modified retrospective methods of adoption. Early adoption is permitted for annual periods beginning after December 15, 2016. The Company intends to adopt the guidance using the modified retrospective method and is currently in the process of evaluating the impact of adopting this guidance on its consolidated financial statements.
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
As a result of the January 2016 sale of 625 Fulton Avenue, a development site in Brooklyn, New York, the Company accrued $6,238,000 during the three months ended March 31, 2016 related to a tax indemnity payment due to the BCR Entities in accordance with the terms of the Tax Protection Agreement. The amount is expected to be paid in quarterly installments during the year ending December 31, 2016 and the first quarter of 2017. The Company paid the first and second installments of $1,560,000 in April and June 2016.
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

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Accumulated Other Comprehensive Loss
The following table summarizes the components of accumulated other comprehensive income (loss) (“accumulated OCI”):

	June 30, 2016	December 31, 2015
	(in thousands)
Unrealized losses on foreign currency translation	$—	$95
Unrealized losses on interest rate derivative contracts (1)	59,304	67,888
	59,304	67,983
Noncontrolling interest	(70)	(78)
Accumulated Other Comprehensive Loss	$59,234	$67,905

(1)
Included in the amounts as of June 30, 2016 and December 31, 2015 are $36,950 and $48,002, respectively, of unrealized loss on an interest rate swap associated with the New York Times office building on its nonrecourse mortgage debt with a notional amount of $640,000. This swap effectively fixes the mortgage at an all-in lender interest rate of 6.40% and expires in September 2017.

The following table summarizes the changes, net of tax and noncontrolling interest, of accumulated OCI by component:

	Foreign Currency Translation	Interest Rate Contracts	Total
	(in thousands)
Six Months Ended June 30, 2016
Balance, January 1, 2016	$(95)	$(67,810)	$(67,905)
Gain (loss) recognized in accumulated OCI	95	(11,590)	(11,495)
Loss reclassified from accumulated OCI	—	20,166	20,166
Total other comprehensive income	95	8,576	8,671
Balance, June 30, 2016	$—	$(59,234)	$(59,234)
Six Months Ended June 30, 2015
Balance, January 1, 2015	$(84)	$(58,762)	$(58,846)
Loss recognized in accumulated OCI	(80)	(4,716)	(4,796)
Loss reclassified from accumulated OCI	—	11,509	11,509
Total other comprehensive income	(80)	6,793	6,713
Balance, June 30, 2015	$(164)	$(51,969)	$(52,133)
The following table summarizes losses reclassified from accumulated OCI and their location on the Consolidated Statements of Operations:

Accumulated OCI Components	Loss Reclassified from Accumulated OCI	Location on Consolidated Statements of Operations
	(in thousands)
Six Months Ended June 30, 2016
Interest rate contracts	$18,436	Interest expense
Interest rate contracts	113	Net gain (loss) on disposition of full or partial interest in rental properties, net of tax
Interest rate contracts	1,625	Earnings from unconsolidated entities
	20,174	Total before income tax and noncontrolling interest
	(8)	Noncontrolling interest
	$20,166	Loss reclassified from accumulated OCI
Six Months Ended June 30, 2015
Interest rate contracts	$18,312	Interest expense
Interest rate contracts	(900)	Gains on change in control of interests
Interest rate contracts	1,967	Earnings from unconsolidated entities
	19,379	Total before income tax and noncontrolling interest
	(7,862)	Income tax benefit
	(8)	Noncontrolling interest
	$11,509	Loss reclassified from accumulated OCI

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Noncontrolling Interest
The Company owned an equity interest in Barclays Center arena and the Brooklyn Nets (the “Nets”), a member of the National Basketball Association (“NBA”), through the Company’s consolidated subsidiary Nets Sports & Entertainment (“NS&E”). During the six months ended June 30, 2016, subsequent to the sale of Barclays Center and the Nets, the Company purchased NS&E’s partners’ interest for $38,951,000. This cash payment together with the partners’ historical debit noncontrolling interest balance resulted in a decrease to additional paid-in capital as reflected on the Consolidated Statement of Equity.
REIT Conversion, Reorganization Costs and Termination Benefits
The following table summarizes the components of REIT conversion, reorganization costs and termination benefits:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
REIT conversion costs	$91	$2,425	$863	$4,775
Reorganization costs	2,978	5,118	5,975	8,980
Termination benefits	2,612	2,228	7,563	2,228
Total	$5,681	$9,771	$14,401	$15,983
During the three and six months ended June 30, 2016 and 2015, the Company incurred costs associated with its REIT conversion and internal reorganization consisting primarily of legal, accounting, consulting and other professional fees. These costs have been segregated and are included in REIT conversion, reorganization costs and termination benefits in the Consolidated Statements of Operations.
The Company experienced a workplace reduction as a result of reorganization efforts during the six months ended June 30, 2016 and the year ended December 31, 2015. As a result, termination benefits expenses (outplacement and severance) are included in REIT conversion, reorganization costs and termination benefits in the Consolidated Statements of Operations and reported in the Corporate Activities segment.
The following table summarizes the activity in the accrued severance balance for termination benefits for the three and six months ended June 30, 2016:

Total
(in thousands)
Accrued severance benefits, January 1, 2016	$16,338
Termination benefits expense	4,951
Payments	(9,567)
Accrued severance benefits, March 31, 2016	$11,722
Termination benefits expense	2,612
Payments	(3,057)
Accrued severance benefits, June 30, 2016	$11,277

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Supplemental Non-Cash Disclosures
The following table summarizes the impact to the applicable balance sheet line items as a result of various non-cash transactions. Non-cash transactions primarily include dispositions of operating properties whereby the nonrecourse mortgage debt is assumed by the buyer, acquisition of rental properties, exchanges of senior notes for Class A common stock, changes in consolidation methods of fully consolidated properties and equity method investments due to the occurrence of triggering events including, but not limited to, disposition of a partial interest in rental properties or development project or acquisition of partner’s interest, change in construction payables and other capital expenditures, notes receivable from the sale of rental properties or development project, redemption of redeemable noncontrolling interest, adoption of new accounting guidance for debt issuance costs and capitalization of stock-based compensation granted to employees directly involved with the development and construction of real estate.

	Six Months Ended June 30,
	2016	2015
	(in thousands)
Non-cash changes to balance sheet - Investing Activities
Projects under construction and development	$(35,689)	$37,022
Completed rental properties	(1,178,704)	840,553
Restricted cash	(12,265)	8,969
Notes receivable	275,700	—
Investments in and advances to affiliates - due to dispositions or change in control	125,732	71,438
Investments in and advances to affiliates - other activity	1,720	14,990
Total non-cash effect on investing activities	$(823,506)	$972,972
Non-cash changes to balance sheet - Financing Activities
Nonrecourse mortgage debt and notes payable, net	$(843,595)	$450,470
Convertible senior debt, net	(125)	(286,196)
Class A common stock	—	4,548
Additional paid-in capital	(13,659)	285,595
Treasury stock	—	(6,503)
Redeemable noncontrolling interest	(159,202)	—
Noncontrolling interest	19,179	(585)
Total non-cash effect on financing activities	$(997,402)	$447,329

B. Notes Receivable
The following table summarizes the components of the Company’s interest bearing notes receivable:

	June 30, 2016	December 31, 2015	Date of Maturity
	(in thousands)
Stapleton	$156,674	$133,421	Various
The Nets sale	125,100	—	January 2021
Barclays Center sale	92,600	—	January 2019
Other	22,581	21,164	Various
Total	$396,955	$154,585
See Note T – Assets and Liabilities Held for Sale and Discontinued Operations for additional information on the Nets and Barclays Center sales.

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

C. Nonrecourse Mortgage Debt and Notes Payable, Net
The following table summarizes the nonrecourse mortgage debt and notes payable, net maturities as of June 30, 2016:

Years Ending December 31,
(in thousands)
2016	$120,502
2017	953,699
2018	468,788
2019	384,228
2020	173,096
Thereafter	1,626,891
3,727,204
Net unamortized mortgage procurement costs	(42,342)
Total	$3,684,862

D. Revolving Credit Facility
In November 2015, the Company entered into a Revolving Credit Agreement which provided for total available borrowings of $500,000,000 and contains an accordion provision, subject to bank approval, allowing the Company to increase total available borrowings to $750,000,000 (“Revolving Credit Facility”). The Revolving Credit Facility matures in November 2019, and provides for two additional six-month extension periods, subject to certain conditions. Borrowings bear interest at the Company’s option at either London Interbank Offered Rate (“LIBOR”) (0.47% at June 30, 2016) plus a margin of 1.15% - 1.85% (1.25% at June 30, 2016) or the Prime Rate (3.50% at June 30, 2016) plus a margin of 0.15% - 0.85% (0.25% at June 30, 2016). In addition, the Revolving Credit Facility is subject to an annual facility fee of 0.20% - 0.35% (0.25% at June 30, 2016) of total available borrowings. Up to $150,000,000 of the available borrowings can be used for letters of credit. The applicable margins and annual facility fee are based on the Company’s total leverage ratio. The Revolving Credit Facility has restrictive covenants, including a prohibition on certain types of dispositions, mergers, consolidations, and limitations on lines of business the Company is allowed to conduct. Additionally, the Revolving Credit Facility contains financial covenants, including the maintenance of a maximum total leverage ratio, maximum secured and unsecured leverage ratios, maximum secured recourse leverage ratio, a minimum fixed charge coverage ratio, and a minimum unencumbered interest coverage ratio (all as specified in the Revolving Credit Agreement). At June 30, 2016, the Company was in compliance with all of these financial covenants.
In May 2016, the Company exercised a portion of the accordion provision and increased the total available borrowings to $600,000,000.
The following table summarizes available credit on the Revolving Credit Facility:

	June 30, 2016	December 31, 2015
	(in thousands)
Total available borrowings	$600,000	$500,000
Less outstanding balances:
Borrowings	—	—
Letters of credit	59,520	59,800
Available credit	$540,480	$440,200
As of June 30, 2016 and December 31, 2015, unamortized debt issuance costs related to the Revolving Credit Facility of $3,250,000 and $3,177,000, respectively, are included in other assets on the Consolidated Balance Sheets.

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

E. Term Loan Facility
In May 2016, the Company entered into a Term Loan Credit Agreement which provides for a $335,000,000 senior unsecured term loan credit facility (“Term Loan Facility”) available in up to three draws. The availability of the Term Loan Facility terminates on the earliest to occur of (a) November 30, 2016, (b) the date on which the third borrowing (if any) is made, (c) the date the aggregate principal amount of all term loans outstanding equals the total amount of the Term Loan Facility, and (d) the date the aggregate commitments are terminated or reduced to zero. The Term Loan Facility matures on May 4, 2021 and bears interest at the Company’s option at either LIBOR plus a margin of 1.30% - 2.20% (1.45% at June 30, 2016) or the Base Rate plus a margin of 0.30% - 1.20% (0.45% at June 30, 2016). The applicable margins are based on the Company’s total leverage ratio. Upon the Company obtaining an investment grade credit rating, established by certain debt rating agencies for the Company’s long term, senior, unsecured non-credit enhanced debt (the “Debt Ratings”), the applicable margin will, at the Company’s election, be based on the Company’s then-current Debt Ratings.
The Term Loan Facility contains identical financial covenants as the Revolving Credit Facility as described in Note D – Revolving Credit Facility. Additionally, the Term Loan Facility contains customary events of default provisions, including failure to pay indebtedness, breaches of covenants and bankruptcy or other insolvency events, which could result in the acceleration of all amounts and cancellation of all commitments outstanding under the Term Loan Facility, as well as customary representations and warranties and affirmative and negative covenants.
There were no borrowings outstanding on the Term Loan Facility at June 30, 2016.
As of June 30, 2016, unamortized debt issuance costs related to the Term Loan Facility of $1,932,000 are included in other assets on the Consolidated Balance Sheets.

F. Convertible Senior Debt, Net
The following table summarizes the convertible senior debt, net:

	June 30, 2016	December 31, 2015
	(in thousands)
5.000% Notes due 2016	$—	$125
4.250% Notes due 2018	73,216	154,526
3.625% Notes due 2020	40,021	116,355
	113,237	271,006
Net unamortized debt procurement costs	(1,285)	(3,771)
Total	$111,952	$267,235
All of the senior debt are unsecured senior obligations and rank equally with all existing and future unsecured indebtedness; however, they are effectively subordinated to all existing and future secured indebtedness and other liabilities of the Company’s subsidiaries to the extent of the value of the collateral securing that other debt.
During the six months ended June 30, 2016 and 2015, the Company entered into separate, privately negotiated exchange agreements with certain holders of the Company’s convertible senior notes. Under the terms of the agreements, holders agreed to exchange certain notes for either shares of Class A common stock, cash payments or a combination of both. Under the accounting guidance for induced conversions of convertible debt, additional amounts paid to induce the holders to exchange the notes were expensed resulting in a non-tax deductible loss on extinguishment of debt.

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

The following table summarizes convertible senior debt transactions completed during the six months ended June 30, 2016 and 2015:

Agreement Date	Issuance	Aggregate Principal	Class A Common Shares Issued	Cash Payments to Noteholders	Loss on Extinguishment
		(in thousands, except share data)
2016
January 20, 2016	2016 Senior Notes	$125	9,298	$—	$59
March 14, 2016	2018 Senior Notes	77,310	—	90,958	15,370
March 17, 2016	2018 Senior Notes	4,000	—	4,707	795
March 14, 2016	2020 Senior Notes	76,334	—	86,858	12,823
Total		$157,769	9,298	$182,523	$29,047

2015
February 26, 2015	2018 Senior Notes	$120,087	5,541,115	$13,641	$13,372
February 26, 2015	2020 Senior Notes	128,238	5,297,885	19,283	19,038
March 5, 2015	2016 Senior Notes	40,481	2,805,513	6,163	2,732
Total		$288,806	13,644,513	$39,087	$35,142
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
Convertible Senior Notes due 2018
Holders may convert their 4.250% Convertible Senior Notes due August 15, 2018 (“2018 Senior Notes”) at their option at any time prior to the close of business on the scheduled trading day immediately preceding the maturity date. Initially, upon conversion, a noteholder would have received 46.1425 shares of Class A common stock per $1,000 principal amount of 2018 Senior Notes (“Conversion Rate”), based on a conversion price of approximately $21.67 per share of Class A common stock, subject to adjustment. In accordance with the 2018 Senior Note Indenture, the second quarter 2016 cash dividend paid by the Company triggered a required adjustment to the Conversion Rate from 46.1425 shares of Class A common stock to 46.6375 shares of Class A common stock effective as of June 10, 2016, the record date for the second quarter 2016 dividend. See Note J – Dividends for detailed information on the Company’s cash dividends.
Convertible Senior Notes due 2020
Holders may convert their 3.625% Convertible Senior Notes due August 15, 2020 (“2020 Senior Notes”) at their option at any time prior to the close of business on the scheduled trading day immediately preceding the maturity date. Initially, upon conversion, a noteholder would have received 41.3129 shares of Class A common stock per $1,000 principal amount of 2020 Senior Notes (“Conversion Rate”), based on a conversion price of approximately $24.21 per share of Class A common stock, subject to adjustment. In accordance with the 2020 Senior Note Indenture, the second quarter 2016 cash dividend paid by the Company triggered a required adjustment to the Conversion Rate from 41.3129 shares of Class A common stock to 41.7561 shares of Class A common stock effective as of June 10, 2016, the record date for the second quarter 2016 dividend. See Note J – Dividends for detailed information on the Company’s cash dividends.

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

G. Derivative Instruments and Hedging Activities
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
The effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges is recorded in accumulated OCI and is subsequently reclassified into earnings during the period the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value is recognized directly in earnings. Ineffectiveness was insignificant during the three and six months ended June 30, 2016 and 2015. As of June 30, 2016, the Company expects it will reclassify amounts recorded in accumulated OCI into earnings as an increase in interest expense of approximately $38,461,000 within the next twelve months. However, the actual amount reclassified could vary due to future changes in the fair value of these derivatives.
Fair Value Hedges of Interest Rate Risk
The Company enters into total rate of return swaps (“TROR”) on various tax-exempt fixed-rate borrowings. The TROR convert borrowings from a fixed rate to a variable rate. The TROR requires the payment of a variable interest rate, generally equivalent to the Securities Industry and Financial Markets Association (“SIFMA”) rate (0.41% at June 30, 2016) plus a spread. Additionally, the Company has guaranteed the fair value of the underlying borrowings. Fluctuation in the value of the TROR is offset by the fluctuation in the value of the underlying borrowings, resulting in minimal financial impact. At June 30, 2016, the aggregate notional amount of TROR designated as fair value hedging instruments is $471,985,000. The underlying TROR borrowings are subject to a fair value adjustment.

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
The Company has certain undesignated TROR where the associated debt is held by an unconsolidated affiliate or unrelated third parties. The change in fair value of these TROR is recognized in earnings. At June 30, 2016, the aggregate notional amount of these TROR is $138,668,000.
In instances where the Company enters into separate derivative instruments effectively hedging the same debt for consecutive annual periods, the duplicate amount of notional is excluded from the following disclosure in an effort to provide information that enables the financial statement user to understand the Company’s volume of derivative activity.

The following table summarizes the fair values and location in the Consolidated Balance Sheets of all derivative instruments:

	Fair Value of Derivative Instruments
	June 30, 2016
	Asset Derivatives (included in Other Assets)		Liability Derivatives (included in Accounts Payable, Accrued Expenses and Other Liabilities)
	Current Notional	Fair Value	Current Notional	Fair Value
	(in thousands)
Derivatives Designated as Hedging Instruments
Interest rate swaps	$—	$—	$739,352	$41,941
TROR	254,200	7,845	217,785	11,278
Total	$254,200	$7,845	$957,137	$53,219
Derivatives Not Designated as Hedging Instruments
Interest rate caps	$69,518	$—	$—	$—
TROR	100,959	6,971	37,709	16,927
Total	$170,477	$6,971	$37,709	$16,927

	December 31, 2015
Derivatives Designated as Hedging Instruments
Interest rate caps	$330,000	$—	$—	$—
Interest rate swaps	65,124	340	669,154	50,045
TROR	149,200	7,471	322,785	10,281
Total	$544,324	$7,811	$991,939	$60,326
Derivatives Not Designated as Hedging Instruments
Interest rate caps	$303,111	$122	$—	$—
TROR	101,114	5,378	37,757	13,353
Total	$404,225	$5,500	$37,757	$13,353

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

The following table summarizes the impact of gains and losses related to derivative instruments designated as cash flow hedges included in the accumulated OCI section of the Consolidated Balance Sheets and in equity in earnings and interest expense in the Consolidated Statements of Operations:

		Loss Reclassified from Accumulated OCI
Derivatives Designated as Cash Flow Hedging Instruments	Gain (Loss) Recognized in OCI (Effective Portion)	Location on Consolidated Statements of Operations	Effective Amount	Ineffective Amount
	(in thousands)
Three Months Ended June 30, 2016
Interest rate caps and interest rate swaps	$(3,505)	Interest expense	$(9,195)	$(8)
		Net gain (loss) on disposition of full or partial interest in rental properties, net of tax	—	—
		Earnings from unconsolidated entities	(810)	—
Total	$(3,505)		$(10,005)	$(8)
Six Months Ended June 30, 2016
Interest rate caps and interest rate swaps	$(11,590)	Interest expense	$(18,409)	$(27)
		Net gain (loss) on disposition of full or partial interest in rental properties, net of tax	(113)	—
		Earnings from unconsolidated entities	(1,625)	—
Total	$(11,590)		$(20,147)	$(27)

Three Months Ended June 30, 2015
Interest rate caps and interest rate swaps	$(231)	Interest expense	$(9,344)	$3
		Gains on change in control of interests	900	—
		Earnings from unconsolidated entities	(976)	—
Total	$(231)		$(9,420)	$3
Six Months Ended June 30, 2015
Interest rate caps and interest rate swaps	$(7,703)	Interest expense	$(18,301)	$(11)
		Gains on change in control of interests	900	—
		Earnings from unconsolidated entities	(1,966)	(1)
Total	$(7,703)		$(19,367)	$(12)

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

The following table summarizes the impact of gains and losses related to derivative instruments not designated as cash flow hedges in the Consolidated Statements of Operations:

	Net Gain (Loss) Recognized
	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Derivatives Designated as Fair Value Hedging Instruments
TROR (1)	$306	$1,043	$(623)	$2,451
Derivatives Not Designated as Hedging Instruments
Interest rate caps and interest rate swaps	$—	$(4)	$(94)	$(15)
TROR	(581)	2,892	(1,981)	5,619
Total	$(581)	$2,888	$(2,075)	$5,604

(1)
The net gain (loss) recognized in interest expense from the change in fair value of the underlying TROR borrowings was $(306) and $623 for the three and six months ended June 30, 2016, respectively, and $(1,043) and $(2,451) for the three and six months ended June 30, 2015, respectively, offsetting the gain (loss) recognized on the TROR.

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
Agreements with derivative counterparties contain provisions under which the counterparty could terminate the derivative obligations if the Company defaults on its obligations under the Revolving Credit Agreement and designated conditions are fulfilled. In instances where the Company’s subsidiaries have derivative obligations secured by a mortgage, the derivative obligations could be terminated if the indebtedness between the two parties is terminated, either by loan payoff or default of the indebtedness. In addition, certain subsidiaries have agreements containing provisions whereby the subsidiaries must maintain certain minimum financial ratios. As of June 30, 2016, the Company does not have any derivative contracts containing credit-risk related contingent features, such as a credit rating downgrade, that may trigger collateral to be posted with a counterparty.
The following table summarizes information about collateral posted for derivatives in liability positions as of June 30, 2016:

	Collateral Information
	Notional Amount	Fair Value Prior to Nonperformance Risk	Nonperformance Risk	Collateral Posted	Nature of Collateral	Credit Risk Contingent Feature
	(in thousands)
Property Specific Swaps	$739,352	$43,163	$(1,222)	$—	Mortgage liens	None
TROR	255,494	28,182	23	59,097	Restricted cash, notes receivable, letters of credit	None
Total	$994,846	$71,345	$(1,199)	$59,097

H. Fair Value Measurements
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

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

The following table summarizes information about financial assets and liabilities measured at fair value on a recurring basis, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value:

	June 30, 2016
	Level 1	Level 2	Level 3	Total
	(in thousands)
Interest rate swaps (liabilities)	$—	$(41,941)	$—	$(41,941)
TROR (assets)	—	—	14,816	14,816
TROR (liabilities)	—	—	(28,205)	(28,205)
Fair value adjustment to the borrowings subject to TROR	—	—	3,433	3,433
Total	$—	$(41,941)	$(9,956)	$(51,897)

	December 31, 2015
	(in thousands)
Interest rate caps (assets)	$—	$122	$—	$122
Interest rate swaps (assets)	—	340	—	340
Interest rate swaps (liabilities)	—	(50,045)	—	(50,045)
TROR (assets)	—	—	12,849	12,849
TROR (liabilities)	—	—	(23,634)	(23,634)
Fair value adjustment to the borrowings subject to TROR	—	—	2,810	2,810
Total	$—	$(49,583)	$(7,975)	$(57,558)
The following table presents a reconciliation of financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Interest Rate Swaps	Net TROR	Fair value adjustment to the borrowings subject to TROR	Total TROR Related	Total
	(in thousands)
Six Months Ended June 30, 2016
Balance, January 1, 2016	$—	$(10,785)	$2,810	$(7,975)	$(7,975)
Total realized and unrealized gains (losses):
Included in earnings	—	(2,604)	623	(1,981)	(1,981)
Balance, June 30, 2016	$—	$(13,389)	$3,433	$(9,956)	$(9,956)
Six Months Ended June 30, 2015
Balance, January 1, 2015	$(73,536)	$(18,845)	$5,604	$(13,241)	$(86,777)
Total realized and unrealized gains (losses):
Included in earnings	—	8,070	(2,451)	5,619	5,619
Included in other comprehensive income	10,698	—	—	—	10,698
Balance, June 30, 2015	$(62,838)	$(10,775)	$3,153	$(7,622)	$(70,460)
The following table presents quantitative information about the significant unobservable inputs used to estimate the fair value of financial instruments measured on a recurring basis as of June 30, 2016:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value June 30, 2016	Valuation Technique	Unobservable Input	Input Values
	(in thousands)
TROR	$(13,389)	Third party bond pricing	Bond valuation	77.55 - 116.64
Fair value adjustment to the borrowings subject to TROR	$3,433	Third party bond pricing	Bond valuation	77.55 - 105.92
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
The following table summarizes the fair value of nonrecourse mortgage debt and notes payable, net, including balances classified as held for sale (exclusive of the fair value of derivatives) and convertible senior debt, net:

	June 30, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Nonrecourse mortgage debt and notes payable, net	$3,684,862	$3,773,797	$4,395,107	$4,622,934
Convertible senior debt, net	111,952	130,083	267,235	296,554
Total	$3,796,814	$3,903,880	$4,662,342	$4,919,488

I. Capital Stock
During the six months ended June 30, 2016, the Company entered into a privately negotiated exchange agreement to exchange the remaining $125,000 of the 2016 Senior Notes for 9,298 shares of Class A common stock.
During the six months ended June 30, 2015, the Company issued shares of Class A common stock in connection with the separate, privately negotiated exchange transactions involving a portion of the Company’s 2016, 2018 and 2020 Senior Notes. The Company also received shares of Class A common stock in connection with the termination of a convertible note hedge related to the 2016 Senior Notes. See Note F – Convertible Senior Debt, Net for detailed information on these transactions.
In May 2015, the Company issued 37,375,000 shares of its Class A common stock in an underwritten public offering at a price of $22.50 per share, which included the underwriters’ exercise of their over-allotment option in full. The offering generated net proceeds of $806,500,000 after deducting underwriting discounts, commissions and other offering expenses.

J. Dividends
Prior to the taxable year ending December 31, 2016, our predecessor, Forest City Enterprises, Inc., operated as a C corporation. A REIT is not permitted to retain earnings and profits (“E&P”) accumulated during the periods when the company or its predecessor was taxed as a C corporation or accumulated by the Company’s or its predecessor’s TRS not converted to a qualified REIT subsidiary. The Company was required to make one or more distributions to its shareholders that equaled or exceeded its accumulated positive E&P. The March 2016 E&P dividend summarized below was based on the estimated cumulative positive E&P of the Company’s predecessor.
The following table summarizes cash dividends declared by the Board of Directors on the Company’s Class A and Class B common stock (in thousands, except per share data):

Type	Date Declared	Record Date	Payment Date	Amount Per Share	Total Cash Payment
E&P	February 18, 2016	March 4, 2016	March 18, 2016	$0.10	$25,992
Quarterly	February 18, 2016	March 4, 2016	March 18, 2016	$0.06	$15,596
Quarterly	May 17, 2016	June 10, 2016	June 24, 2016	$0.06	$15,623
			Total		$57,211

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

K. Stock-Based Compensation
During the six months ended June 30, 2016, the Company granted 25,020 stock options, 637,975 shares of restricted stock and 274,630 performance shares under the Company’s 1994 Stock Plan. The stock options had a grant-date fair value of $5.00, which was computed using the Black-Scholes option-pricing model using the following assumptions: expected term of 5.5 years, expected volatility of 26.6%, risk-free interest rate of 1.41%, and expected dividend yield of 1.04%. The exercise price of the options is $20.94, the closing price of the underlying Class A common stock on the date of grant. The restricted stock had a grant-date fair value of $20.94 per share, the closing price of the Class A common stock on the date of grant. The performance shares had a grant-date fair value of $17.27 per share, which was computed using a Monte Carlo simulation.
At June 30, 2016, $960,000 of unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 17 months, $22,737,000 of unrecognized compensation cost related to restricted stock is expected to be recognized over a weighted-average period of 25 months, and $13,797,000 of unrecognized compensation cost related to performance shares is expected to be recognized over a weighted-average period of 21 months.
The following table summarizes stock-based compensation costs and related deferred income tax benefit recognized in the financial statements:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Stock option costs	$229	$12	$526	$665
Restricted stock costs	2,380	3,597	7,928	8,601
Performance share costs	2,571	3,800	4,717	5,060
Total stock-based compensation costs	5,180	7,409	13,171	14,326
Less amount capitalized into qualifying real estate projects	(728)	(1,422)	(2,559)	(3,084)
Amount charged to operating expenses	4,452	5,987	10,612	11,242
Depreciation expense on capitalized stock-based compensation	217	226	419	452
Total stock-based compensation expense	$4,669	$6,213	$11,031	$11,694
Deferred income tax benefit	$132	$2,438	$321	$4,511
The amount of grant-date fair value expensed immediately for awards granted to retirement-eligible grantees during the six months ended June 30, 2016 and 2015 was $1,166,000 and $1,926,000, respectively.
In connection with the vesting of restricted stock and performance shares during the six months ended June 30, 2016 and 2015, the Company repurchased 357,722 shares and 216,700 shares, respectively, of Class A common stock to satisfy the employees’ related minimum statutory tax withholding requirements. During the six months ended June 30, 2016, shares repurchased were returned to unissued shares with an aggregate cost basis of $7,198,000. Shares repurchased during the six months ended June 30, 2015 were placed in treasury with an aggregate cost basis of $5,412,000.

L. Write-Offs of Abandoned Development Projects
The Company reviews each project under development to determine whether it is probable the project will be developed. If management determines the project will not be developed, its project costs and other related expenses are written off as an abandoned development project cost. The Company abandons projects under development for a number of reasons, including, but not limited to, changes in local market conditions, increases in construction or financing costs or third party challenges related to entitlements or public financing. The Company recorded no write-offs of abandoned development projects during the three and six months ended June 30, 2016 and $5,778,000 during the three and six months ended June 30, 2015, respectively. There were no write-offs of abandoned development projects of unconsolidated entities during the three and six months ended June 30, 2016. The Company recorded write-offs of abandoned development projects of unconsolidated entities of $10,191,000 during the three and six months ended June 30, 2015, which is included in equity in earnings (loss).

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

M. Impairment of Real Estate and Impairment of Unconsolidated Entities
Impairment of Real Estate
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
The following table summarizes the Company’s impairment of real estate included in continuing operations:

		Three Months Ended June 30,		Six Months Ended June 30,
		2016	2015	2016	2015
		(in thousands)
Shops at Wiregrass (Regional Mall)	Tampa, Florida	$—	$—	$12,464	$—
Other		2,100	—	2,100	—
Total		$2,100	$—	$14,564	$—
During the year ended December 31, 2015, the Company decided to pursue the partial sale, through joint ventures, of three of its consolidated regional malls, including Shops at Wiregrass. At March 31, 2016, negotiations and buyer due diligence were substantially complete and closing of the transaction remained subject to receipt of a third party consent, which remained outstanding at June 30, 2016. The advanced status of the transaction at March 31, 2016 triggered management to update its undiscounted cash flow analysis including its probability weighted estimated holding period. As a result, the estimated probability weighted undiscounted cash flows no longer exceed the carrying value, requiring the Company to adjust the carrying value to its estimated fair value during the three months ended March 31, 2016.
Impairment of Real Estate - Fair Value Information
The following table presents quantitative information about the significant unobservable inputs used to determine the fair value of the impairment of real estate for the six months ended June 30, 2016:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value	Valuation Technique	Unobservable Input	Range of Input Values
	(in thousands)
June 30, 2016
Impairment of real estate	$141,497	Indicative bids	Indicative bids	N/A (1)

(1)	This fair value measurement was derived from a bona fide purchase offer from third party prospective buyers, subject to the Company’s corroboration for reasonableness.
Impairment of Unconsolidated Entities
The Company reviews its portfolio of unconsolidated entities for other-than-temporary impairments whenever events or changes indicate its carrying value in the investments may be in excess of fair value. An equity method investment’s value is impaired if management’s estimate of its fair value is less than the carrying value and the difference is deemed to be other-than-temporary. In estimating fair value, assumptions that may be used include comparable sale prices, market discount rates, market capitalization rates and estimated future discounted cash flows specific to the geographic region and property type, all of which are considered Level 3 inputs. For recently opened properties, assumptions also include the timing of initial property lease up. In the event initial property lease up assumptions differ from actual results, estimated future discounted cash flows may vary, resulting in impairment charges in future periods. There were no impairments of unconsolidated entities recorded during the three and six months ended June 30, 2016 and 2015.

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

N. Gains on Change in Control of Interests
The following table summarizes the gains on change in control of interests.

		Three Months Ended June 30,		Six Months Ended June 30,
		2016	2015	2016	2015
		(in thousands)
University Park at MIT	Cambridge, Massachusetts	$—	$463,643	$—	$463,643
Apartment Communities:
Cherry Tree	Strongsville, Ohio	—	7,391	—	7,391
Chestnut Lake	Strongsville, Ohio	—	8,525	—	8,525
Stratford Crossing	Wadsworth, Ohio	—	8,125	—	8,125
Total		$—	$487,684	$—	$487,684
Apartment Communities
In April 2015, the Company acquired its partner’s 50% equity ownership interest in three operating apartment communities (Cherry Tree, Chestnut Lake and Stratford Crossing) in exchange for the Company’s 50% equity ownership in five operating apartment communities (Arbor Glen, Eaton Ridge, Newport Landing, Parkwood Village and Sutton Landing) in a non-cash transaction. Subsequent to the transaction, the Company owns 100% of the three retained operating apartment communities. See Note P – Net Gain on Disposition of Interest in Unconsolidated Entities for detailed information on the net gain on disposition of interest in unconsolidated entities related to the five operating apartment communities exchanged.
University Park at MIT
In June 2015, the Company completed the share purchase and redemption agreement with its partner to acquire the partner’s 49% equity ownership interest in seven life science office properties and two parking facilities at University Park at MIT, a mixed-use life science office campus in Cambridge, Massachusetts (“MIT Assets”). The Company used $386,156,000 of the net proceeds from the May 2015 equity offering to finance this acquisition. See Note I – Capital Stock for detailed information on the equity offering.
Prior to the acquisition, the Company owned 51% and had accounted for the MIT Assets using the equity method of accounting. Subsequent to the transaction, the Company owns 100% of these assets and has concluded it appropriate to consolidate the assets. As a result, the Company remeasured its equity interests, as required by the accounting guidance, at fair value (based upon the income approach using current rents and market cap rates and discount rates) and recorded a gain on change in control of interests as noted above.

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

The fair value of the acquisition was allocated as follows. All amounts are presented in thousands.

Real Estate, net	$1,121,786
Restricted cash	17,235
Notes and accounts receivable, net	1,801
Other assets (1)	103,804
1,244,626
Mortgage debt and notes payable, nonrecourse	(363,147)
Accounts payable, accrued expenses and other liabilities (2)	(94,214)
Net Assets Acquired	$787,265

Gains on change in control of interests	$463,643
Carrying value of previously held equity interests	(62,534)
Fair value of previously held equity interests (3)	401,109
Cash paid	386,156
Total consideration	$787,265

(1)	Primarily consists of $78,000 of in-place leases and $20,000 of below-market ground leases with weighted-average lives of 3.6 years and 60 years, respectively.

(2)	Primarily consists of $49,000 of below-market tenant leases and $24,000 of above-market ground leases with weighted-average lives of 3.6 years and 58 years, respectively.

(3)
The significant assumptions used to value the previously held equity interests in the MIT Assets were determined to be Level 3 inputs. The weighted-average discount rate applied to cash flows and the weighted-average terminal capitalization rate were 7.0% and 6.0%, respectively.

Pro Forma Information
The following unaudited supplemental pro forma operating data is presented for the six months ended June 30, 2015, as if the step acquisition related to the MIT Assets was effective January 1, 2014. The gain on change in control of interests related to this acquisition was adjusted to the assumed acquisition date. The unaudited supplemental pro forma operating data is not necessarily indicative of what the Company’s actual results of operations would have been assuming the transactions had been effective as set forth above, nor do they purport to represent the Company’s results of operations for future periods. The qualitative and quantitative effect to the pro forma operating data related to the remaining acquisitions described in the table above was not material.

		Pro Forma Adjustments
	Six Months Ended June 30, 2015	Remove: Gain on Change in Control of Interests (1)	Other Pro Forma Adjustments (2)	Pro Forma Six Months Ended June 30, 2015
	(in thousands, except per share data)
Revenues	$440,981	$—	$43,742	$484,723
Earnings (loss) from continuing operations	$262,944	$(283,828)	$(15,211)	$(36,095)
Net earnings (loss) attributable to common shareholders	$249,547	$(283,828)	$(15,211)	$(49,492)

Weighted average shares outstanding - Basic	218,254,445			218,254,445
Net earnings (loss) attributable to common shareholders - Basic	$1.12			$(0.19)

Weighted average shares outstanding - Diluted	238,572,041			218,254,445
Net earnings (loss) attributable to common shareholders - Diluted	$1.04			$(0.19)

(1)	Gain on change in control of interests of $463,643, net of tax of $179,815.

(2)
Represents additional depreciation and amortization expense related to the increased basis of real estate and intangible assets, plus pro forma earnings of the 100% ownership interests, less actual equity in earnings related to the Company’s 51% prior ownership for the period presented.

O. Loss on Extinguishment of Debt
For the three and six months ended June 30, 2016, the Company recorded $0 and $29,084,000, respectively, as loss on extinguishment of debt. For the three and six months ended June 30, 2015, the company recorded $3,190,000 and $38,344,000, respectively, as loss on extinguishment of debt. The losses on extinguishment of debt recorded primarily relates to separate, privately negotiated exchange transactions involving a portion of the Company’s 2016, 2018 and 2020 Senior Notes. See Note F – Convertible Senior Debt, Net for detailed information on these non-tax deductible losses on extinguishment of debt.

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

P. Net Gain on Disposition of Interest in Unconsolidated Entities
The following table summarizes the net gain on disposition of interest in unconsolidated entities which are included in earnings (loss)from unconsolidated entities.

		Three Months Ended June 30,		Six Months Ended June 30,
		2016	2015	2016	2015
		(in thousands)
Steinway Street Theaters (Specialty Retail Center)	Queens, New York	$12,613	$—	$12,613	$—
Apartment Communities:
Newport Landing	Coventry Township, Ohio	—	5,765	—	5,765
Eaton Ridge	Sagamore Hills, Ohio	—	4,745	—	4,745
Arbor Glen	Twinsburg, Ohio	—	3,422	—	3,422
Parkwood Village	Brunswick, Ohio	—	2,817	—	2,817
Sutton Landing	Brimfield, Ohio	—	2,535	—	2,535
		$12,613	$19,284	$12,613	$19,284
During the three months ended June 30, 2016, the Company sold its entire ownership interest in Steinway Street Theaters, an unconsolidated specialty retail center in Queens, New York. The disposition resulted in net cash proceeds of $14,059,000.
In April 2015, the Company acquired its partner’s 50% equity ownership interest in three operating apartment communities (Cherry Tree, Chestnut Lake and Stratford Crossing) in exchange for the Company’s 50% equity ownership in five operating apartment communities (Arbor Glen, Eaton Ridge, Newport Landing, Parkwood Village and Sutton Landing) in a non-cash transaction. As a result, the Company recorded gains on disposition of interest in unconsolidated entities as noted above during the three and six months ended June 30, 2015. See Note N – Gains on Change in Control of Interests for detailed information on the three retained operating apartment communities.

Q. Income Taxes
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
The Company is required to annually distribute to its shareholders an amount equal to at least 90% of its REIT taxable income (computed without regard to the dividends paid deduction and net capital gain and net of any available net operating losses). The Company may be subject to certain state gross income and franchise taxes, as well as taxes on any undistributed income and federal and state corporate taxes on any income earned by its TRSs. In addition, the Company could be subject to corporate income taxes related to assets held by the REIT which are sold during the five year period following the date of conversion, to the extent such sold assets had a built-in gain on the date of conversion.
Income tax expense was $192,000 and $1,642,000 for the three and six months ended June 30, 2016, respectively. The Company did not recognize any federal corporate income tax on its earnings in the REIT. During the six months ended June 30, 2016, the Company reversed $83,645,000 of deferred tax assets associated with the Military Housing, Westchester’s Ridge Hill, the Nets and Barclays Center disposals.
Income tax expense was $184,469,000 and $187,553,000 for the three and six months ended June 30, 2015, respectively, as the Company was taxed as a C corporation. The difference in recorded income tax expense/benefit versus income tax expense/benefit computed at the statutory federal income tax rate is primarily attributable to state income taxes, changes in state net operating losses, additional general business credits, changes to valuation allowances associated with certain deferred tax assets, and various permanent differences between pre-tax GAAP income and taxable income.
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

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

R. Net Gain on Disposition of Interest in Development Project
In January 2016, the Company completed the sale of 625 Fulton Avenue, a development site in Brooklyn, New York. The transaction resulted in net cash proceeds of $151,776,000, of which $93,776,000 was received at closing and the remaining $58,000,000 was received during the three months ended June 30, 2016. The Company recorded a net pre-tax gain on disposition of interest in development project of $136,687,000 during the six months ended June 30, 2016.

S. Net Gain (Loss) on Disposition of Full or Partial Interest in Rental Properties, Net of Tax
The following table summarizes the net gain (loss) on disposition of full or partial interest in rental properties, net of tax:

		Three Months Ended June 30,		Six Months Ended June 30,
		2016	2015	2016	2015
		(in thousands)
Military Housing	Various	$—	$—	$141,675	$—
Avenue at Tower City Center (Specialty Retail Center) & Tower City Parking	Cleveland, Ohio	—	—	14,207	—
QIC Joint Venture-Westchester’s Ridge Hill (Regional Mall)	Yonkers, New York	—	—	343	—
Johns Hopkins Parking Garage	Baltimore, Maryland	(623)	—	(623)	—
Aperture Center (Office Building)	Albuquerque, New Mexico	—	—	(171)	—
		(623)	—	155,431	—
Income tax effect (1)		—	—	(66,413)	—
		$(623)	$—	$89,018	$—

(1)	Primarily represents non-cash deferred taxes recognized upon the reversal of the deferred tax asset used to offset the taxable gain on the sales of assets held by the TRS.
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
Military Housing
During the six months ended June 30, 2016, the Company completed the sale of its interests in entities that develop and manage military family housing. The sale generated net cash proceeds of $208,305,000. These entities were primarily service providers generating fee revenue. The primary assets acquired by the buyer were intangible assets of approximately $29,000,000 and investments in unconsolidated entities, net, of approximately $14,600,000.
QIC Joint Venture
Westchester’s Ridge Hill
During the six months ended June 30, 2016, the Company entered into a joint venture agreement with outside partners, affiliated entities of QIC, one of the largest institutional investment managers in Australia. The outside partner invested in and received 51% of our equity interests in Westchester’s Ridge Hill. The Company received net cash proceeds of $75,448,000 along with the buyer assuming debt of $169,369,000, representing 51% of the nonrecourse mortgage debt of the property. Based on the amount of cash received, the outside partner’s minimum initial investment requirement was met and the transaction qualified for full gain recognition related to the partial sale. The property is adequately capitalized and does contain the characteristics of a VIE. Based on the substantive participating rights in all significant decision making areas held by the outside partner with regards to the joint venture, the Company concluded it appropriate to deconsolidate the entity and account for it under the equity method of accounting.

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Ballston Quarter
On April 1, 2016, the Company formed and entered into a new joint venture with outside partners, affiliated entities of QIC. The Company contributed its equity interest in Ballston Quarter, a formerly wholly owned regional mall in Arlington, Virginia, and certain residential development rights to the new joint venture. The outside partner invested $36,269,000 of cash directly into the new joint venture and assumed debt of $20,825,000, representing 49% of the nonrecourse mortgage debt of the property. The transaction does not meet the requirements to be recognized as a sale for accounting purposes as the Company formed and entered into a new joint venture and has a commitment to re-invest its entire cash proceeds received from the sale as a part of a major redevelopment plan of the asset. Upon closing, the entity was deemed to have insufficient equity and was assessed for consolidation purposes using the VIE model. Based on this and the substantive participating rights in all significant decision making areas of the outside partner, the Company concluded it appropriate to deconsolidate the entity and account for its interest under the equity method of accounting at historical cost.
Johns Hopkins Parking Garage
During the six months ended June 30, 2016, the Company sold the top five floors of the Johns Hopkins Parking Garage located in Baltimore, Maryland which generated $11,186,000 in cash proceeds.

T. Assets and Liabilities Held for Sale and Discontinued Operations
On January 29, 2016, the Company completed the sale of its 55% ownership interest in Barclays Center and 20% equity method ownership interest in the Nets (collectively, the “Disposal Group”). The sales price for our equity interest in Barclays Center was $162,600,000, generating net cash proceeds of $60,924,000 and a note receivable of $92,600,000, which bears interest at 4.50% per annum payable semi-annually and matures in 2019. In addition, the buyer assumed the gross debt that amounted to $457,745,000. The sales price for our equity interest in the Nets was $125,100,000 payable entirely in the form of a note receivable, which bears interest at 4.50% per annum payable at maturity and matures in 2021.
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

December 31, 2015
(in thousands)
Assets
Real Estate
Completed rental property - Arena	$951,070
Project under development - Land	9,265
Less accumulated depreciation	(109,462)
Real Estate, net	850,873
Cash and equivalents	28,043
Restricted cash	10,127
Notes and accounts receivable, net	20,021
Other assets	17,323
Total Assets	$926,387
Liabilities
Nonrecourse mortgage debt and notes payable, net	$439,405
Accounts payable, accrued expenses and other liabilities	99,520
Cash distributions and losses in excess of investments in unconsolidated entities	13,682
Total Liabilities	$552,607

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

The following tables summarize the operating results related to discontinued operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Revenues	$—	$27,040	$14,792	$55,860
Expenses
Operating expenses	—	17,862	12,540	37,820
Depreciation and amortization	—	8,802	23	17,592
	—	26,664	12,563	55,412
Interest expense	—	(10,127)	(3,540)	(20,235)
Amortization of mortgage procurement costs	—	—	(61)	—
Loss before income taxes and loss from unconsolidated entities	—	(9,751)	(1,372)	(19,787)
Loss from unconsolidated entities	—	(791)	(1,400)	(1,593)
Loss before income taxes	—	(10,542)	(2,772)	(21,380)
Income tax benefit	—	(2,239)	(824)	(4,508)
Loss before gain on disposal group	—	(8,303)	(1,948)	(16,872)
Gain on disposition of disposal group, net of tax	—	—	64,553	—
Earnings (loss) from discontinued operations	—	(8,303)	62,605	(16,872)
Noncontrolling interest
Operating loss from disposal group	—	(4,769)	(776)	(9,757)
	—	(4,769)	(776)	(9,757)
Earnings (loss) from discontinued operations attributable to Forest City Realty Trust, Inc.	$—	$(3,534)	$63,381	$(7,115)
The following table summarizes the pre-tax gain on disposition of the Disposal Group:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
The Nets	$—	$—	$136,247	$—
Barclays Center	—	—	(56,481)	—
	—	—	79,766	—
Income tax effect (1)	—	—	(15,213)	—
	$—	$—	$64,553	$—

(1)	Primarily represents non-cash deferred taxes recognized upon the reversal of the deferred tax asset used to offset the taxable gain on the sales of assets held by the TRS.

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

U. Earnings Per Share
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
The reconciliation of the basic and diluted EPS computations is shown in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Numerators (in thousands)
Earnings from continuing operations attributable to Forest City Realty Trust, Inc.	$26,599	$307,290	$207,253	$256,662
Distributed and undistributed earnings allocated to participating securities	(257)	(6,628)	(2,570)	(5,817)
Earnings from continuing operations attributable to common shareholders ‑ Basic	$26,342	$300,662	$204,683	$250,845
Interest on convertible debt	—	2,521	2,282	5,042
Earnings from continuing operations attributable to common shareholders ‑ Diluted	$26,342	$303,183	$206,965	$255,887
Net earnings attributable to Forest City Realty Trust, Inc.	$26,599	$303,756	$270,634	$249,547
Distributed and undistributed earnings allocated to participating securities	(257)	(6,551)	(3,488)	(5,656)
Net earnings attributable to common shareholders ‑ Basic	$26,342	$297,205	$267,146	$243,891
Interest on convertible debt	—	2,521	2,282	5,042
Net earnings attributable to common shareholders ‑ Diluted	$26,342	$299,726	$269,428	$248,933
Denominators
Weighted average shares outstanding ‑ Basic	258,645,220	233,377,771	258,298,148	218,254,445
Effect of stock options and performance shares	360,478	2,225,323	405,501	1,826,936
Effect of convertible debt	—	18,389,062	5,032,691	18,490,660
Weighted average shares outstanding ‑ Diluted (1)	259,005,698	253,992,156	263,736,340	238,572,041
Earnings Per Share
Earnings from continuing operations attributable to common shareholders ‑ Basic	$0.10	$1.29	$0.79	$1.15
Earnings from continuing operations attributable to common shareholders ‑ Diluted	$0.10	$1.19	$0.78	$1.07
Net earnings attributable to common shareholders ‑ Basic	$0.10	$1.27	$1.03	$1.12
Net earnings attributable to common shareholders ‑ Diluted	$0.10	$1.18	$1.02	$1.04

(1)
Incremental shares from restricted stock and convertible securities aggregating 7,607,238 and 5,547,034 for the three and six months ended June 30, 2016, respectively, and 3,908,518 and 8,831,309 for the three and six months ended June 30, 2015, respectively, were not included in the computation of diluted EPS because their effect is anti-dilutive. Weighted-average options, restricted stock and performance shares of 2,510,245 and 2,843,459 for the three and six months ended June 30, 2016, respectively, and 1,803,486 and 2,123,933 for the three and six months ended June 30, 2015, respectively, were not included in the computation of diluted EPS because their effect is anti-dilutive under the treasury stock method.

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

V. Segment Information
The following tables summarize financial data for the Company’s reportable operating segments. All amounts are presented in thousands.

	June 30, 2016	December 31, 2015
	Identifiable Assets
Commercial Group	$4,369,944	$4,967,595
Residential Group	3,766,689	3,583,295
Arena	—	924,807
Land Development Group	266,393	240,204
Corporate Activities	505,982	207,249
	$8,909,008	$9,923,150

	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015	2016	2015	2016	2015
	Revenues				Operating Expenses
Commercial Group	$138,647	$134,607	$282,925	$263,152	$63,313	$74,119	$135,526	$147,209
Residential Group	76,867	80,860	153,003	150,520	41,604	46,163	89,258	89,402
Land Development Group	10,449	17,252	16,298	27,309	4,067	6,724	6,755	11,365
Corporate Activities	—	—	—	—	21,631	21,972	46,003	41,687
	$225,963	$232,719	$452,226	$440,981	$130,615	$148,978	$277,542	$289,663

	Depreciation and Amortization				Interest and Other Income
Commercial Group	$40,198	$33,722	$82,345	$66,573	$1,170	$1,273	$2,357	$3,906
Residential Group	21,908	21,317	42,613	40,693	3,447	3,764	6,440	6,760
Land Development Group	17	423	45	512	3,813	4,141	7,486	8,181
Corporate Activities	295	738	626	1,446	2,601	100	4,402	135
	$62,418	$56,200	$125,629	$109,224	$11,031	$9,278	$20,685	$18,982

	Interest Expense				Capital Expenditures
Commercial Group	$25,695	$29,849	$52,615	$60,171	$33,507	$42,331	$88,747	$71,213
Residential Group	4,702	2,145	8,952	6,610	103,917	72,743	214,980	116,183
Land Development Group	(318)	(405)	(533)	(870)	10	—	10	15
Corporate Activities	2,356	6,036	6,036	14,182	—	19	—	19
	$32,435	$37,625	$67,070	$80,093	$137,434	$115,093	$303,737	$187,430
The Company recently completed an internal reorganization and intends to present reportable segments based on this new structure beginning in the reporting period ending September 30, 2016. The new structure is organized around function (real estate operations, real estate development and corporate support services) instead of the Company’s historical structure which was organized primarily around asset type (commercial, residential and land). Real Estate Operations is expected to be comprised of three reportable operating segments: Office, Retail and Apartments. Real Estate Development, Corporate and Other are expected to be the Company’s remaining three reportable operating segments.
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

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

The reconciliations of net earnings (loss) to FFO by segment are shown in the following tables. All amounts are presented in thousands.

Three Months Ended June 30, 2016	Commercial Group	Residential Group	Arena	Land Development Group	Corporate Activities	Total
Net earnings (loss) attributable to Forest City Realty Trust, Inc.	$24,742	$12,593	$—	$11,137	$(21,873)	$26,599
Depreciation and amortization – Real Estate Groups	54,636	24,141	—	11	—	78,788
Net loss on disposition of full or partial interests in rental properties	623	—	—	—	—	623
Gain on disposition of unconsolidated entities	(12,613)	—	—	—	—	(12,613)
Impairment of consolidated depreciable real estate	—	2,100	—	—	—	2,100
Income tax expense on non-FFO:
Gain on disposition of rental properties	—	—	—	—	236	236
FFO attributable to Forest City Realty Trust, Inc.	$67,388	$38,834	$—	$11,148	$(21,637)	$95,733

Three Months Ended June 30, 2015	Commercial Group	Residential Group	Arena	Land Development Group	Corporate Activities	Total
Net earnings (loss) attributable to Forest City Realty Trust, Inc.	$459,947	$47,793	$(4,982)	$12,665	$(211,667)	$303,756
Depreciation and amortization – Real Estate Groups	46,172	25,108	—	372	—	71,652
Gain on disposition of unconsolidated entities	—	(19,284)	—	—	—	(19,284)
Discontinued operations:
Depreciation and amortization – Real Estate Groups	—	—	5,062	—	—	5,062
Income tax expense on non-FFO:
Gain on disposition of rental properties	—	—	—	—	7,461	7,461
FFO attributable to Forest City Realty Trust, Inc.	$506,119	$53,617	$80	$13,037	$(204,206)	$368,647

Six Months Ended June 30, 2016	Commercial Group	Residential Group	Arena	Land Development Group	Corporate Activities	Total
Net earnings (loss) attributable to Forest City Realty Trust, Inc.	$171,758	$163,073	$(57,077)	$18,358	$(25,478)	$270,634
Depreciation and amortization – Real Estate Groups	109,723	47,859	—	33	—	157,615
Net gain on disposition of full or partial interests in rental properties	(13,941)	(141,675)	—	—	—	(155,616)
Gain on disposition of unconsolidated entities	(12,613)	—	—	—	—	(12,613)
Impairment of consolidated depreciable real estate	12,464	2,100	—	—	—	14,564
Discontinued operations:
Depreciation and amortization – Real Estate Groups	—	—	35	—	—	35
Loss on disposition of rental properties	—	—	56,481	—	—	56,481
Income tax expense on non-FFO:
Gain on disposition of rental properties	—	—	—	—	55,272	55,272
FFO attributable to Forest City Realty Trust, Inc.	$267,391	$71,357	$(561)	$18,391	$29,794	$386,372

Six Months Ended June 30, 2015	Commercial Group	Residential Group	Arena	Land Development Group	Corporate Activities	Total
Net earnings (loss) attributable to Forest City Realty Trust, Inc.	$459,880	$53,430	$(10,030)	$23,227	$(276,960)	$249,547
Depreciation and amortization – Real Estate Groups	91,856	49,108	—	413	—	141,377
Gain on disposition of unconsolidated entities	—	(19,284)	—	—	—	(19,284)
Discontinued operations:
Depreciation and amortization – Real Estate Groups	—	—	10,117	—	—	10,117
Income tax expense on non-FFO:
Gain on disposition of rental properties	—	—	—	—	7,461	7,461
FFO attributable to Forest City Realty Trust, Inc.	$551,736	$83,254	$87	$23,640	$(269,499)	$389,218

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
RESULTS OF OPERATIONS
Corporate Description
We principally engage in the ownership, development, management and acquisition of commercial and residential real estate and land throughout the United States. We have approximately $8.9 billion of consolidated assets in 20 states and the District of Columbia at June 30, 2016. Our core markets include Boston, Chicago, Dallas, Denver, Los Angeles, Philadelphia, and the greater metropolitan areas of New York City, San Francisco and Washington D.C. We have regional offices in Boston, Dallas, Denver, Los Angeles, New York City, San Francisco, Washington, D.C., and our corporate headquarters in Cleveland, Ohio.
We currently operate through five reportable operating segments. The Commercial Group, Residential Group, Arena and Land Development Group (collectively, the “Real Estate Groups”) represent four reportable operating segments:

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
We recently completed an internal reorganization and intend to present reportable segments based on this new structure beginning in the reporting period ending September 30, 2016. The new structure is organized around function (real estate operations, real estate development and corporate support services) instead of our historical structure which was organized primarily around asset type (commercial, residential and land). Real Estate Operations is expected to be comprised of three reportable operating segments: Office, Retail and Apartments. Real Estate Development, Corporate and Other are expected to be our remaining three reportable operating segments.
Significant milestones during the second quarter of 2016 include:

•
Entered into a new joint venture agreement with outside partners, affiliated entities of QIC, one of the largest institutional investment managers in Australia. We contributed our equity interest in Ballston Quarter, a formerly wholly owned regional mall in Arlington, Virginia, and certain residential development rights to the new joint venture. The outside partner invested $36,269,000 of cash directly into the new joint venture and assumed debt of $20,825,000, representing 49% of the nonrecourse mortgage debt of the property;

•
Entered into a Term Loan Credit Agreement which provides for a $335,000,000 senior unsecured term loan credit facility (“Term Loan Facility”). We intend to use proceeds from the Term Loan Facility, along with additional cash, to address the 2017 maturity of the $640,000,000 nonrecourse mortgage on the New York Times office building prior to year end;

•	Exercised a portion of the accordion provision on our Revolving Credit Facility and increased the total available borrowings capacity from $500,000,000 to $600,000,000;

•	Declared and paid a $0.06 per share cash dividend on our Class A and Class B common stock for the second quarter of 2016;

•
Completed the sale of Steinway Street Theaters, an unconsolidated specialty retail center in Queens, New York, and five floors of the Johns Hopkins Parking Garage located in Baltimore, Maryland. The sales generated net cash proceeds of $25,245,000;

•	Completed construction of and opened Blossom Plaza, an apartment community in Los Angeles, California, and 1812 Ashland Ave, a life science office building in Baltimore, Maryland; and

•	Closed $55,000,000 of nonrecourse mortgage financing transactions.
In addition, subsequent to June 30, 2016, we achieved the following significant milestone:

•	Completed the phased opening of Kapolei Lofts, an apartment community in Kapolei, Hawaii.

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
We believe NOI provides important information about our core operations and, along with earnings before income taxes, is necessary to understand our business and operating results. Because NOI excludes general and administrative expenses, interest expense, depreciation and amortization, revenues and cost of sales associated with sales of land, other non-property income and losses, and gains and losses from property dispositions, it provides a performance measure that, when compared year over year, reflects the revenues and expenses directly associated with owning and operating commercial and residential real estate and the impact to operations from trends in occupancy rates, rental rates, and operating costs, providing a perspective on operations not immediately apparent from net income. We use NOI to evaluate our operating performance on a portfolio basis since NOI allows us to evaluate the impact that factors such as occupancy levels, lease structure, rental rates, and tenant mix have on our financial results. Investors can use NOI as supplementary information to evaluate our business. In addition, management believes NOI provides useful information to the investment community about our financial and operating performance when compared to other REITs since NOI is generally recognized as a standard measure of performance in the real estate industry.
To calculate NOI, we exclude certain revenues and operating expenses, primarily relating to our land sales (which do not involve our core rental property operations). As a result, we disclose Adjusted revenues and Adjusted operating expenses as significant components of NOI. We believe Adjusted revenues and Adjusted operating expenses provide important information to analyze our core rental property results and understand the applicable significant components of NOI. NOI is not intended to be a performance measure that should be regarded as an alternative to, or more meaningful than, our GAAP measures, and may not be directly comparable to similarly-titled measures reported by other companies.
Reconciliation of Earnings (Loss) Before Income Taxes (GAAP) to Net Operating Income (non-GAAP) (in thousands):

	Six Months Ended June 30,
	2016		2015
Earnings (loss) before income taxes (GAAP)		$(12,359)		$450,497
Earnings from unconsolidated entities		(31,700)		(29,915)
Earnings (loss) before income taxes and earnings from unconsolidated entities		(44,059)		420,582
Equity in earnings	$19,087		$10,631
Exclude non-NOI activity from unconsolidated entities:
Land and non-rental activity, net	(2,671)		(2,344)
Interest and other income	(755)		(646)
Write offs of abandoned development projects	—		10,191
Depreciation and amortization	45,143		43,784
Interest expense and extinguishment of debt	50,694		51,644
Total NOI from unconsolidated entities	$111,498	111,498	$113,260	113,260
Land sales		(12,154)		(24,054)
Cost of land sales		2,042		6,527
Land Development Group other revenues		(4,144)		(3,255)
Land Development Group operating expenses		4,745		4,838
Corporate general and administrative expenses		31,602		25,704
REIT conversion, reorganization costs and termination benefits		14,401		15,983
Depreciation and amortization		125,629		109,224
Write-offs of abandoned development projects		—		5,778
Impairment of real estate		14,564		—
Interest and other income		(20,685)		(18,982)
Gains on change in control of interests		—		(487,684)
Interest expense		67,070		80,093
Amortization of mortgage procurement costs		3,081		3,963
Loss on extinguishment of debt		29,084		38,344
Net operating income (Non-GAAP)		$322,674		$290,321

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
The following is a reconciliation of comparable NOI to total NOI.

	Net Operating Income (in thousands)
	Six Months Ended June 30, 2016			Six Months Ended June 30, 2015
Full Consolidation	Comparable	Non-Comparable	Total	Comparable	Non-Comparable	Total
Retail	$84,131	$968	$85,099	$79,726	$9,285	$89,011
Office	128,269	16,854	145,123	117,797	3,509	121,306
Apartments	97,558	3,241	100,799	92,082	(1,014)	91,068
Federally Assisted Housing	—	10,339	10,339	—	9,581	9,581
Military Housing	—	1,304	1,304	—	13,862	13,862
Straight-line rent adjustments	—	5,196	5,196	—	353	353
Other	—	(25,186)	(25,186)	—	(34,860)	(34,860)
Grand Total	$309,958	$12,716	$322,674	$289,605	$716	$290,321

	Six Months Ended June 30,
Comparable NOI (net of Noncontrolling Interests (“NCI”))	2016	2015	% Change
	(in thousands)
Retail Comparable NOI	$84,131	$79,726
NOI attributable to NCI	—	—
Subtotal Retail	84,131	79,726	5.5%

Office Comparable NOI	128,269	117,797
NOI attributable to NCI	(5,111)	(4,805)
Subtotal Office	123,158	112,992	9.0%

Apartments Comparable NOI	97,558	92,082
NOI attributable to NCI	(12,073)	(10,888)
Subtotal Apartments	85,485	81,194	5.3%

Grand Total Comparable NOI (net of NCI)	$292,774	$273,912	6.9%

Net Operating Income by Product Type
Full Consolidation (in thousands)

Six Months Ended June 30, 2016	Six Months Ended June 30, 2015

NOI by Product Type	$341,360	NOI by Product Type	$310,966
Military Housing	1,304	Military Housing	13,862
Straight-line rent adjustments	5,196	Straight-line rent adjustments	353
Other (2)	(25,186)	Other (2)	(34,860)
Grand Total NOI	$322,674	Grand Total NOI	$290,321

(1)	Includes limited-distribution federally assisted housing.

(2)	Includes non-capitalizable development costs and unallocated management and service company overhead.

FFO
Funds From Operations (“FFO”), along with net earnings, provides additional information about our core operations. While property dispositions, acquisitions or other factors impact net earnings in the short-term, we believe FFO presents a more consistent view of the overall financial performance of our business from period-to-period since the core of our business is the recurring operations of our portfolio of real estate assets. FFO is used by the chief operating decision maker and management to assess operating performance and resource allocations by strategic business unit and on a consolidated basis. Management believes that the exclusion from FFO of gains and losses from the sale of operating real estate assets allows investors and analysts to readily identify the operating results of the assets that form the core of the Company’s activity and assists in comparing those operating results between periods. Implicit in historical cost accounting for real estate assets in accordance with GAAP is the assumption that the value of real estate assets diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered presentations of operating results for real estate companies using historical cost accounting alone to be insufficient. Because FFO excludes depreciation and amortization of real estate assets and impairment of depreciable real estate, management believes that FFO, along with the required GAAP presentations, provides a more complete measurement of the Company’s performance relative to its competitors and a more appropriate basis on which to make decisions involving operating, financing and investing activities than the required GAAP presentations alone would provide.
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
FFO is defined by NAREIT as net earnings excluding the following items at our proportionate share: i) gain (loss) on full or partial disposition of rental properties, divisions and other investments (net of tax); ii) non-cash charges for real estate depreciation and amortization; iii) impairment of depreciable real estate (net of tax); and iv) cumulative or retrospective effect of change in accounting principle (net of tax).
The table below reconciles net earnings (loss), the most comparable GAAP measure, to FFO, a non-GAAP measure.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Net earnings attributable to Forest City Realty Trust, Inc.	$26,599	$303,756	$270,634	$249,547
Depreciation and Amortization—Real Estate Groups (1)	78,788	76,714	157,650	151,494
Gain on disposition of full or partial interests in rental properties	(11,990)	(19,284)	(111,748)	(19,284)
Impairment of depreciable rental properties	2,100	—	14,564	—
Income tax expense adjustment — current and deferred (2):
Gain on disposition of full or partial interests in rental properties	236	7,461	55,272	7,461
FFO attributable to Forest City Realty Trust, Inc.	$95,733	$368,647	$386,372	$389,218

FFO Per Share - Diluted
Numerator (in thousands):
FFO attributable to Forest City Realty Trust, Inc.	$95,733	$368,647	$386,372	$389,218
If-Converted Method (adjustments for interest, net of tax for 2015):
5.000% Notes due 2016	—	73	—	383
4.250% Notes due 2018	778	1,495	2,250	3,529
3.625% Notes due 2020	362	953	1,280	2,396
FFO for per share data	$96,873	$371,168	$389,902	$395,526
Denominator:
Weighted average shares outstanding—Basic	258,645,220	233,377,771	258,298,148	218,254,445
Effect of stock options, restricted stock and performance shares	995,175	3,160,648	1,239,960	2,964,450
Effect of convertible debt	5,031,753	18,389,062	7,804,478	23,211,264
Effect of convertible 2006 Class A Common Units	1,940,788	2,973,190	1,940,788	2,973,190
Weighted average shares outstanding - Diluted	266,612,936	257,900,671	269,283,374	247,403,349
FFO Per Share - Diluted	$0.36	$1.44	$1.45	$1.60

(1)	The following table provides detail of depreciation and amortization:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Full Consolidation	$62,418	$56,200	$125,629	$109,224
Non-Real Estate	(754)	(1,213)	(1,573)	(2,338)
Real Estate Groups Full Consolidation	61,664	54,987	124,056	106,886
Real Estate Groups related to noncontrolling interest	(5,463)	(3,862)	(9,790)	(7,705)
Real Estate Groups Unconsolidated	22,587	20,527	43,349	42,196
Real Estate Groups Discontinued Operations	—	5,062	35	10,117
Real Estate Groups at our proportional share	$78,788	$76,714	$157,650	$151,494

(2)	The following table provides detail of income tax expense (benefit):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Income tax expense (benefit) on FFO
Operating Earnings:
Current taxes	$91	$2,386	$3,720	$642
Deferred taxes	(135)	172,383	24,022	174,942
Total income tax expense (benefit) on FFO	(44)	174,769	27,742	175,584

Income tax expense (benefit) on non-FFO
Disposition of full or partial interests in rental properties:
Current taxes	$236	$2,882	$(4,351)	$2,882
Deferred taxes	—	4,579	59,623	4,579
Total income tax expense (benefit) on non-FFO	236	7,461	55,272	7,461
Grand Total	$192	$182,230	$83,014	$183,045

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
The table below reconciles FFO to Operating FFO.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
FFO attributable to Forest City Realty Trust, Inc.	$95,733	$368,647	$386,372	$389,218
Write-offs of abandoned development projects	—	15,969	—	15,969
Tax credit income	(2,936)	(3,957)	(5,944)	(7,212)
Loss on extinguishment of debt	849	3,573	29,933	38,952
Change in fair market value of nondesignated hedges	590	(2,979)	1,986	(5,092)
Gains on change in control of interests	—	(487,684)	—	(487,684)
Net gain on disposition of interest in development project	—	—	(136,687)	—
Net gain on disposition of partial interest in other investment - Nets	—	—	(136,247)	—
Straight-line rent adjustments	(3,350)	(307)	(5,211)	(360)
REIT conversion, reorganization costs and termination benefits	5,681	9,771	14,401	15,983
Nets pre-tax FFO	—	791	1,400	1,593
Income tax expense (benefit) on FFO	(44)	174,769	27,742	175,584
Operating FFO attributable to Forest City Realty Trust, Inc.	$96,523	$78,593	$177,745	$136,951

Operating FFO Per Share - Diluted
Numerator (in thousands):
Operating FFO attributable to Forest City Realty Trust, Inc.	$96,523	$78,593	$177,745	$136,951
If-Converted Method (adjustments for interest, pre-tax):
5.000% Notes due 2016	—	119	—	626
4.250% Notes due 2018	778	2,443	2,250	5,765
3.625% Notes due 2020	362	1,557	1,280	3,914
Operating FFO for per share data	$97,663	$82,712	$181,275	$147,256

Denominator:
Weighted average shares outstanding - Diluted	266,612,936	257,900,671	269,283,374	247,403,349
Operating FFO Per Share	$0.37	$0.32	$0.67	$0.60

Commercial Group
Comparable leased occupancy is 94.3% and 95.8% for retail and office, respectively, as of June 30, 2016 compared with 94.1% and 95.8%, respectively, as of June 30, 2015. Leased occupancy percentage is calculated by dividing the sum of the total tenant occupied space under the lease and vacant space under lease by total gross leasable area (“GLA”). Retail and office occupancy as of June 30, 2016 and 2015 represents leased occupancy at the end of the quarter. Occupancy data includes leases with original terms of one year or less. Comparable occupancy relates to stabilized properties opened and operated in both the three months ended June 30, 2016 and 2015.
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
Regional Malls

Quarter	Number of Leases Signed	GLA Signed	Contractual Rent Per SF (1)	Expired Rent Per SF (1)	Cash Basis % Change over Prior Rent
Q3 2015	38	174,228	$46.82	$37.55	24.7%
Q4 2015	23	81,251	$51.34	$39.91	28.6%
Q1 2016	28	73,871	$60.51	$52.78	14.6%
Q2 2016	23	49,196	$60.15	$55.57	8.2%
Total	112	378,546	$52.19	$43.39	20.3%

Specialty Retail Centers

Quarter	Number of Leases Signed	GLA Signed	Contractual Rent Per SF (1)	Expired Rent Per SF (1)	Cash Basis % Change over Prior Rent
Q3 2015	3	45,814	$36.81	$33.78	9.0%
Q4 2015	2	2,334	$39.61	$27.51	44.0%
Q1 2016	2	36,453	$34.72	$34.67	0.1%
Q2 2016	1	1,050	$40.00	$33.00	21.2%
Total	8	85,651	$36.04	$33.98	6.1%

Office Buildings
The following table represents those new leases and GLA signed on the same space in which there was a former tenant and existing tenant renewals along with all other new leases signed within the rolling 12-month period.

	Same-Space Leases					Other New Leases
Quarter	Number of Leases Signed	GLA Signed	Contractual Rent Per SF (1)	Expired Rent Per SF (1)	Cash Basis % Change over Prior Rent	Number of Leases Signed	GLA Signed	Contractual Rent Per SF (1)	Total GLA Signed
Q3 2015	12	168,622	$69.08	$68.50	0.8%	2	5,582	$17.18	174,204
Q4 2015	25	156,299	$19.90	$19.85	0.3%	5	6,023	$17.28	162,322
Q1 2016	20	244,517	$61.23	$55.51	10.3%	5	7,742	$19.51	252,259
Q2 2016	20	526,931	$34.39	$30.08	14.3%	4	12,503	$18.12	539,434
Total	77	1,096,369	$43.62	$40.21	8.5%	16	31,850	$18.13	1,128,219

(1)
Retail and Office contractual rent per square foot includes base rent and fixed additional charges for common area maintenance and real estate taxes as of rental commencement. Retail contractual rent per square foot also includes fixed additional marketing/promotional charges. For all expiring leases, contractual rent per square foot includes any applicable escalations.

Residential Group
Comparable economic occupancy for the Residential Group is 94.6% and 95.2% for the six months ended June 30, 2016 and 2015, respectively. Economic residential occupancy is calculated by dividing gross potential rent (“GPR”) less vacancy by GPR. GPR is calculated based on actual rents per lease agreements for occupied apartment units and at market rents for vacant apartment units. Market rental rates are determined using a variety of factors which include availability of specific apartment unit types (one bedroom, two bedroom, etc.), seasonality factors and rents offered by competitive properties for similar apartment types in the same geographic market. Comparable economic occupancy relates to stabilized properties that operated in both the six months ended June 30, 2016 and 2015.
The following tables present leasing information of our apartment communities. Prior period amounts may differ from data as reported in previous quarters since the properties that qualify as comparable change from period to period.
Quarterly Comparison

		Monthly Average Residential Rental Rates (2)			Economic Residential Occupancy
Comparable Apartment	Leasable Units	Three Months Ended June 30,			Three Months Ended June 30,
Communities (1)	at Pro-Rata % (3)	2016	2015	% Change	2016	2015	% Change
Core Markets	8,520	$1,935	$1,868	3.6%	95.4%	95.9%	(0.5)%
Non-Core Markets	7,794	$968	$939	3.1%	93.4%	94.9%	(1.5)%
Total Comparable Apartments	16,314	$1,473	$1,424	3.4%	94.8%	95.6%	(0.8)%

Year-to-Date Comparison

		Monthly Average Residential Rental Rates (2)			Economic Residential Occupancy
Comparable Apartment	Leasable Units	Six Months Ended June 30,			Six Months Ended June 30,
Communities (1)	at Pro-Rata % (3)	2016	2015	% Change	2016	2015	% Change
Core Markets	8,498	$1,925	$1,856	3.7%	95.4%	95.5%	(0.1)%
Non-Core Markets	7,004	$979	$948	3.3%	92.7%	94.3%	(1.6)%
Total Comparable Apartments	15,502	$1,485	$1,433	3.6%	94.6%	95.2%	(0.6)%

Sequential Comparison

		Monthly Average Residential Rental Rates (2)			Economic Residential Occupancy
		Three Months Ended			Three Months Ended
Comparable Apartment	Leasable Units	June 30,	March 31,		June 30,	March 31,
Communities (1)	at Pro-Rata % (3)	2016	2016	% Change	2016	2016	% Change
Core Markets	8,953	$1,963	$1,954	0.5%	95.3%	95.4%	(0.1)%
Non-Core Markets	7,952	$979	$973	0.6%	93.4%	92.1%	1.3%
Total Comparable Apartments	16,905	$1,500	$1,492	0.5%	94.7%	94.4%	0.3%

(1)
Includes stabilized apartment communities completely opened and operated in the periods presented. These apartment communities include units leased at affordable apartment rates which provide a discount from average market rental rates. For the three months ended June 30, 2016, 17.1% of leasable units in core markets and 4.9% of leasable units in non-core markets were affordable housing units. Excludes all military and limited-distribution federally assisted housing units.

(2)	Represents GPR less concessions.

(3)	Leasable units at pro-rata represent our share of comparable leasable units at the apartment community.

Segment Operating Results - Quarterly Comparison
The following tables present revenues, operating expenses, interest expense and equity in earnings by segment for the three months ended June 30, 2016 compared with the three months ended June 30, 2015. Other results of operations are discussed on a consolidated basis. All amounts in the following tables are presented in thousands.

	Commercial Group	Residential Group	Land Development Group	Total
Revenues for the three months ended June 30, 2015	$134,607	$80,860	$17,252	$232,719
Increase (decrease) due to:
Comparable portfolio	692	2,476	—	3,168
Non-comparable properties (1)	(2,573)	2,451	—	(122)
Change in consolidation method due to partial sale or acquisition	13,915	91	—	14,006
Recently disposed properties	(7,786)	—	—	(7,786)
Land sales	—	—	(7,170)	(7,170)
Military housing	—	(10,507)	—	(10,507)
Other	(208)	1,496	367	1,655
Revenues for the three months ended June 30, 2016	$138,647	$76,867	$10,449	$225,963

	Corporate Activities	Commercial Group	Residential Group	Land Development Group	Total
Operating expenses for the three months ended June 30, 2015	$21,972	$74,119	$46,163	$6,724	$148,978
Increase (decrease) due to:
Comparable portfolio	—	(2,583)	(246)	—	(2,829)
Non-comparable properties (1)	—	(1,447)	31	—	(1,416)
Change in consolidation method due to partial sale or acquisition	—	1,702	367	—	2,069
Recently disposed properties	—	(5,954)	—	—	(5,954)
Land cost of sales	—	31	—	(2,545)	(2,514)
Military housing	—	—	(2,126)	—	(2,126)
REIT conversion, reorganization costs and termination benefits	(4,090)	—	—	—	(4,090)
Development, management, corporate and other expenses	3,749	(2,555)	(2,585)	(112)	(1,503)
Operating expenses for the three months ended June 30, 2016	$21,631	$63,313	$41,604	$4,067	$130,615

	Corporate Activities	Commercial Group	Residential Group	Land Development Group	Total
Interest expense for the three months ended June 30, 2015	$6,036	$29,849	$2,145	$(405)	$37,625
Increase (decrease) due to:
Comparable portfolio	—	(2,580)	277	—	(2,303)
Non-comparable properties (1)	—	(383)	1,406	—	1,023
Change in consolidation method due to partial sale or acquisition	—	(870)	372	—	(498)
Recently disposed properties	—	(47)	—	—	(47)
Capitalized interest	—	(134)	(2,111)	(168)	(2,413)
Mark-to-market adjustments on non-designated swaps	206	(42)	3,049	255	3,468
Corporate borrowings	(3,886)	—	—	—	(3,886)
Other	—	(98)	(436)	—	(534)
Interest expense for the three months ended June 30, 2016	$2,356	$25,695	$4,702	$(318)	$32,435

	Commercial Group	Residential Group	Land Development Group	Total
Equity in earnings (loss) for the three months ended June 30, 2015	$8,264	$(7,236)	$(512)	$516
Increase (decrease) due to:
Comparable portfolio	(641)	255	—	(386)
Non-comparable properties (1)	110	368	—	478
Recently disposed equity method properties	(45)	—	—	(45)
Change in consolidation method due to partial sale or acquisition	(4,525)	62	—	(4,463)
Military housing	—	(168)	—	(168)
Subsidized senior housing	—	(956)	—	(956)
Other	476	10,940	2,159	13,575
Equity in earnings (loss) for the three months ended June 30, 2016	$3,639	$3,265	$1,647	$8,551

(1)
The following table presents the increases (decreases) in revenues, operating expenses and interest expense for Commercial and Residential properties in lease-up or recently stabilized but not comparable and other consolidated non-comparable properties:

		Three Months Ended June 30, 2016 vs. 2015
Property	Quarter Opened	Revenues	Operating Expenses	Interest Expense	Equity in Earnings (Loss)
Commercial:
Property recently stabilized or in lease-up:
1812 Ashland Ave	Q2-16	$—	$2	$104	$—
300 Massachusetts Ave	Q1-16	—	—	—	434
Non-comparable property:
Ballston Quarter (1)		(2,573)	(1,449)	(487)	(324)
Total Commercial		$(2,573)	$(1,447)	$(383)	$110
Residential:
Properties recently stabilized or in lease-up:
3700M	Q3-14	$—	$—	$—	$20
Aster Town Center North	Q4-15/Q1-16	451	214	125	—
Blossom Plaza	Q2-16	15	306	103	—
Kapolei Lofts	Q3-15/Q3-16	1,072	(171)	416	—
Radian	Q2-14	—	—	—	348
The Yards - Arris	Q1-16	313	1,014	632	—
The Yards - Twelve12	Q2-14	79	(712)	47	—
Winchester Lofts	Q4-14	532	(163)	89	—
Non-comparable property:
500 Sterling Place		(11)	(457)	(6)	—
Total Residential		$2,451	$31	$1,406	$368

(1)
Effective April 1, 2016, Ballston Quarter changed from the full consolidation method of accounting to the equity method of accounting. The decreases in revenues, operating expenses and interest expense relate to the period prior to the consolidation change while the change in equity in earnings relates to the period subsequent.

Commercial Group - Quarterly Comparison
The increases in revenues and operating expenses along with the decreases in interest expense and equity in earnings related to the change in consolidation method are due to the change from equity method to full consolidation method of accounting for the seven life science office properties and two parking facilities at University Park at MIT (“MIT Assets”) (Q2-2015) upon the acquisition of our partner’s equity interests in those properties and the change from full consolidation to equity method accounting upon the formation of a joint venture with an outside partner in Westchester’s Ridge Hill (Q1-2016). The decreases in revenues, operating expenses and interest expense related to recent disposals are due to our ongoing strategy to sell operating assets in non-core markets. The decrease in interest expense for the comparable portfolio is primarily due to the paydown of nonrecourse mortgage notes for One MetroTech Center (Q2-2015). The decrease in operating expenses is primarily due to reduced overhead costs as a result of our recent reorganization, as well as the centralization of certain functions now performed at Corporate and reported as Corporate expenses.
Ballston Quarter, a regional mall in Arlington, Virginia, is classified as a non-comparable property due to its upcoming planned redevelopment project.
Residential Group - Quarterly Comparison
The fluctuations in revenues, operating expenses and equity in earnings related to military housing are due to the sale of our interests in entities that develop and manage military family housing (Q1-2016). The decrease in interest expense related to capitalized interest is due to the increased number of projects under construction and development as we increased our construction pipeline. The increase in equity in earnings for other is primarily related to a $10,191,000 write-off of abandoned development projects of unconsolidated entities that occurred in 2015 with no such charge in 2016. The decrease in operating expenses is primarily due to reduced overhead costs as a result of our recent reorganization, as well as the centralization of certain functions now performed at Corporate and reported as Corporate expenses.
500 Sterling Place, an apartment community in Brooklyn, New York, was acquired (Q1-2015) and is classified as a non-comparable property.
Corporate Activities - Quarterly Comparison
The decrease in REIT conversion, reorganization costs and termination benefits is a result of the transactional nature of these project costs. The increase in other operating expenses is primarily due to outside consulting costs and increased general and administrative costs as a result of certain functions being centralized as a result of the recent reorganization and now reported as Corporate expenses that were previously recorded in the Commercial and Residential Groups. The decrease in interest expense is due to the separate, privately negotiated exchanges of a portion of our Senior Notes due 2016, 2018 and 2020 for either shares of Class A common stock, cash payments or a combination of both during 2015 and the first quarter of 2016.
Segment Operating Results - Year-to-Date Comparison
The following tables present revenues, operating expenses, interest expense and equity in earnings by segment for the six months ended June 30, 2016 compared with the six months ended June 30, 2015. Other results of operations are discussed on a consolidated basis. All amounts in the following tables are presented in thousands.

	Commercial Group	Residential Group	Land Development Group	Total
Revenues for the six months ended June 30, 2015	$263,152	$150,520	$27,309	$440,981
Increase (decrease) due to:
Comparable portfolio	1,649	5,934	—	7,583
Non-comparable properties (1)	(3,253)	4,424	—	1,171
Change in consolidation method due to partial sale or acquisition	35,009	3,413	—	38,422
Recently disposed properties	(11,343)	—	—	(11,343)
Land sales	—	—	(11,900)	(11,900)
Military housing	—	(13,261)	—	(13,261)
Other	(2,289)	1,973	889	573
Revenues for the six months ended June 30, 2016	$282,925	$153,003	$16,298	$452,226

	Corporate Activities	Commercial Group	Residential Group	Land Development Group	Total
Operating expenses for the six months ended June 30, 2015	$41,687	$147,209	$89,402	$11,365	$289,663
Increase (decrease) due to:
Comparable portfolio	—	(3,958)	(105)	—	(4,063)
Non-comparable properties (1)	—	(1,535)	1,711	—	176
Change in consolidation method due to partial sale or acquisition	—	5,449	2,159	—	7,608
Recently disposed properties	—	(7,410)	—	—	(7,410)
Land cost of sales	—	31	—	(4,516)	(4,485)
Military housing	—	—	(1,621)	—	(1,621)
REIT conversion, reorganization costs and termination benefits	(1,582)	—	—	—	(1,582)
Development, management, corporate and other expenses	5,898	(4,260)	(2,288)	(94)	(744)
Operating expenses for the six months ended June 30, 2016	$46,003	$135,526	$89,258	$6,755	$277,542

	Corporate Activities	Commercial Group	Residential Group	Land Development Group	Total
Interest expense for the six months ended June 30, 2015	$14,182	$60,171	$6,610	$(870)	$80,093
Increase (decrease) due to:
Comparable portfolio	—	(5,508)	(77)	—	(5,585)
Non-comparable properties (1)	—	(355)	1,479	—	1,124
Change in consolidation method due to partial sale or acquisition	—	(189)	744	—	555
Recently disposed properties	—	(221)	—	—	(221)
Capitalized interest	—	(1,156)	(4,669)	(338)	(6,163)
Mark-to-market adjustments on non-designated swaps	406	(84)	6,589	675	7,586
Corporate borrowings	(8,552)	—	—	—	(8,552)
Other	—	(43)	(1,724)	—	(1,767)
Interest expense for the six months ended June 30, 2016	$6,036	$52,615	$8,952	$(533)	$67,070

	Commercial Group	Residential Group	Land Development Group	Total
Equity in earnings (loss) for the six months ended June 30, 2015	$14,991	$(5,526)	$1,166	$10,631
Increase (decrease) due to:
Comparable portfolio	529	818	—	1,347
Non-comparable properties (1)	339	1,322	—	1,661
Recently disposed equity method properties	(85)	—	—	(85)
Change in consolidation method due to partial sale or acquisition	(7,025)	(399)	—	(7,424)
Military housing	—	(403)	—	(403)
Subsidized senior housing	—	339	—	339
Other	880	10,834	1,307	13,021
Equity in earnings (loss) for the six months ended June 30, 2016	$9,629	$6,985	$2,473	$19,087

(1)
The following table presents the increases (decreases) in revenues, operating expenses and interest expense for Commercial and Residential properties in lease-up or recently stabilized but not comparable and other consolidated non-comparable properties:

		Six Months Ended June 30, 2016 vs. 2015
Property	Quarter Opened	Revenues	Operating Expenses	Interest Expense	Equity in Earnings (Loss)
Commercial:
Property recently stabilized or in lease-up:
1812 Ashland Ave	Q2-16	$—	$4	$108	$—
300 Massachusetts Ave	Q1-16	—	—	—	663
Non-comparable property:
Ballston Quarter (1)		(3,253)	(1,539)	(463)	(324)
Total Commercial		$(3,253)	$(1,535)	$(355)	$339
Residential:
Properties recently stabilized or in lease-up:
3700M	Q3-14	$—	$—	$—	$384
Aster Town Center North	Q4-15/Q1-16	657	403	226	—
Blossom Plaza	Q2-16	15	408	103	—
Kapolei Lofts	Q3-15/Q3-16	1,784	151	583	—
Radian	Q2-14	—	—	—	938
The Yards - Arris	Q1-16	343	1,730	651	—
The Yards - Twelve12	Q2-14	546	(473)	84	—
Winchester Lofts	Q4-14	1,163	(187)	(197)	—
Non-comparable property:
500 Sterling Place		(84)	(321)	29	—
Total Residential		$4,424	$1,711	$1,479	$1,322

(1)
Effective April 1, 2016, Ballston Quarter changed from the full consolidation method of accounting to the equity method of accounting. The decreases in revenues, operating expenses and interest expense relate to the period prior to the consolidation change while the change in equity in earnings relates to the period subsequent.

Commercial Group - Year-to-Date Comparison
The increases in revenues and operating expenses along with the decreases in interest expense and equity in earnings related to the change in consolidation method are due to the change from equity method to full consolidation method of accounting for the MIT Assets (Q2-2015) upon the acquisition of our partner’s equity interests in those properties and the change from full consolidation to equity method accounting upon the formation of a joint venture with an outside partner in Westchester’s Ridge Hill (Q1-2016). The decreases in revenues, operating expenses and interest expense related to recent disposals are due to our ongoing strategy to sell operating assets in non-core markets. The decrease in interest expense for the comparable portfolio is primarily due to the paydown of nonrecourse mortgage notes for One MetroTech Center (Q2-2015) and Ballston Common Office Center (Q1-2015). The decrease in operating expenses is primarily due to reduced overhead costs as a result of our recent reorganization, as well as the centralization of certain functions now performed at Corporate and reported as Corporate expenses.
Ballston Quarter, a regional mall in Arlington, Virginia, is classified as a non-comparable property due to its upcoming planned redevelopment project.
Residential Group - Year-to-Date Comparison
The increases in revenues, operating expenses and interest expense and decrease in equity in earnings related to the change in consolidation method are due to the change from equity method to full consolidation method of accounting for three operating apartment communities located in Northeast Ohio (Q2-2015) upon the acquisition of our partner’s 50% equity interests. The fluctuations in revenues, operating expenses and equity in earnings related to military housing are due to the sale of our interests in entities that develop and manage military family housing (Q1-2016). The decrease in interest expense related to capitalized interest is due to the increased number of projects under construction and development as we increased our construction pipeline. The increase in equity in earnings for other is primarily related to a $10,191,000 write-off of abandoned development projects of unconsolidated entities that occurred in 2015 with no such charge in 2016. The decrease in operating expenses is primarily due to reduced overhead costs as a result of our recent reorganization, as well as the centralization of certain functions now performed at Corporate and reported as Corporate expenses.
500 Sterling Place, an apartment community in Brooklyn, New York, was acquired (Q1-2015) and is classified as a non-comparable property.

Corporate Activities - Year-to-Date Comparison
The decrease in REIT conversion, reorganization costs and termination benefits is a result of the transactional nature of these project costs. The increase in other operating expenses is primarily due to outside consulting costs and increased general and administrative costs as a result of certain functions being centralized as a result of the recent reorganization and now reported as Corporate expenses that were previously recorded in the Commercial and Residential Groups. The decrease in interest expense is due to the separate, privately negotiated exchanges of a portion of our Senior Notes due 2016, 2018 and 2020 for either shares of Class A common stock, cash payments or a combination of both during 2015 and the first quarter of 2016.

Depreciation and Amortization
Depreciation and amortization expense was $62,418,000 and $125,629,000 for the three and six months ended June 30, 2016, respectively, and $56,200,000 and $109,224,000 for the three and six months ended June 30, 2015, respectively. The increase is primarily attributable to the change from equity method accounting to full consolidation for the MIT Assets (Q2-2015) partially offset by the change from full consolidation to equity method accounting upon the formation of a joint venture with an outside partner in Westchester’s Ridge Hill (Q1-2016) and Ballston Quarter (Q2-2016).
Write-Offs of Abandoned Development Projects
See Note L – Write-Offs of Abandoned Development Projects in the Notes to Consolidated Financial Statements in Item 1 of this Form 10‑Q for detailed information.
Impairment of Real Estate
See Note M – Impairment of Real Estate and Impairment of Unconsolidated Entities in the Notes to Consolidated Financial Statements in Item 1 of this Form 10‑Q for detailed information.
Interest and Other Income
Interest and other income was $11,031,000 and $20,685,000 for the three and six months ended June 30, 2016, respectively, and $9,278,000 and $18,982,000 for the three and six months ended June 30, 2015, respectively. The net increase for the three and six months ended June 30, 2016 compared with the three and six months ended June 30, 2015 is primarily related to interest income on notes receivable related to the Nets and Barclays Center sales, partially offset by decreased income recognition on the allocation of state and federal historic preservation, low income housing and new market tax credits.
Gains on Change in Control of Interests
See Note N – Gains on Change in Control of Interests in the Notes to Consolidated Financial Statements in Item 1 of this Form 10‑Q for detailed information.
Amortization of Mortgage Procurement Costs
Amortization of mortgage procurement costs was $1,416,000 and $3,081,000 for the three and six months ended June 30, 2016, respectively, and $1,862,000 and $3,963,000 for the three and six months ended June 30, 2015, respectively. The decrease from the prior periods is primarily due to our ongoing deleveraging strategy.
Loss on Extinguishment of Debt
See Note O – Loss on Extinguishment of Debt and Note F – Convertible Senior Debt, Net in the Notes to Consolidated Financial Statements in Item 1 of this Form 10‑Q for detailed information.
Net Gain on Disposition of Interest in Unconsolidated Entities
See Note P – Net Gain on Disposition of Interest in Unconsolidated Entities in the Notes to Consolidated Financial Statements in Item 1 of this Form 10‑Q for detailed information.
Net Gain on Disposition of Interest in Development Project
See Note R – Net Gain on Disposition of Interest in Development Project in the Notes to Consolidated Financial Statements in Item 1 of this Form 10‑Q for detailed information.
Net Gain (Loss) on Disposition of Full or Partial Interest in Rental Properties, Net of Tax
See Note S – Net Gain (Loss) on Disposition of Full or Partial Interest in Rental Properties, Net of Tax in the Notes to Consolidated Financial Statements in Item 1 of this Form 10‑Q for detailed information.

Discontinued Operations
See Note T – Assets and Liabilities Held for Sale and Discontinued Operations in the Notes to Consolidated Financial Statements in Item 1 of this Form 10-Q for detailed information.

Net Earnings (Loss) Attributable to Forest City Realty Trust, Inc.- Quarterly Comparison
Net earnings attributable to Forest City Realty Trust, Inc. for the three months ended June 30, 2016 was $26,599,000 versus net earnings of $303,756,000 for the three months ended June 30, 2015. The variance to the prior year period is primarily attributable to the following fluctuations, which are pre-tax, include unconsolidated investment activity and are net of noncontrolling interests:
Asset Dispositions - $(21,597,000)

•	$(10,288,000) related to a combined fluctuation in revenues, operating expenses and interest expense at properties in which we disposed of our full or partial interest during 2016 and 2015;

•	$(7,294,000) related to decreased gains on disposition of full or partial interest in rental properties and unconsolidated investments in 2016 compared to 2015; and

•	$(4,015,000) related to decreased Land Development Group sales in 2016 compared with 2015, primarily at our Stapleton project.
Financing Transactions - $5,579,000

•
$3,886,000 related to a decrease in interest expense on corporate debt due to separate, privately negotiated exchange transactions involving certain of our Senior Notes due 2016, 2018 and 2020 in 2016 and 2015;

•	$(3,444,000) related to the change in fair market value of certain derivatives not qualifying for hedge accounting between the comparable periods, which was marked to market through interest expense;

•	$2,724,000 related to decreased losses on extinguishment of debt in 2016 compared with 2015; and

•
$2,413,000 related to a decrease in interest expense in 2016 compared with 2015 due to increased capitalized interest on projects under construction and development as we increased our construction pipeline.

Non-Cash Transactions - $(475,413,000)

•
$(487,684,000) related to gains on change in control of interest from the June 2015 acquisition of our partner’s 49% equity ownership interest in the MIT Assets, and the April 2015 acquisition of our partner’s 50% ownership interest in three operating apartment communities (Cherry Tree, Chestnut Lake and Stratford Crossing);

•	$15,969,000 related to decreased write-offs of abandoned development projects, including $10,191,000 related to unconsolidated entities in 2016 compared to 2015;

•	$(2,100,000) related to increased impairment of real estate in 2016 compared to 2015; and

•
$(1,598,000) related to an increase in depreciation and amortization expense in 2016 compared with 2015 primarily due to recently opened properties and the change from equity method of accounting to full consolidation method upon the acquisition of our partner’s interest in the MIT Assets in Q2 2015. This increase was partially offset by the disposition of our full interest in entities that develop and manage military family housing, Avenue at Tower City Center and Barclays Center, the disposition of our partial interest in Westchester’s Ridge Hill in 2016 and the disposition of our full interest in Skylight Office Tower, an office building in Cleveland, Ohio, in Q3 2015.

Operations - $26,202,000

•	$9,255,000 related to a combined fluctuation in revenues, operating expenses and interest expense in properties in which we recently acquired our partners’ interest;

•	$8,682,000 related to a combined fluctuation in revenues, operating expenses and interest expense in our comparable portfolio in 2016 compared with 2015;

•	$4,090,000 related to lower REIT conversion, reorganization costs and termination benefits in 2016 compared with 2015;

•	$2,281,000 related to a combined fluctuation in revenues, operating expenses and interest expense at properties in lease-up at June 30, 2016; and

•	$1,894,000 related to an increase in interest and other income primarily from interest income on notes receivable related to the Nets and Barclays Center sales.

Income Taxes

•
$182,038,000 due to decreased income tax expense primarily due to gains on change in control of interests in 2015. As we are operating as a REIT in 2016, the majority of our operations, other than those in our TRS, will not be subject to federal income tax. As a result, 2016 tax expense is not directly comparable to 2015 due to our change in taxpayer status.

Net Earnings (Loss) Attributable to Forest City Realty Trust, Inc. - Year-to-Date Comparison
Net earnings attributable to Forest City Realty Trust, Inc. for the six months ended June 30, 2016 was $270,634,000 versus net earnings of $249,547,000 for the six months ended June 30, 2015. The variance to the prior year period is primarily attributable to the following fluctuations, which are pre-tax, include unconsolidated investment activity and are net of noncontrolling interests:
Asset Dispositions - $343,242,000

•	$228,711,000 related to increased gains on disposition of full or partial interest in rental properties and unconsolidated investments in 2016 compared to 2015;

•	$136,687,000 related to the net gain on disposition of the development site 625 Fulton Avenue in 2016;

•	$(15,376,000) related to a combined fluctuation in revenues, operating expenses and interest expense at properties in which we disposed of our full or partial interest during 2016 and 2015; and

•	$(6,780,000) related to decreased Land Development Group sales in 2016 compared with 2015, primarily at our Stapleton project.
Financing Transactions - $16,215,000

•
$9,019,000 related to decreased losses on extinguishment of debt compared with 2015 primarily due to separate, privately negotiated exchange transactions involving a portion of our Senior Notes due 2016, 2018 and 2020 in 2016 and 2015;

•
$8,552,000 related to a decrease in interest expense on corporate debt due to separate, privately negotiated exchange transactions involving certain of our Senior Notes due 2016, 2018 and 2020 in 2016 and 2015;

•
$(7,519,000) related to the change in fair market value of certain derivatives not qualifying for hedge accounting between the comparable periods, which was marked to market through interest expense; and

•
$6,163,000 related to a decrease in interest expense in 2016 compared with 2015 due to increased capitalized interest on projects under construction and development as we increased our construction pipeline.

Non-Cash Transactions - $(491,636,000)

•
$(487,684,000) related to gains on change in control of interest from the June 2015 acquisition of our partner’s 49% equity ownership interest in the MIT Assets, and the April 2015 acquisition of our partner’s 50% ownership interest in three operating apartment communities (Cherry Tree, Chestnut Lake and Stratford Crossing);

•	$15,969,000 related to decreased write-offs of abandoned development projects, including $10,191,000 related to unconsolidated entities in 2016 compared to 2015;

•	(14,564,000) related to increased impairment of real estate in 2016 compared to 2015; and

•
$(5,357,000) related to an increase in depreciation and amortization expense in 2016 compared with 2015 primarily due to recently opened properties and the change from equity method of accounting to full consolidation method upon the acquisition of our partner’s interest in the MIT Assets and three operating apartment communities in Q2 2015. This increase was partially offset by the disposition our of full interest in entities that develop and manage military family housing, Avenue at Tower City Center and Barclays Center, the disposition of our partial interest in Westchester’s Ridge Hill in 2016 and the disposition of our full interest in Skylight Office Tower in Q3 2015.

Operations - $49,510,000

•	$22,375,000 related to a combined fluctuation in revenues, operating expenses and interest expense in properties in which we recently acquired our partners’ interest;

•	$18,535,000 related to a combined fluctuation in revenues, operating expenses and interest expense in our comparable portfolio in 2016 compared with 2015;

•	$5,059,000 related to a combined fluctuation in revenues, operating expenses and interest expense at properties in lease-up at June 30, 2016;

•	$1,959,000 related to an increase in interest and other income primarily from interest income on notes receivable related to the Nets and Barclays Center sales; and

•	$1,582,000 related to lower REIT conversion, reorganization costs and termination benefits in 2016 compared with 2015.
Income Taxes

•
$100,031,000 due to decreased income tax expense primarily due to gains on change in control of interests in 2015 offset by gains on sale of assets owned by our TRSs in 2016. The taxes on the gains on sale in continuing operations and discontinued operations are reflected on the Consolidated Statement of Operations as components of the net gain on disposition of interest in development project and the net gain (loss) on disposition of full or partial interest in rental properties, net of tax line items and not separately on the income tax expense (benefit) line item. The tax expense in 2016 is primarily non-cash as it largely relates to the utilization of the deferred tax asset to offset the taxable gain on the various sales. As we are operating as a REIT in 2016, the majority of our operations, other than those in our TRS, will not be subject to federal income tax. As a result, 2016 tax expense is not directly comparable to 2015 due to our change in taxpayer status.

Phased Property Openings and Projects Under Construction
June 30, 2016

In addition to the growth in our operating portfolio through driving improved NOI at our existing properties, we have used development as a primary source of growth in our real estate operations. The following tables summarize projects currently under construction as of June 30, 2016 and properties we have opened, commenced phased opening and have acquired during the six months ended June 30, 2016.

		Anticipated
		Opening	Legal	Consolidated (C)	Cost at	Cost Incurred to Date (b)		No. of		Lease %
	Location	Date	Ownership %	Unconsolidated (U)	Completion (a)	Consolidated	Unconsolidated	Units	GLA	(c)
					(in millions)
2015/2016 Phased Openings
Other:
Kapolei Lofts (d)	Kapolei, HI	Q3-15/Q3-16	100%	C	$154.8	$140.0	$0.0	499	—	50%

Projects Under Construction
Residential:
Arizona State Retirement System Joint Venture:
Museum Towers II	Philadelphia, PA	Q4-16	25%	C	114.4	84.2	0.0	286	—
Eliot on 4th	Washington, D.C.	Q1-17	25%	C	142.9	71.8	0.0	365	5,000
Broadway and Hill	Los Angeles, CA	Q3-17	25%	C	140.1	85.0	0.0	391	15,000
West Village II	Dallas, TX	Q1-18/Q2-18	25%	C	120.3	23.5	0.0	399	4,250
					$517.7	$264.5	$0.0	1,441	24,250
Greenland Joint Venture:
535 Carlton	Brooklyn, NY	Q4-16/Q4-17	30%	U	$168.8	$0.0	$106.3	298	—
550 Vanderbilt (condominiums)	Brooklyn, NY	Q1-17/Q3-17	30%	U	362.7	0.0	245.6	278	7,000
38 Sixth Ave	Brooklyn, NY	Q2-17/Q2-18	30%	U	202.7	0.0	85.9	303	28,000
Pacific Park - Parking (e)	Brooklyn, NY	Q4-16/Q1-18	30%	U	46.2	0.0	30.8	—	—
					780.4	0.0	468.6	879	35,000
461 Dean Street	Brooklyn, NY	Q3-16	100%	C	195.6	169.3	0.0	363	4,000
The Bixby	Washington, D.C.	Q4-16	25%	U	53.8	0.0	34.9	195	—
Town Center Wrap	Denver, CO	Q2-17/Q4-17	95%	C	93.1	16.4	0.0	399	7,000
Hudson Exchange	Jersey City, NJ	Q1-18	50%	U	214.1	0.0	80.9	421	9,000
					$1,854.7	$450.2	$584.4	3,698	79,250
Office:
The Bridge at Cornell Tech	Roosevelt Island, NY	Q2-17	100%	C	164.1	82.5	0.0	—	235,000	39%
Total Projects Under Construction					$2,018.8	$532.7	$584.4
See footnotes on the following page.

Property Openings
June 30, 2016

	Location	Date Opened	Legal Ownership %	Consolidated (C) Unconsolidated (U)	Cost at Completion (a)	No. of Units	GLA	Lease % (c)
					(in millions)
2016 Property Openings
Residential:
Arizona State Retirement System Joint Venture:
Blossom Plaza	Los Angeles, CA	Q2-16	25%	C	$104.9	237	19,000	28%
The Yards - Arris	Washington, D.C.	Q1-16	25%	C	145.1	327	19,000	58%
					$250.0	564	38,000

Aster Town Center North	Denver, CO	Q4-15/Q1-16	90%	C	23.4	135	—	97%
					$273.4	699	38,000
Office:
1812 Ashland Ave	Baltimore, MD	Q2-16	85%	C	$61.2	—	164,000	70%
300 Massachusetts Ave	Cambridge, MA	Q1-16	50%	U	172.0	—	246,000	100%
					$233.2	—	410,000
Total Property Openings					$506.6

(a)	Represents estimated project costs to achieve stabilization. Amounts exclude capitalized interest not allocated to the underlying joint venture.

(b)	Represents total capitalized project costs incurred to date, including all capitalized interest related to the development project.

(c)	Lease commitments as of July 28, 2016.

(d)
Kapolei Lofts is a residential project on land leased to the Company. The Company consolidates the land lessor, who is entitled to a preferred return that currently exceeds anticipated operating cash flow of the project. However, in accordance with the waterfall provisions of the distribution Agreement, the Company expects to share in the net proceeds upon a sale of the project. The payments made under the lease are deemed a preferential return and allocated to noncontrolling interest. As of June 30, 2016, 478 of the 499 units were open.

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
Source of Funds
Our principal sources of funds are cash provided by operations including land sales, our revolving credit facility, our term loan facility (undrawn as of June 30, 2016, with $335,000,000 of availability), nonrecourse mortgage debt and notes payable, dispositions of operating properties or development projects through sales or equity joint ventures, proceeds from the issuance of senior notes, common or preferred equity and other financing arrangements. We have consistently disposed of assets in an effort to recycle capital and reposition our portfolio. Over the last ten years, we have generated cash proceeds from dispositions of full or partial interests in rental properties, development projects and other investments averaging in excess of $100,000,000 per year. Given the diversity of our portfolio by market and product type, we believe the market for property dispositions will continue to be available. The current market should allow us to continue our historical strategy to recycle capital and reposition the portfolio through asset sales or equity joint ventures.
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
Use of Funds
Our principal uses of funds include the financing of our real estate operating and development projects, capital expenditures for our existing operating portfolio, principal and interest payments on our nonrecourse mortgage debt and notes payable, revolving credit facility, term loan facility (when drawn upon) and senior notes, payment of our earnings and profits distribution made in the first quarter of 2016, our quarterly payments of common stock dividends (commencing with our REIT election in 2016) and selective operating asset acquisitions, including joint venture partner acquisitions.
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
As discussed above, a majority of our assets are separately encumbered. Since 2011, our capital strategy has focused on reducing our overall leverage level. During 2015, we began establishing an unencumbered asset pool. We believe this change in financing strategy is consistent with our deleveraging efforts and provides us greater financial flexibility. While our unencumbered asset pool is modest at June 30, 2016, we intend to add unencumbered assets to this pool during 2016 and beyond, as we continue to make progress toward our deleveraging goals.
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

We continue to make progress on certain other pre-development projects, primarily multifamily projects located in core markets. The cash required to fund our equity in projects under construction and development plus cash necessary to extend or pay down our near-term debt maturities is anticipated to exceed our cash from operations. As a result, we intend to extend maturing debt or repay it with net proceeds from property sales, equity joint ventures, borrowings on our revolving credit facility, our undrawn term loan facility or future debt or equity financing.
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
461 Dean Street
461 Dean Street is an apartment building under construction in Brooklyn, New York adjacent to the Barclays Center at the Pacific Park Brooklyn project. This modular construction project has encountered, and may continue to encounter, delays and increased costs in the completion of the building. We had a fixed price contract (the “CM Contract”) with Skanska USA to construct the apartment building. In 2014, Skanska USA ceased construction and we terminated the CM Contract for cause. Each party has filed lawsuits relating primarily to the project’s delays and associated additional completion costs. We continue to vigorously pursue legal action against Skanska USA for damages related to their default of the CM Contract. However, there is no assurance we will be successful in recovering these damages.
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
At June 30, 2016, we have $169,274,000 capitalized on the Consolidated Balance Sheet related to 461 Dean Street. Based on the most current information available, total project costs are estimated to be $192,100,000, after giving effect to a 2014 impairment charge. Significant estimates and assumptions were used to develop the estimated total project costs and may change in the future.
We currently do not have a construction loan on this asset and all construction costs are being funded with equity. We may encumber 461 Dean Street in the future to lower our equity invested in the project. However, we can not give any assurances we will make that decision, and if we do, whether we can close a permanent loan at terms acceptable to us.
Nonrecourse Mortgage Financings
As of June 30, 2016, we had $120,502,000 of nonrecourse mortgage financings with scheduled maturities during the year ending December 31, 2016, of which $20,257,000, represents regularly scheduled amortization payments. We are currently in negotiations to refinance and/or extend the remaining nonrecourse debt scheduled to mature during the year ending December 31, 2016. We cannot give assurance as to the outcome of these negotiations. If we are unable to negotiate an extension or otherwise refinance the nonrecourse mortgage, we could go into default and the lender could commence foreclosure proceedings on the single collateralized asset, which would likely result in a loss of the asset or an impairment which could be significant.
As of June 30, 2016, we had one nonrecourse mortgage greater than five percent of our total nonrecourse mortgage debt and notes payable, net. The mortgage encumbers the New York Times office building, has an outstanding balance of $640,000,000 and matures in September 2017. We intend to use proceeds from the Term Loan Facility, along with additional cash, to address the maturity of this nonrecourse mortgage debt prior to year end.
As of June 30, 2016, our share of nonrecourse mortgage debt and notes payable, net recorded on our unconsolidated subsidiaries amounted to $2,392,192,000, of which $175,227,000 ($11,447,000 represents scheduled principal payments) is scheduled to mature during the year ending December 31, 2016. Negotiations are ongoing to address the remaining 2016 maturities, but we cannot give assurance we will obtain these financings on favorable terms or at all.

2016 Liquidity Transactions
During the six months ended June 30, 2016, we completed the following transactions, which increased liquidity, reduced debt resulting in lower future fixed charges for interest, reduced future development equity requirements and development risk and strengthened our balance sheet.

•
We entered into a Term Loan Credit Agreement which provides for a $335,000,000 senior unsecured term loan credit facility (“Term Loan Facility”). The Term Loan Facility matures on May 4, 2021 and bears interest at our option at either LIBOR plus a margin of 1.30% - 2.20% or the Base Rate plus a margin of 0.30% - 1.20%. The applicable margins are based on our total leverage ratio. As of June 30, 2016, we have not drawn on the Term Loan Facility. However, we expect to draw on the Term Loan Facility, and with additional cash, address the $640,000,000 nonrecourse mortgage debt of the New York Times office building due in 2017 prior to year end.

•	We exercised a portion of the accordion provision on our Revolving Credit Facility and increased the total available borrowings capacity from $500,000,000 to $600,000,000.

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

•
We completed the sale of 625 Fulton Avenue, a development site in Brooklyn, New York. The sale generated net cash proceeds of $151,776,000, of which $93,776,000 was received at closing, with the remaining proceeds received during the three months ended June 30, 2016.

•
We entered into a joint venture agreement with outside partners, affiliated entities of QIC, one of the largest institutional investment managers in Australia. The outside partner invested in and received 51% of our equity interest in Westchester’s Ridge Hill, a formerly wholly owned regional mall in Yonkers, New York. We received net cash proceeds of $75,448,000 along with the buyer assuming debt of $169,369,000, representing 51% of the nonrecourse mortgage debt of the property.

•
We formed and entered into a new joint venture with outside partners, affiliated entities of QIC. We contributed our equity interest in Ballston Quarter, a formerly wholly owned regional mall in Arlington, Virginia, and certain residential development rights to the new joint venture. The outside partner invested $36,269,000 of cash directly into the new joint venture and assumed debt of $20,825,000, representing 49% of the nonrecourse mortgage debt of the property.

•
We completed the sale of Avenue at Tower City Center, a specialty retail center in Cleveland, Ohio and related parking facility assets, Aperture Center, an office building in Albuquerque, New Mexico, and five floors of the Johns Hopkins Parking Garage located in Baltimore, Maryland. The sales generated net cash proceeds of $68,773,000. These dispositions are part of our strategy to sell operating assets in non-core markets and non-core operating assets.

•	We completed the sale of Steinway Street Theaters, an unconsolidated specialty retail center in Queens, New York. The sale generated net cash proceeds of $14,059,000.

•
We entered into separate, privately negotiated exchange agreements whereby we repurchased $81,310,000 and $76,334,000 aggregate principal amount of our 4.25% Senior Notes due 2018 and 3.625% Senior Notes due 2020, respectively, for total cash payments of $182,523,000.

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
Prior to the taxable year ending December 31, 2016, our predecessor, Forest City Enterprises, Inc., operated as a C corporation. A REIT is not permitted to retain earnings and profits (“E&P”) accumulated during the periods when the company or its predecessor was taxed as a C corporation or accumulated by the company’s or its predecessor’s TRS not converted to a qualified REIT subsidiary. We were required to make one or more distributions to our shareholders that equals or exceeds our accumulated positive E&P.
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
On May 17, 2016, our Board of Directors declared a $0.06 per share cash dividend on our Common Stock for the second quarter of 2016. The second quarter dividend was paid entirely in cash on June 24, 2016, to shareholders of record at the close of business on June 10, 2016.
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
Financial Covenants
Our revolving credit facility and term loan facility contain certain restrictive financial covenants. A summary of the key financial covenants as defined in the agreement, all of which we are compliant with at June 30, 2016, follows:

	Requirement	As of
Credit Facility Financial Covenants	Per Agreement	June 30, 2016
Maximum Total Leverage Ratio	≤65%	49.27%
Maximum Secured Leverage Ratio	≤55%	49.52%
Maximum Secured Recourse Leverage Ratio	≤15%	0.00%
Maximum Unsecured Leverage Ratio	≤60%	0.00%
Minimum Fixed Charge Coverage Ratio	≥1.50x	1.85	x
Minimum Unencumbered Interest Coverage Ratio	≥1.50x	3.99	x
Revolving Credit Facility
See Note D – Revolving Credit Facility in the Notes to Consolidated Financial Statements in Item 1 of this Form 10-Q for detailed information.
Term Loan Facility
See Note E – Term Loan Facility in the Notes to Consolidated Financial Statements in Item 1 of this Form 10-Q for detailed information.
Convertible Senior Debt, Net
See Note F – Convertible Senior Debt, Net in the Notes to Consolidated Financial Statements in Item 1 of this Form 10-Q for detailed information.

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
We are actively working to refinance and/or extend the maturities of the nonrecourse debt coming due in the next 24 months. During the six months ended June 30, 2016, we completed the following financings:

Purpose of Financing	Amount
(in thousands)
Refinancing	$55,000
Construction and development projects	77,000
Loan extensions	5,862
$137,862

Cash Flows
Operating Activities
Net cash provided by operating activities was $93,173,000 and $88,393,000 for the six months ended June 30, 2016 and 2015, respectively. The net increase in cash provided by operating activities of $4,780,000 is primarily the result of changes in operating assets and liabilities between the comparable periods along with reduced interest payments.
Investing Activities
Net cash provided by (used in) investing activities was $147,631,000 and $(624,686,000) for the six months ended June 30, 2016 and 2015, respectively, and consisted of the following:

	Six Months Ended June 30,
	2016	2015
	(in thousands)
Capital expenditures:
Construction and development costs:
461 Dean Street	$(36,366)	$(27,987)
The Bridge at Cornell Tech, an office building under construction in Roosevelt Island, New York	(33,533)	(5,200)
Kapolei Lofts, an apartment community under construction in Kapolei, Hawaii	(30,948)	(16,237)
Museum Towers II, an apartment community under construction in Philadelphia, PA	(29,124)	(3,104)
The Yards - Arris, an apartment community in Washington, D.C.	(20,938)	(25,542)
Blossom Plaza, an apartment community in Los Angeles, California	(16,826)	(7,773)
Other	(111,825)	(61,417)
Total construction and development costs (1)	(279,560)	(147,260)
Operating properties:
Commercial Segment	(6,468)	(13,272)
Residential Segment	(5,584)	(6,009)
Other	(10)	(22)
Total operating properties	(12,062)	(19,303)
Tenant improvements:
Commercial Segment	(12,115)	(20,867)
Total capital expenditures	$(303,737)	$(187,430)
Capital expenditures of assets included in discontinued operations:
Arena	(690)	(4,522)
Acquisition:
Partner’s interest in University Park at MIT	$—	$(386,156)
500 Sterling Place	—	(11,119)
	$—	$(397,275)

Payment of lease procurement costs (2)	(3,145)	(5,624)
Increase in notes receivable	(26,321)	(20,834)
Payments on notes receivable	58,000	2,721
Decrease (increase) in restricted cash used for investing purposes:
Westchester’s Ridge Hill	$4,936	$110
The Yards - Twelve12, an apartment community in Washington, D.C.	3,847	5,045
1812 Ashland Ave	28	5,309
One MetroTech Center, an office building in Brooklyn, New York	—	18,278
The Bridge at Cornell Tech	—	4,000
Other	7,857	6,192
Total decrease in restricted cash used for investing purposes	$16,668	$38,934
Cash held at Arena upon disposition	(28,041)	—
Proceeds from disposition of full or partial interest in rental properties or development project:
Disposition of entities that manage and develop military housing	$208,305	$—
625 Fulton Avenue	93,776	—
Disposition of partial interest in Westchester’s Ridge Hill	75,448	—
Barclay’s Center	60,924	—
Avenue at Tower City Center and Tower City Parking	55,015	—
Johns Hopkins Parking Garage	11,186	—
Aperture Center	2,572	—
Other, primarily release of escrow funds from prior year dispositions	—	1,650
Total proceeds from disposition of full or partial interest in rental properties or development project	$507,226	$1,650

Investing Activities (continued)

	Six Months Ended June 30,
	2016	2015
	(in thousands)
Change in investments in and advances to unconsolidated entities—(contributions to) or distributions from investment:
Dispositions:
Steinway Street Theaters New York	$14,059	$—
Residential projects:
Pacific Park Brooklyn joint venture	(48,835)	(22,368)
Hudson Exchange, an apartment community under construction in Jersey City, New Jersey	(18,373)	(15,132)
Renewable energy facilities	—	(2,755)
Liberty Hills, an apartment community in Solon, Ohio, refinancing proceeds	—	4,000
Commercial projects:
Westchester’s Ridge Hill, primarily to fund a restricted cash construction escrow account	(8,607)	—
Atlantic Center, a specialty retail center in Brooklyn, New York	(4,383)	—
Regional retail mall joint venture, primarily to fund rehabilitation and expansion projects	(4,242)	(3,169)
300 Massachusetts Ave, an office building under construction in Cambridge, Massachusetts	6,699	(1,135)
Westfield San Francisco Centre, a regional mall in San Francisco, California	—	(3,438)
The Nets, a National Basketball Association member	(3,883)	—
Other	(4,764)	(8,309)
Total change in investments in and advances to unconsolidated entities	(72,329)	(52,306)
Net cash provided by (used in) investing activities	$147,631	$(624,686)

(1)
We capitalized internal costs related to projects under construction and development of $17,623 and $15,472, including compensation related costs of $15,308 and $13,463, for the six months ended June 30, 2016 and 2015, respectively. Total capitalized internal costs represent approximately 5.8% and 8.3% of total capital expenditures for the six months ended June 30, 2016 and 2015, respectively.

(2)
We capitalized internal costs related to leasing activities of $1,919 and $2,431, including compensation related costs of $1,681 and $1,998, for the six months ended June 30, 2016 and 2015, respectively.

Financing Activities
Net cash (used in) provided by financing activities was $(148,705,000) and $544,625,000 for the six months ended June 30, 2016 and 2015, respectively. The net increase in cash used in financing activities of $693,330,000 is primarily the result of cash paid for the redemption of a portion of our 2018 and 2020 Senior Notes, dividends paid to shareholders and the acquisitions of noncontrolling interests subsequent to the sale of Barclays Center and the Nets. The use of cash to pay down debt is consistent with our ongoing deleveraging strategy.

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

INFORMATION RELATED TO FORWARD-LOOKING STATEMENTS
This Form 10-Q, together with other statements and information publicly disseminated by us, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements reflect management’s current views with respect to financial results related to future events and are based on assumptions and expectations that may not be realized and are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, financial or otherwise, may differ, perhaps materially, from the results discussed in the forward-looking statements. Risk factors discussed in Item 1A of our Form 10-K for the year ended December 31, 2015 and other factors that might cause differences, some of which could be material, include, but are not limited to, our ability to qualify or to remain qualified as a REIT, our ability to satisfy REIT distribution requirements, the impact of issuing equity, debt or both, and selling assets to satisfy our future distributions required as a REIT or to fund capital expenditures, future growth and expansion initiatives, the impact of the amount and timing of any future distributions, the impact from complying with REIT qualification requirements limiting our flexibility or causing us to forego otherwise attractive opportunities beyond rental real estate operations, the impact of complying with the REIT requirements related to hedging, our lack of experience operating as a REIT, legislative, administrative, regulatory or other actions affecting REITs, including positions taken by the Internal Revenue Service, the possibility that our Board of Directors will unilaterally revoke our REIT election, the possibility that the anticipated benefits of qualifying as a REIT will not be realized, or will not be realized within the expected time period, the impact of current lending and capital market conditions on our liquidity, our ability to finance or refinance projects or repay our debt, the impact of the slow economic recovery on the ownership, development and management of our commercial real estate portfolio, general real estate investment and development risks, using modular construction as a new construction methodology and owning a factory to produce modular units, litigation risks, vacancies in our properties, risks associated with developing and managing properties in partnership with others, competition, our ability to renew leases or re-lease spaces as leases expire, illiquidity of real estate investments, bankruptcy or defaults of tenants, anchor store consolidations or closings, the impact of terrorist acts and other armed conflicts, our substantial debt leverage and the ability to obtain and service debt, the impact of restrictions imposed by our revolving credit facility, term loan facility and senior debt, exposure to hedging agreements, the level and volatility of interest rates, the continued availability of tax-exempt government financing, our ability to receive payment on the notes receivable issued by Onexim in connection with their purchase of our interests in the Barclays Center and the Nets, the impact of credit rating downgrades, effects of uninsured or underinsured losses, effects of a downgrade or failure of our insurance carriers, environmental liabilities, competing interest of our directors and executive officers, the ability to recruit and retain key personnel, risks associated with the sale of tax credits, downturns in the housing market, the ability to maintain effective internal controls, compliance with governmental regulations, increased legislative and regulatory scrutiny of the financial services industry, changes in federal, state or local tax laws, volatility in the market price of our publicly traded securities, inflation risks, cybersecurity risks, cyber incidents, conflicts of interest, and risks related to our organizational structure including operating through our Operating Partnership and our UPREIT structure, as well as other risks listed from time to time in our SEC filings, including but not limited to, our annual and quarterly reports. We have no obligation to revise or update any forward-looking statements, other than as imposed by law, as a result of future events or new information. Readers are cautioned not to place undue reliance on such forward-looking statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our market risk includes the inability to obtain construction loans, refinance existing construction loans into long-term fixed-rate nonrecourse financing, refinance existing nonrecourse financing at maturity, obtain renewals or replacement of credit enhancement devices, such as letters of credit, or otherwise obtain funds by selling real estate assets or by raising equity. We also have interest-rate exposure on our current variable-rate debt portfolio. During the construction period, we have historically used variable-rate debt to finance developmental projects. At June 30, 2016, our outstanding variable-rate debt, including borrowings under our revolving credit facility and term loan facility, consisted of $1,130,514,000 of taxable debt and $592,803,000 of tax-exempt debt. Upon opening and achieving stabilized operations, we have historically procured long-term fixed-rate financing for our rental properties. If we are unable to procure long-term fixed-rate financing, we would pursue extending maturities with existing lenders. Additionally, we are exposed to interest rate risk upon maturity of our long-term fixed-rate financings. The total weighted average interest rate includes the impact of interest rate swaps, caps and long-term contracts in place as of June 30, 2016.

Interest Rate Exposure
The following table summarizes the composition of nonrecourse debt, net:

June 30, 2016	Operating Properties	Development Projects	Total	Total Weighted Average Rate
	(dollars in thousands)
Fixed Rate	$1,926,533	$35,012	$1,961,545	4.76%
Variable Rate
Taxable	1,100,768	29,746	1,130,514	4.77%
Tax-Exempt	592,803	—	592,803	1.52%
	$3,620,104	$64,758	$3,684,862	4.24%
Total gross commitment from lenders		$501,673
To mitigate short-term variable interest rate risk, we have purchased interest rate hedges for our variable-rate debt as follows:
Taxable (Priced off of LIBOR Index)

	Swaps
	Notional	Average Base
Period Covered	Amount	Rate
	(dollars in thousands)
07/01/16 - 01/01/17	$739,352	5.01%
01/01/17 - 01/01/18	738,914	5.02%
01/01/18 - 05/08/24	97,450	1.87%
Tax-Exempt (Priced off of Securities Industry and Financial Markets Association (“SIFMA”) Index)

	Caps
	Notional	Average Base
Period Covered	Amount	Rate
	(dollars in thousands)
07/01/16 - 01/01/18	$69,518	5.89%
01/01/18 - 03/24/19	8,808	6.96%
The tax-exempt caps generally were purchased in conjunction with lender hedging requirements that require the borrower to protect against significant fluctuations in interest rates. Except for those requirements, we generally do not hedge tax-exempt debt due to its historically low interest rates.
Sensitivity Analysis to Changes in Interest Rates
Including the effect of the protection provided by the interest rate swaps, caps and long-term contracts in place as of June 30, 2016, a 100 basis point increase in taxable interest rates (including properties accounted for under the equity method, corporate debt and the effect of interest rate floors) would increase the annual pre-tax interest cost for the next 12 months of our variable-rate debt by approximately $5,112,000 at June 30, 2016. Although tax-exempt rates generally move in an amount smaller than corresponding changes in taxable interest rates, a 100 basis point increase in tax-exempt rates (including properties accounted for under the equity method) would increase the annual pre-tax interest cost for the next 12 months of our tax-exempt variable-rate debt by approximately $6,272,000 at June 30, 2016. This analysis includes a portion of our taxable and tax-exempt variable-rate debt related to construction loans for which the interest expense is capitalized.
We enter into total rate of return swaps (“TROR”) on various tax-exempt fixed-rate borrowings. The TROR convert borrowings from a fixed rate to a variable rate. The TROR requires the payment of a variable interest rate, generally equivalent to the SIFMA rate (0.41% at June 30, 2016) plus a spread. Additionally, we have guaranteed the fair value of the underlying borrowings. Fluctuation in the value of the TROR is offset by the fluctuation in the value of the underlying borrowings, resulting in minimal financial impact. At June 30, 2016, the aggregate notional amount of TROR designated as fair value hedging instruments is $471,985,000. The underlying TROR borrowings are subject to a fair value adjustment. In addition, we have TROR with notional amounts aggregating $138,668,000 that are not designated as fair value hedging instruments, but are subject to interest rate risk.

We estimate the fair value of our hedging instruments based on interest rate market and bond pricing models. At June 30, 2016 and December 31, 2015, we recorded interest rate caps, swaps and TROR with positive fair values of approximately $14,816,000 and $13,311,000, respectively, in other assets. At June 30, 2016 and December 31, 2015, we recorded interest rate swaps and TROR that had a negative fair value of approximately $70,146,000 and $73,679,000, respectively, in accounts payable, accrued expenses and other liabilities.
We estimate the fair value of our long-term debt instruments by market rates, if available, or by discounting future cash payments at interest rates that approximate the current market. Estimated fair value is based upon market prices of public debt, available industry financing data, current treasury rates and recent financing transactions. Based on these parameters, the table below contains the estimated fair value of our long-term debt, net (exclusive of the fair value of derivatives) at June 30, 2016.

	Carrying Value	Fair Value	Fair Value with 100 bp Decrease in Market Rates
	(in thousands)
Fixed	$2,073,497	$2,198,538	$2,301,294
Variable
Taxable	1,130,514	1,115,083	1,119,052
Tax-Exempt	592,803	590,259	590,446
Total Variable	$1,723,317	$1,705,342	$1,709,498
Total Long-Term Debt	$3,796,814	$3,903,880	$4,010,792
The following table provides information about our long-term debt instruments that are sensitive to changes in interest rates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk (continued)
June 30, 2016

	Expected Maturity Date
	Year Ending December 31,
Long-Term Debt	2016	2017	2018	2019	2020	Period Thereafter	Net Unamortized Procurement Costs	Total Outstanding	Fair Market Value
	(dollars in thousands)
Fixed:
Fixed-rate debt	$101,107	$269,618	$209,281	$113,301	$161,503	$1,129,275	$(22,540)	$1,961,545	$2,068,455
Weighted average interest rate	7.78%	5.64%	4.55%	4.03%	5.07%	4.34%		4.76%
Convertible senior debt (1)	—	—	73,216	—	40,021	—	(1,285)	111,952	130,083
Weighted average interest rate	—%	—%	4.25%	—%	3.63%	—%		4.03%
Total Fixed-Rate Debt	101,107	269,618	282,497	113,301	201,524	1,129,275	(23,825)	2,073,497	2,198,538
Variable:
Variable-rate debt	19,395	684,081	112,886	262,427	11,593	53,122	(12,990)	1,130,514	1,115,083
Weighted average interest rate (2)	2.08%	6.19%	2.96%	2.41%	2.98%	3.23%		4.77%
Tax-exempt	—	—	146,621	8,500	—	444,494	(6,812)	592,803	590,259
Weighted average interest rate (2)	—%	—%	1.82%	3.40%	—%	1.38%		1.52%
Revolving credit facility (1)	—	—	—	—	—	—		—	—
Weighted average interest rate (2)	—%	—%	—%	—%	—%	—%		—%
Term loan facility (1)	—	—	—	—	—	—		—	—
Weighted average interest rate (2)	—%	—%	—%	—%	—%	—%		—%
Total Variable-Rate Debt	19,395	684,081	259,507	270,927	11,593	497,616	(19,802)	1,723,317	1,705,342
Total Long-Term Debt	$120,502	$953,699	$542,004	$384,228	$213,117	$1,626,891	$(43,627)	$3,796,814	$3,903,880
Weighted average interest rate	6.87%	6.04%	3.44%	2.91%	4.68%	3.50%		4.23%

(1)	Represents recourse debt.

(2)	Weighted average interest rate is based on current market rates as of June 30, 2016.

Item 4. Controls and Procedures
The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or furnishes under the Securities Exchange Act of 1934 (“Securities Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this quarterly report, an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, was carried out under the supervision and with the participation of the Company’s management, which includes the CEO and CFO. Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2016.
There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
(c) – Repurchase of equity securities during the quarter.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Amount that May Yet Be Purchased Under the Plans or Programs
Class A Common Stock
April 1 through April 30, 2016
Common Stock Repurchase Program (1)	—	$—	—	$100,000,000
Employee Transactions (2)	129,009	$20.93	—
May 1 through May 31, 2016
Common Stock Repurchase Program (1)	—	$—	—	$100,000,000
Employee Transactions (2)	7,072	$22.77	—
June 1 through June 30, 2016
Common Stock Repurchase Program (1)	—	$—	—	$100,000,000
Employee Transactions (2)	781	$22.48	—
Total
Common Stock Repurchase Program (1)	—	$—	—	$100,000,000
Employee Transactions (2)	136,862	$21.03	—

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

(2)	Class A common stock repurchased to satisfy the minimum tax withholding requirements relating to restricted stock vesting.

Item 6. Exhibits

Exhibit Number		Description of Document

10.1	-
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

10.2	-
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

10.3	-
Credit Agreement, dated as of May 4, 2016, by and among Forest City Enterprises, L.P., as Borrower, Bank of America, N. A., as Administrative Agent, PNC Bank, National Association as Syndication Agent, and the various lenders party thereto, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on May 5, 2016 (File No. 1-37671).

*+10.4	-	First Amendment to the Forest City Realty Trust, Inc. 1994 Stock Plan (as Amended and Restated as of December 31, 2015), effective as of May 25, 2016.

*31.1	-	Principal Executive Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	-	Principal Financial Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**32.1	-	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101	-
The following financial information from Forest City Realty Trust, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited); (ii) Consolidated Statements of Operations (unaudited); (iii) Consolidated Statements of Comprehensive Income (Loss) (unaudited); (iv) Consolidated Statements of Equity (unaudited); (v) Consolidated Statements of Cash Flows (unaudited); and (vi) Notes to Consolidated Financial Statements (unaudited).

+	Management contract or compensatory arrangement.
*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FOREST CITY REALTY TRUST, INC. (Registrant)

Date:	August 4, 2016	/s/ ROBERT G. O’BRIEN
Name: Robert G. O’Brien
Title: Executive Vice President and Chief Financial Officer

Date:	August 4, 2016	/s/ CHARLES D. OBERT
Name: Charles D. Obert
Title: Senior Vice President, Chief Accounting Officer and Corporate Controller