Form 10-Q
period 2016-09-30
Forest City Realty Trust, Inc.
filed 2016-11-03
CIK 1647509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________
Form 10-Q
_____________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016

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

Class	Outstanding at October 31, 2016
Class A Common Stock, $.01 par value	241,552,912 shares
Class B Common Stock, $.01 par value	18,788,169 shares

Forest City Realty Trust, Inc. and Subsidiaries

i

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Forest City Realty Trust, Inc. and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

	September 30, 2016
	(Unaudited)	December 31, 2015
	(in thousands)
Assets
Real Estate
Completed rental properties	$7,102,184	$7,694,071
Projects under construction and development	776,369	889,618
Land inventory	72,763	69,318
Total Real Estate	7,951,316	8,653,007
Less accumulated depreciation	(1,427,021)	(1,624,920)
Real Estate, net – (variable interest entities $2,231.0 million and $668.9 million, respectively)	6,524,295	7,028,087
Cash and equivalents – (variable interest entities $62.6 million and $17.9 million, respectively)	385,998	265,677
Restricted cash – (variable interest entities $49.2 million and $8.0 million, respectively)	146,750	161,891
Accounts receivable, net	219,903	221,562
Notes receivable	410,461	154,585
Investments in and advances to unconsolidated entities	539,209	678,872
Other assets – (variable interest entities $73.8 million and $2.3 million, respectively)	301,871	402,444
Deferred income taxes, net	—	83,645
Assets held for sale	22,320	926,387
Total Assets	$8,550,807	$9,923,150
Liabilities and Equity
Liabilities
Nonrecourse mortgage debt and notes payable, net – (variable interest entities $1,385.5 million and $302.5 million, respectively)	$3,743,828	$3,955,702
Revolving credit facility	—	—
Term loan facility	—	—
Convertible senior debt, net	112,067	267,235
Accounts payable, accrued expenses and other liabilities – (variable interest entities $260.6 million and $99.4 million, respectively)	779,893	862,817
Cash distributions and losses in excess of investments in unconsolidated entities	149,314	150,255
Liabilities held for sale	353	552,607
Total Liabilities	4,785,455	5,788,616
Redeemable Noncontrolling Interest	—	159,978
Commitments and Contingencies	—	—
Equity
Shareholders’ Equity
Preferred stock – $.01 par value, respectively; 20,000,000 shares authorized, no shares issued	—	—
Common stock – $.01 par value
Class A, 371,000,000 shares authorized, 239,926,928 and 238,949,141 shares issued and outstanding, respectively	2,399	2,389
Class B, convertible, 56,000,000 shares authorized, 18,788,169 and 18,805,285 shares issued and outstanding, respectively; 26,257,961 issuable	188	188
Total common stock	2,587	2,577
Additional paid-in capital	2,481,869	2,524,420
Retained earnings	826,181	1,059,240
Shareholders’ equity before accumulated other comprehensive loss	3,310,637	3,586,237
Accumulated other comprehensive loss	(47,936)	(67,905)
Total Shareholders’ Equity	3,262,701	3,518,332
Noncontrolling interest	502,651	456,224
Total Equity	3,765,352	3,974,556
Total Liabilities and Equity	$8,550,807	$9,923,150

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Realty Trust, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands, except per share data)
Revenues
Rental	$162,257	$168,723	$487,986	$457,809
Tenant recoveries	33,755	38,161	93,989	101,241
Service and management fees	17,027	9,911	38,220	31,394
Parking and other	14,166	17,145	43,564	43,644
Land sales	10,325	23,535	22,479	47,589
Military Housing	—	6,945	3,518	23,724
Total revenues	237,530	264,420	689,756	705,401
Expenses
Property operating and management	87,460	96,485	258,815	283,060
Real estate taxes	21,682	24,261	67,748	66,959
Ground rent	3,780	3,701	10,866	9,376
Cost of land sales	3,148	9,189	5,190	15,716
Military Housing operating	—	1,938	2,730	6,289
Corporate general and administrative	17,917	10,921	51,779	38,775
REIT conversion, reorganization costs and termination benefits	8,092	9,515	22,493	25,498
	142,079	156,010	419,621	445,673
Depreciation and amortization	62,892	71,155	188,521	180,379
Write-offs of abandoned development projects	10,058	—	10,058	5,778
Impairment of real estate	142,261	425,463	156,825	425,463
Total expenses	357,290	652,628	775,025	1,057,293
Operating income (loss)	(119,760)	(388,208)	(85,269)	(351,892)

Interest and other income	11,980	8,995	32,665	27,977
Gains on change in control of interests	—	—	—	487,684
Interest expense	(34,060)	(39,592)	(101,130)	(119,685)
Amortization of mortgage procurement costs	(1,314)	(1,793)	(4,395)	(5,756)
Loss on extinguishment of debt	—	(23,609)	(29,084)	(61,953)
Earnings (loss) before income taxes and earnings from unconsolidated entities	(143,154)	(444,207)	(187,213)	(23,625)
Earnings from unconsolidated entities
Equity in earnings	6,433	7,710	25,520	18,341
Net gain on disposition of interest in unconsolidated entities	—	1,009	12,613	20,293
Impairment	(306,400)	(1,384)	(306,400)	(1,384)
	(299,967)	7,335	(268,267)	37,250
Earnings (loss) before income taxes	(443,121)	(436,872)	(455,480)	13,625
Income tax expense (benefit) of taxable REIT subsidiaries (2016)
Current	525	5,711	1,774	11,770
Deferred	—	(169,525)	393	11,969
	525	(163,814)	2,167	23,739
Earnings (loss) before gains (loss) on disposal of real estate	(443,646)	(273,058)	(457,647)	(10,114)
Net gain on disposition of interest in development project	—	—	136,117	—
Net gain on disposition of full or partial interest in rental properties, net of tax	14,067	1,067	103,085	1,067
Earnings (loss) from continuing operations	(429,579)	(271,991)	(218,445)	(9,047)
Discontinued operations, net of tax
Operating loss from rental properties	—	(8,565)	(1,126)	(24,462)
Gain on disposition of disposal group	—	—	64,553	—
Equity in earnings (loss)	—	(22,554)	(822)	(23,529)
	—	(31,119)	62,605	(47,991)
Net earnings (loss)	(429,579)	(303,110)	(155,840)	(57,038)
Noncontrolling interests, gross of tax
Earnings from continuing operations attributable to noncontrolling interests	(1,282)	(4,164)	(5,163)	(10,446)
Loss from discontinued operations attributable to noncontrolling interests	—	5,055	776	14,812
	(1,282)	891	(4,387)	4,366
Net earnings (loss) attributable to Forest City Realty Trust, Inc.	$(430,861)	$(302,219)	$(160,227)	$(52,672)

Basic and Diluted earnings (loss) per common share
Loss from continuing operations attributable to common shareholders	$(1.67)	$(1.08)	$(0.87)	$(0.08)
Earnings (loss) from discontinued operations attributable to common shareholders	—	(0.10)	0.25	(0.15)
Net loss attributable to common shareholders	$(1.67)	$(1.18)	$(0.62)	$(0.23)

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Realty Trust, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended September 30,
	2016	2015
	(in thousands)
Net loss	$(429,579)	$(303,110)
Other comprehensive income, net of tax:
Foreign currency translation adjustments (net of tax of $0 and $(68), respectively)	—	109
Unrealized net gains on interest rate derivative contracts (net of tax of $0 and $(739), respectively)	11,302	2,069
Total other comprehensive income, net of tax	11,302	2,178
Comprehensive loss	(418,277)	(300,932)
Comprehensive (income) loss attributable to noncontrolling interest	(1,286)	887
Total comprehensive loss attributable to Forest City Realty Trust, Inc.	$(419,563)	$(300,045)

	Nine Months Ended September 30,
	2016	2015
	(in thousands)
Net loss	$(155,840)	$(57,038)
Other comprehensive income, net of tax:
Foreign currency translation adjustments (net of tax of $0 and $(18), respectively)	95	29
Unrealized net gains on interest rate derivative contracts (net of tax of $0 and $(5,612), respectively)	19,886	8,870
Total other comprehensive income, net of tax	19,981	8,899
Comprehensive loss	(135,859)	(48,139)
Comprehensive (income) loss attributable to noncontrolling interest	(4,399)	4,354
Total comprehensive loss attributable to Forest City Realty Trust, Inc.	$(140,258)	$(43,785)

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Realty Trust, Inc. and Subsidiaries
Consolidated Statements of Equity
(Unaudited)

									Accumulated
	Common Stock				Additional				Other
	Class A		Class B		Paid-In	Retained	Treasury Stock		Comprehensive	Noncontrolling
	Shares	Amount	Shares	Amount	Capital	Earnings	Shares	Amount	(Loss) Income	Interest	Total
	(in thousands)
Balances at December 31, 2014	180,859	$60,286	19,209	$6,403	$1,165,828	$563,198	1,095	$(18,922)	$(58,846)	$434,776	$2,152,723
Net earnings, net of $16,962 loss attributable to redeemable noncontrolling interest						496,042				13,258	509,300
Other comprehensive income, net of tax									(9,059)	16	(9,043)
Issuance of Class A shares in equity offering	37,375	12,458			794,042						806,500
Adjustment of Class A and Class B par value from $.33 to $.01		(77,252)		(6,080)	83,332						—
Purchase of treasury stock							223	(5,543)			(5,543)
Conversion of Class B to Class A shares	404	135	(404)	(135)							—
Proceeds and Class A shares received from termination of Convertible Senior Notes hedge					24,321		258	(6,503)			17,818
Issuance of Class A shares in exchange for Convertible Senior Notes	19,967	6,656			403,924						410,580
Restricted stock vested	810	253			(253)						—
Repurchase of Class A common shares	(26)				(579)						(579)
Exercise of stock options and write-off of deferred tax asset related to expired stock options					(2,079)		(104)	2,031			(48)
Stock-based compensation					31,835						31,835
Exchange of 2006 Class A Common Units for Class A common shares	1,032	344			52,319					(52,663)	—
Acquisition of partners’ noncontrolling interest in consolidated subsidiaries					(303)					(9)	(312)
Contributions from noncontrolling interests										106,244	106,244
Distributions to noncontrolling interests										(44,624)	(44,624)
Adjustment due to change in ownership of consolidated subsidiaries					479					(774)	(295)
Retirement of treasury stock	(1,472)	(491)			(28,446)		(1,472)	28,937			—
Balances at December 31, 2015	238,949	$2,389	18,805	$188	$2,524,420	$1,059,240	—	$—	$(67,905)	$456,224	$3,974,556
Net loss, net of $776 loss attributable to redeemable noncontrolling interest						(160,227)				5,163	(155,064)
Other comprehensive income									19,969	12	19,981
Common stock dividends						(72,832)					(72,832)
Conversion of Class B to Class A shares	17	—	(17)	—							—
Restricted stock and performance shares vested	1,251	12			(12)						—
Repurchase of Class A common shares	(385)	(3)			(7,822)						(7,825)
Exercise of stock options	86	1			1,157						1,158
Stock-based compensation					19,311						19,311
Issuance of Class A common shares in exchange for 2016 Senior Notes	9	—			186						186
Acquisition of partners’ noncontrolling interest in consolidated subsidiaries					(55,371)					19,613	(35,758)
Contributions from noncontrolling interests										41,657	41,657
Distributions to noncontrolling interests										(20,018)	(20,018)
Balances at September 30, 2016 (Unaudited)	239,927	$2,399	18,788	$188	$2,481,869	$826,181	—	$—	$(47,936)	$502,651	$3,765,352

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Realty Trust, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2016	2015
	(in thousands)
Net loss	$(155,840)	$(57,038)
Depreciation and amortization	188,521	180,379
Amortization of mortgage procurement costs	4,395	5,756
Impairment of real estate	156,825	425,463
Impairment of unconsolidated entities	306,400	1,384
Write-offs of abandoned development projects	10,058	674
Loss on extinguishment of debt	29,084	61,953
Net gain on disposition of interest in development project	(136,117)	—
Net gain on disposition of full or partial interest in rental properties, net of tax	(103,085)	(1,067)
Gains on change in control of interests	—	(487,684)
Deferred income tax expense	393	11,969
Earnings from unconsolidated entities	(38,133)	(38,634)
Stock-based compensation expense	15,160	16,569
Amortization and mark-to-market adjustments of derivative instruments	4,162	(2,653)
Cash distributions from operations of unconsolidated entities	57,256	46,671
Non-cash operating expenses and deferred taxes included in discontinued operations	(309)	12,152
Loss from unconsolidated entities included in discontinued operations	1,400	38,435
Gain on disposition of disposal group included in discontinued operations, net of tax	(64,553)	—
(Increase) decrease in land inventory	(4,370)	5,062
Increase in accounts receivable	(11,743)	(17,726)
Decrease (increase) in other assets	9,629	(15,341)
Decrease in accounts payable, accrued expenses and other liabilities	(79,099)	(27,774)
Net cash provided by operating activities	190,034	158,550
Cash flows from investing activities
Capital expenditures	(433,659)	(321,468)
Capital expenditures of assets included in discontinued operations	(690)	(17,022)
Acquisitions	—	(397,275)
Payment of lease procurement costs	(9,218)	(8,063)
Increase in notes receivable	(43,348)	(31,095)
Payments on notes receivable	58,000	20,161
Decrease in restricted cash used for investing purposes	12,897	42,262
Cash held at Arena upon disposition	(28,041)	—
Proceeds from disposition of rental properties or development project	545,289	36,594
Contributions to investments in and advances to unconsolidated entities	(114,139)	(92,678)
Distributions from investments in and advances to unconsolidated entities	26,756	11,911
Net cash provided by (used in) investing activities	13,847	(756,673)
Cash flows from financing activities
Proceeds from nonrecourse mortgage debt and notes payable	260,871	256,049
Principal payments on nonrecourse mortgage debt and notes payable	(85,143)	(441,822)
Borrowings on revolving credit facility	—	111,850
Payments on revolving credit facility	—	(111,850)
Redemption of Senior Notes due 2018 & 2020	(157,644)	—
Payments to noteholders related to exchange of convertible senior notes	(24,376)	(61,110)
Transaction costs related to exchange of convertible senior notes	(2,460)	(6,950)
Proceeds received from termination of convertible senior note hedge	—	17,818
Proceeds from issuance of Class A common stock, net of $34,438 of transaction costs	—	806,500
Payment of deferred financing costs	(5,332)	(11,447)
Repurchase of Class A common shares	(7,825)	(5,412)
Exercise of stock options	1,158	955
Dividends paid to shareholders	(72,832)	—
Acquisitions of noncontrolling interests	(38,968)	(308)
Contributions from noncontrolling interests	41,639	77,369
Distributions to noncontrolling interests	(19,476)	(28,588)
Net cash (used in) provided by financing activities	(110,388)	603,054
Net increase in cash and equivalents	93,493	4,931
Cash and equivalents at beginning of period	293,720	326,518
Cash and equivalents at end of period (including cash held for sale)	$387,213	$331,449

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

A. Accounting Policies
General
Forest City Realty Trust, Inc. (with its subsidiaries, the “Company”) principally engages in the operation, development, management and acquisition of commercial and residential real estate and land throughout the United States. The Company had approximately $8.6 billion of consolidated assets in 20 states and the District of Columbia at September 30, 2016. The Company’s core markets include Boston, Chicago, Dallas, Denver, Los Angeles, Philadelphia, and the greater metropolitan areas of New York City, San Francisco and Washington D.C. The Company has regional offices in Boston, Dallas, Denver, Los Angeles, New York City, San Francisco, Washington, D.C., and the Company’s corporate headquarters in Cleveland, Ohio.
The Company recently completed an internal reorganization and are presenting reportable segments based on this new structure beginning with the reporting period ending September 30, 2016. The new structure is organized around the Company’s real estate operations, real estate development and corporate support service functions. Real Estate Operations is comprised of three reportable operating segments: Office, Retail and Apartments. Development, Corporate and Other are the remaining three reportable operating segments. Prior periods have been recast to conform to the current period’s reportable segment presentation.
Real Estate Operations represents the performance of the Company’s core rental real estate portfolio and is comprised of the following three reportable operating segments:

•	Office - owns, acquires and operates office and life science buildings.

•	Retail - owns, acquires and operates regional malls and specialty/urban retail centers.

•	Apartments - owns, acquires and operates residential rental properties, including upscale and middle-market apartments, adaptive re-use developments and subsidized senior housing.
The remaining three reportable operating segments consist of the following:
Development represents the development and construction of office and life science buildings, regional malls, specialty/urban retail centers, residential rental properties, condominiums and mixed-use projects, along with recently opened operating properties prior to stabilization. Development also includes the horizontal development and sale of land to residential, commercial and industrial customers primarily at its Stapleton project in Denver, Colorado.
Corporate is comprised of departments providing executive oversight to the entire company and various support services for Operations, Development and Corporate employees.
Other represents the operations of several non-core investments, including the Barclays Center, a sports and entertainment arena located in Brooklyn, New York (“Arena”) (sold in January 2016), the Company’s equity method investment in the Brooklyn Nets (the “Nets”) (sold in January 2016), and military housing operations (sold in February 2016).
Segment Transfers
The Development segment includes projects in development, projects under construction along with recently opened operating properties prior to stabilization. Projects will be reported in their applicable operating segment (Office, Retail or Apartments) beginning effective January 1 of the year following stabilization. Therefore, the Development segment will continue to report results from recently opened properties until the year-end following initial stabilization. The Company generally defines stabilized properties as being 92% occupied or having been open and operating for one or two years, depending on the size of the project.
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q, and should be read in conjunction with the consolidated financial statements and related notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2015. The results of interim periods are not necessarily indicative of results for the full year or any subsequent period. In management’s opinion, all adjustments (consisting solely of normal recurring matters) necessary for a fair statement of financial position, results of operations and cash flows as of and for the periods presented have been included.
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
The Company holds substantially all of its assets, and conducts substantially all of its business, through the Operating Partnership. The Company is the sole general partner of the Operating Partnership and, as of September 30, 2016, the Company directly or indirectly owns all of the limited partnership interests in the Operating Partnership.
The Company holds and operates certain of its assets through one or more taxable REIT subsidiaries (“TRSs”). A TRS is a subsidiary of a REIT that is subject to applicable corporate income tax. The Company’s use of TRSs enables it to continue to engage in certain businesses while complying with REIT qualification requirements and also allows the Company to retain income generated by these businesses for reinvestment without the requirement of distributing those earnings. The primary non-REIT qualified businesses held in TRSs include 461 Dean Street, an apartment building in Brooklyn, New York, Pacific Park Brooklyn project, land development operations, Barclays Center arena (sold in January 2016), the Nets (sold in January 2016), and military housing operations (sold in February 2016). In the future, the Company may elect to reorganize and transfer certain assets or operations from its TRSs to other subsidiaries, including qualified REIT subsidiaries.
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
Variable Interest Entities
As of September 30, 2016, the Company determined it was the primary beneficiary of 49 VIEs representing 40 consolidated properties. The creditors of the consolidated VIEs do not have recourse to the Company’s general credit. As of September 30, 2016, the Company determined it was not the primary beneficiary of 61 VIEs and accounts for these interests as equity method investments. The maximum exposure to loss of these unconsolidated VIEs is limited to $148,000,000, the Company’s investment balances as of September 30, 2016. The significant decrease in the maximum exposure to loss of unconsolidated VIEs is a result of an impairment recorded during the three months ended September 30, 2016. The increase in the number of VIEs along with the increase in the VIE assets and liabilities disclosed on the Consolidated Balance Sheet relate to the adoption of the new consolidation accounting guidance. Prior year VIE disclosures on the Consolidated Balance Sheet were not required to be adjusted. See the New Accounting Guidance section for more information.
Reclassifications
The Company began presenting new reportable segments during the three months ended September 30, 2016. See the General section for detailed information. Prior periods have been recast to conform to the current period presentation.

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Concurrent with our internal reorganization, certain functions previously performed within our old business unit structure were centralized into our corporate segment. We analyzed the allocation methodology of these new corporate functions and our historic corporate functions and how it relates to support services provided to our new segments within our new organizational structure. As a result of this analysis, certain expenses previously recorded in the old business units and reported on the property operating and management expenses financial statement line item are recorded in the corporate segment and included in the corporate general and administrative expense financial statement line item. To conform to the current year presentation, $730,000 and $2,880,000, have been reclassed from property operating and management expenses to corporate general and administrative expenses for the three and nine months ended September 30, 2015, respectively. In addition, $2,260,000 reported as property operating and management expense for the six months ended June 30, 2016 was reclassed and is now included in corporate general and administrative expense for the nine months ended September 30, 2016.
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
New Accounting Guidance
The following accounting pronouncements were adopted during the nine months ended September 30, 2016:
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
In April 2015, the FASB issued an Accounting Standards Update to simplify the presentation of debt issuance costs. This guidance requires that third-party debt issuance costs be presented in the balance sheet as a direct deduction from the carrying value of the debt. This guidance is effective for fiscal years, and for interim reporting periods within those fiscal years, beginning after December 15, 2015. As a result of the adoption of this guidance on January 1, 2016, the Company reclassified $47,748,000 of mortgage procurement costs from other assets to nonrecourse mortgage debt and notes payable, net, $3,771,000 of procurement costs from other assets to convertible senior debt, net and $18,340,000 of mortgage procurement costs from assets held for sale to liabilities held for sale on the December 31, 2015 Consolidated Balance Sheet.
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
Related Party Transactions
The Company and certain of its affiliates entered into a Master Contribution and Sale Agreement (the “Master Contribution Agreement”) with Bruce C. Ratner (“Mr. Ratner”), Executive Vice President and Director, and certain entities and individuals affiliated with Mr. Ratner (the “BCR Entities”) in August 2006 to purchase their interests in a total of 30 retail, office and residential operating properties and service companies in the Greater New York City metropolitan area. The Company issued Class A Common Units (“2006 Units”) in a jointly-owned, limited liability company in exchange for their interests. The 2006 Units may be exchanged for one of the following forms of consideration at the Company’s sole discretion: (i) an equal number of shares of the Company’s Class A common stock or, (ii) cash based on a formula using the average closing price of the Class A common stock at the time of conversion or, (iii) a combination of cash and shares of the Company’s Class A common stock. The Company has no rights to redeem or repurchase the 2006 Units. Pursuant to the Master Contribution Agreement, certain projects under development would remain owned jointly until each project was completed and achieved “stabilization.” Upon stabilization, each project would be valued and the Company, in its discretion, would choose among various ownership options for the project. In connection with the Master Contribution Agreement, the parties entered into the Tax Protection Agreement (the “Tax Protection Agreement”). The Tax Protection Agreement indemnified the BCR Entities included in the initial closing against taxes payable by reason of any subsequent sale of certain operating properties and expires in November 2018.
As a result of the January 2016 sale of 625 Fulton Avenue, a development site in Brooklyn, New York, the Company accrued $6,238,000 related to a tax indemnity payment due to the BCR Entities in accordance with the terms of the Tax Protection Agreement. The amount is expected to be paid in quarterly installments during the year ending December 31, 2016 and the first quarter of 2017. The Company paid the first three installments of $1,560,000 in April, June and September 2016.
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
In September 2015, certain BCR Entities exchanged 1,032,402 of the 2006 Units. The Company issued 1,032,402 shares of its Class A common stock for the exchanged 2006 Units. The Company accounted for the exchange as a purchase of noncontrolling interests, resulting in a reduction of noncontrolling interests of $52,663,000, an increase to Class A common stock of $344,000 and a combined increase to additional paid-in capital of $52,319,000, accounting for the fair value of common stock issued and the difference between the fair value of consideration exchanged and the historical cost basis of the noncontrolling interest balance. At September 30, 2016 and December 31, 2015, 1,940,788 of the 2006 Units were outstanding.

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Accumulated Other Comprehensive Loss
The following table summarizes the components of accumulated other comprehensive income (loss) (“accumulated OCI”):

	September 30, 2016	December 31, 2015
	(in thousands)
Unrealized losses on foreign currency translation	$—	$95
Unrealized losses on interest rate derivative contracts (1)	48,002	67,888
	48,002	67,983
Noncontrolling interest	(66)	(78)
Accumulated Other Comprehensive Loss	$47,936	$67,905

(1)
Included in the amounts as of September 30, 2016 and December 31, 2015 are $28,152 and $48,002, respectively, of unrealized loss on an interest rate swap associated with the New York Times office building on its nonrecourse mortgage debt with a notional amount of $640,000. This swap effectively fixes the mortgage at an all-in lender interest rate of 6.40% and expires in September 2017.

The following table summarizes the changes, net of tax and noncontrolling interest, of accumulated OCI by component:

	Foreign Currency Translation	Interest Rate Contracts	Total
	(in thousands)
Nine Months Ended September 30, 2016
Balance, January 1, 2016	$(95)	$(67,810)	$(67,905)
Gain (loss) recognized in accumulated OCI	95	(10,184)	(10,089)
Loss reclassified from accumulated OCI	—	30,058	30,058
Total other comprehensive income	95	19,874	19,969
Balance, September 30, 2016	$—	$(47,936)	$(47,936)
Nine Months Ended September 30, 2015
Balance, January 1, 2015	$(84)	$(58,762)	$(58,846)
Gain (loss) recognized in accumulated OCI	29	(9,524)	(9,495)
Loss reclassified from accumulated OCI	—	18,382	18,382
Total other comprehensive income	29	8,858	8,887
Balance, September 30, 2015	$(55)	$(49,904)	$(49,959)
The following table summarizes losses reclassified from accumulated OCI and their location on the Consolidated Statements of Operations:

Accumulated OCI Components	Loss Reclassified from Accumulated OCI	Location on Consolidated Statements of Operations
	(in thousands)
Nine Months Ended September 30, 2016
Interest rate contracts	$27,536	Interest expense
Interest rate contracts	113	Net gain (loss) on disposition of full or partial interest in rental properties, net of tax
Interest rate contracts	2,421	Earnings from unconsolidated entities
	30,070	Total before income tax and noncontrolling interest
	(12)	Noncontrolling interest
	$30,058	Loss reclassified from accumulated OCI
Nine Months Ended September 30, 2015
Interest rate contracts	$28,087	Interest expense
Interest rate contracts	(900)	Gains on change in control of interests
Interest rate contracts	2,852	Earnings from unconsolidated entities
	30,039	Total before income tax and noncontrolling interest
	(11,645)	Income tax benefit
	(12)	Noncontrolling interest
	$18,382	Loss reclassified from accumulated OCI

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Noncontrolling Interest
The Company owned an equity interest in Barclays Center arena and the Nets through the Company’s consolidated subsidiary Nets Sports & Entertainment (“NS&E”). During the nine months ended September 30, 2016, subsequent to the sale of Barclays Center and the Nets, the Company purchased NS&E’s partners’ interest for $38,951,000. This cash payment together with the partners’ historical noncontrolling interest debit balance resulted in a decrease to additional paid-in capital as reflected on the Consolidated Statement of Equity.
REIT Conversion, Reorganization Costs and Termination Benefits
The following table summarizes the components of REIT conversion, reorganization costs and termination benefits:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
REIT conversion costs	$—	$3,112	$863	$7,887
Reorganization costs	5,382	5,048	11,357	14,028
Termination benefits	2,710	1,355	10,273	3,583
Total	$8,092	$9,515	$22,493	$25,498
The Company incurred costs associated with its REIT conversion and internal reorganization consisting primarily of legal, accounting, consulting and other professional fees. These costs have been segregated and are included in REIT conversion, reorganization costs and termination benefits in the Consolidated Statements of Operations.
The Company experienced a workplace reduction as a result of reorganization efforts during the nine months ended September 30, 2016 and the year ended December 31, 2015. As a result, termination benefits expenses (outplacement and severance) are included in REIT conversion, reorganization costs and termination benefits in the Consolidated Statements of Operations and reported in the Corporate segment.
The following table summarizes the activity in the accrued severance balance for termination benefits for the three and nine months ended September 30, 2016:

Total
(in thousands)
Accrued severance benefits, January 1, 2016	$16,338
Termination benefits expense	4,951
Payments	(9,567)
Accrued severance benefits, March 31, 2016	$11,722
Termination benefits expense	2,612
Payments	(3,057)
Accrued severance benefits, June 30, 2016	$11,277
Termination benefits expense	2,710
Payments	(3,394)
Accrued severance benefits, September 30, 2016	$10,593

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Supplemental Non-Cash Disclosures
The following table summarizes the impact to the applicable balance sheet line items as a result of various non-cash transactions. Non-cash transactions primarily include dispositions of operating properties whereby the nonrecourse mortgage debt is assumed by the buyer, acquisition of rental properties, exchanges of 2006 Units or senior notes for Class A common stock, changes in consolidation methods of fully consolidated properties and equity method investments due to the occurrence of triggering events including, but not limited to, disposition of a partial interest in rental properties or development project or acquisition of partner’s interest, change in construction payables and other capital expenditures, notes receivable from the sale of rental properties or development project, redemption of redeemable noncontrolling interest, adoption of new accounting guidance for debt issuance costs and capitalization of stock-based compensation granted to employees directly involved with the development and construction of real estate.

	Nine Months Ended September 30,
	2016	2015
	(in thousands)
Non-cash changes to balance sheet - Investing Activities
Projects under construction and development	$(37,542)	$84,971
Completed rental properties	(1,173,460)	827,125
Restricted cash	(12,265)	8,969
Notes receivable	277,050	—
Investments in and advances to affiliates - due to dispositions or change in control	125,741	71,438
Investments in and advances to affiliates - other activity	2,708	20,397
Total non-cash effect on investing activities	$(817,768)	$1,012,900
Non-cash changes to balance sheet - Financing Activities
Nonrecourse mortgage debt and notes payable, net	$(846,965)	$448,741
Convertible senior debt, net	(125)	(424,433)
Class A common stock	—	7,000
Additional paid-in capital	(12,065)	473,614
Treasury stock	—	(6,503)
Redeemable noncontrolling interest	(159,202)	—
Noncontrolling interest	19,059	(53,188)
Total non-cash effect on financing activities	$(999,298)	$445,231

B. Notes Receivable
The following table summarizes the components of the Company’s interest bearing notes receivable:

	September 30, 2016	December 31, 2015	Date of Maturity
	(in thousands)
Stapleton	$169,224	$133,421	Various
The Nets sale	125,100	—	January 2021
Barclays Center sale	92,600	—	January 2019
Other	23,537	21,164	Various
Total	$410,461	$154,585
See Note T – Assets and Liabilities Held for Sale and Discontinued Operations for additional information on the Nets and Barclays Center sales.

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

C. Nonrecourse Mortgage Debt and Notes Payable, Net
The following table summarizes the nonrecourse mortgage debt and notes payable, net maturities as of September 30, 2016:

Years Ending December 31,
(in thousands)
2016	$90,894
2017	953,394
2018	415,766
2019	412,841
2020	188,728
Thereafter	1,723,622
3,785,245
Net unamortized mortgage procurement costs	(41,417)
Total	$3,743,828

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
The Revolving Credit Facility matures in November 2019, and provides for two additional six-month extension periods, subject to certain conditions. Borrowings bear interest at the Company’s option at either London Interbank Offered Rate (“LIBOR”) (0.53% at September 30, 2016) plus a margin of 1.15% - 1.85% (1.25% at September 30, 2016) or the Prime Rate (3.50% at September 30, 2016) plus a margin of 0.15% - 0.85% (0.25% at September 30, 2016). In addition, the Revolving Credit Facility is subject to an annual facility fee of 0.20% - 0.35% (0.25% at September 30, 2016) of total available borrowings. Up to $150,000,000 of the available borrowings can be used for letters of credit. The applicable margins and annual facility fee are based on the Company’s total leverage ratio.
The Revolving Credit Facility has restrictive covenants, including a prohibition on certain types of dispositions, mergers, consolidations, and limitations on lines of business the Company is allowed to conduct. Additionally, the Revolving Credit Facility contains financial covenants, including the maintenance of a maximum total leverage ratio, maximum secured and unsecured leverage ratios, maximum secured recourse leverage ratio, a minimum fixed charge coverage ratio, and a minimum unencumbered interest coverage ratio (all as specified in the Revolving Credit Agreement). At September 30, 2016, the Company was in compliance with all of these financial covenants.
The following table summarizes available credit on the Revolving Credit Facility:

	September 30, 2016	December 31, 2015
	(in thousands)
Total available borrowings	$600,000	$500,000
Less:
Outstanding borrowings	—	—
Letters of credit	58,608	59,800
Available credit	$541,392	$440,200
As of September 30, 2016 and December 31, 2015, unamortized debt issuance costs related to the Revolving Credit Facility of $3,000,000 and $3,177,000, respectively, are included in other assets on the Consolidated Balance Sheets.

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

E. Term Loan Facility
In May 2016, the Company entered into a Term Loan Credit Agreement which provides for a $335,000,000 senior unsecured term loan credit facility (“Term Loan Facility”) available in up to three draws. The availability of the Term Loan Facility terminates on the earliest to occur of (a) November 30, 2016, (b) the date on which the third borrowing (if any) is made, (c) the date the aggregate principal amount of all term loans outstanding equals the total amount of the Term Loan Facility, or (d) the date the aggregate commitments are terminated or reduced to zero.
The Term Loan Facility matures on May 4, 2021 and bears interest at the Company’s option at either LIBOR plus a margin of 1.30% - 2.20% (1.45% at September 30, 2016) or the Base Rate plus a margin of 0.30% - 1.20% (0.45% at September 30, 2016). The applicable margins are based on the Company’s total leverage ratio. Upon the Company obtaining an investment grade credit rating, established by certain debt rating agencies for the Company’s long term, senior, unsecured non-credit enhanced debt (the “Debt Ratings”), the applicable margin will, at the Company’s election, be based on the Company’s then-current Debt Ratings.
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
There were no borrowings outstanding on the Term Loan Facility at September 30, 2016.
As of September 30, 2016, unamortized debt issuance costs related to the Term Loan Facility of $1,832,000 are included in other assets on the Consolidated Balance Sheet.

F. Convertible Senior Debt, Net
The following table summarizes the convertible senior debt, net:

	September 30, 2016	December 31, 2015
	(in thousands)
5.000% Notes due 2016	$—	$125
4.250% Notes due 2018	73,216	154,526
3.625% Notes due 2020	40,021	116,355
	113,237	271,006
Net unamortized debt procurement costs	(1,170)	(3,771)
Total	$112,067	$267,235
All of the senior debt are unsecured senior obligations and rank equally with all existing and future unsecured indebtedness; however, they are effectively subordinated to all existing and future secured indebtedness and other liabilities of the Company’s subsidiaries to the extent of the value of the collateral securing that other debt.
During the nine months ended September 30, 2016 and 2015, the Company entered into separate, privately negotiated exchange agreements with certain holders of the Company’s convertible senior notes. Under the terms of the agreements, holders agreed to exchange certain notes for either shares of Class A common stock, cash payments or a combination of both. Under the accounting guidance for induced conversions of convertible debt, additional amounts paid to induce the holders to exchange the notes were expensed resulting in a non-tax deductible loss on extinguishment of debt.

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

The following table summarizes convertible senior debt transactions completed during the nine months ended September 30, 2016 and 2015:

Agreement Date	Issuance	Aggregate Principal	Class A Common Shares Issued	Cash Payments to Noteholders	Loss on Extinguishment
		(in thousands, except share data)
2016
January 20, 2016	2016 Senior Notes	$125	9,298	$—	$59
March 14, 2016	2018 Senior Notes	77,310	—	90,958	15,370
March 17, 2016	2018 Senior Notes	4,000	—	4,707	795
March 14, 2016	2020 Senior Notes	76,334	—	86,858	12,823
Total		$157,769	9,298	$182,523	$29,047

2015
February 26, 2015	2018 Senior Notes	$120,087	5,541,115	$13,641	$13,372
February 26, 2015	2020 Senior Notes	128,238	5,297,885	19,283	19,038
March 5, 2015	2016 Senior Notes	40,481	2,805,513	6,163	2,732
July 15, 2015	2016 Senior Notes	8,151	555,016	1,305	489
July 15/16, 2015	2018 Senior Notes	75,387	3,478,511	13,052	11,664
July 15, 2015	2020 Senior Notes	55,407	2,289,013	11,371	10,500
Total		$427,751	19,967,053	$64,815	$57,795
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
Convertible Senior Notes due 2018
Holders may convert their 4.250% Convertible Senior Notes due August 15, 2018 (“2018 Senior Notes”) at their option at any time prior to the close of business on the scheduled trading day immediately preceding the maturity date. Initially, upon conversion, a noteholder would have received 46.1425 shares of Class A common stock per $1,000 principal amount of 2018 Senior Notes (“Conversion Rate”), based on a conversion price of approximately $21.67 per share of Class A common stock, subject to adjustment. In accordance with the 2018 Senior Note Indenture, the second quarter 2016 cash dividend paid by the Company triggered a required adjustment to the Conversion Rate from 46.1425 shares of Class A common stock to 46.6375 shares of Class A common stock effective as of June 10, 2016, the record date for the second quarter 2016 dividend. The third quarter 2016 dividend did not trigger an additional adjustment, as the amount was below the required threshold. See Note J – Dividends for detailed information on the Company’s cash dividends.
Convertible Senior Notes due 2020
Holders may convert their 3.625% Convertible Senior Notes due August 15, 2020 (“2020 Senior Notes”) at their option at any time prior to the close of business on the scheduled trading day immediately preceding the maturity date. Initially, upon conversion, a noteholder would have received 41.3129 shares of Class A common stock per $1,000 principal amount of 2020 Senior Notes (“Conversion Rate”), based on a conversion price of approximately $24.21 per share of Class A common stock, subject to adjustment. In accordance with the 2020 Senior Note Indenture, the second quarter 2016 cash dividend paid by the Company triggered a required adjustment to the Conversion Rate from 41.3129 shares of Class A common stock to 41.7561 shares of Class A common stock effective as of June 10, 2016, the record date for the second quarter 2016 dividend. The third quarter 2016 dividend did not trigger an additional adjustment, as the amount was below the required threshold. See Note J – Dividends for detailed information on the Company’s cash dividends.

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
The effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges is recorded in accumulated OCI and is subsequently reclassified into earnings during the period the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value is recognized directly in earnings. Ineffectiveness was insignificant during the three and nine months ended September 30, 2016 and 2015. As of September 30, 2016, the Company expects it will reclassify amounts recorded in accumulated OCI into earnings as an increase in interest expense of approximately $34,337,000 within the next twelve months. However, the actual amount reclassified could vary due to future changes in the fair value of these derivatives.
Fair Value Hedges of Interest Rate Risk
The Company enters into total rate of return swaps (“TROR”) on various tax-exempt fixed-rate borrowings. The TROR convert borrowings from a fixed rate to a variable rate. The TROR requires the payment of a variable interest rate, generally equivalent to the Securities Industry and Financial Markets Association (“SIFMA”) rate (0.84% at September 30, 2016) plus a spread. Additionally, the Company has guaranteed the fair value of the underlying borrowings. Fluctuation in the value of the TROR is offset by the fluctuation in the value of the underlying borrowings, resulting in minimal financial impact. At September 30, 2016, the aggregate notional amount of TROR designated as fair value hedging instruments is $551,985,000. The underlying TROR borrowings are subject to a fair value adjustment.

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
The Company has certain undesignated TROR where the associated debt is held by an unconsolidated affiliate or unrelated third parties. The change in fair value of these TROR is recognized in earnings. At September 30, 2016, the aggregate notional amount of these TROR is $138,564,000.
In instances where the Company enters into separate derivative instruments effectively hedging the same debt for consecutive annual periods, the duplicate amount of notional is excluded from the following disclosure in an effort to provide information that enables the financial statement user to understand the Company’s volume of derivative activity.

The following table summarizes the fair values and location in the Consolidated Balance Sheets of all derivative instruments:

	Fair Value of Derivative Instruments
	September 30, 2016
	Asset Derivatives (included in Other Assets)		Liability Derivatives (included in Accounts Payable, Accrued Expenses and Other Liabilities)
	Current Notional	Fair Value	Current Notional	Fair Value
	(in thousands)
Derivatives Designated as Hedging Instruments
Interest rate swaps	$—	$—	$739,133	$32,329
TROR	254,200	7,139	297,785	11,725
Total	$254,200	$7,139	$1,036,918	$44,054
Derivatives Not Designated as Hedging Instruments
Interest rate caps	$69,518	$—	$—	$—
TROR	100,880	6,611	37,684	16,541
Total	$170,398	$6,611	$37,684	$16,541

	December 31, 2015
Derivatives Designated as Hedging Instruments
Interest rate caps	$330,000	$—	$—	$—
Interest rate swaps	65,124	340	669,154	50,045
TROR	149,200	7,471	322,785	10,281
Total	$544,324	$7,811	$991,939	$60,326
Derivatives Not Designated as Hedging Instruments
Interest rate caps	$303,111	$122	$—	$—
TROR	101,114	5,378	37,757	13,353
Total	$404,225	$5,500	$37,757	$13,353

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

The following table summarizes the impact of gains and losses related to derivative instruments designated as cash flow hedges included in the accumulated OCI section of the Consolidated Balance Sheets and in equity in earnings and interest expense in the Consolidated Statements of Operations:

		Loss Reclassified from Accumulated OCI
Derivatives Designated as Cash Flow Hedging Instruments	Gain (Loss) Recognized in OCI (Effective Portion)	Location on Consolidated Statements of Operations	Effective Amount	Ineffective Amount
	(in thousands)
Three Months Ended September 30, 2016
Interest rate caps and interest rate swaps	$1,406	Interest expense	$(9,103)	$3
		Net gain (loss) on disposition of full or partial interest in rental properties, net of tax	—	—
		Earnings from unconsolidated entities	(796)	—
Total	$1,406		$(9,899)	$3
Nine Months Ended September 30, 2016
Interest rate caps and interest rate swaps	$(10,184)	Interest expense	$(27,512)	$(24)
		Net gain (loss) on disposition of full or partial interest in rental properties, net of tax	(113)	—
		Earnings from unconsolidated entities	(2,421)	—
Total	$(10,184)		$(30,046)	$(24)

Three Months Ended September 30, 2015
Interest rate caps and interest rate swaps	$(7,854)	Interest expense	$(9,759)	$(16)
		Gains on change in control of interests	—	—
		Earnings from unconsolidated entities	(885)	—
Total	$(7,854)		$(10,644)	$(16)
Nine Months Ended September 30, 2015
Interest rate caps and interest rate swaps	$(15,557)	Interest expense	$(28,060)	$(27)
		Gains on change in control of interests	900	—
		Earnings from unconsolidated entities	(2,851)	(1)
Total	$(15,557)		$(30,011)	$(28)

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

The following table summarizes the impact of gains and losses related to derivative instruments not designated as cash flow hedges in the Consolidated Statements of Operations:

	Net Gain (Loss) Recognized
	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Derivatives Designated as Fair Value Hedging Instruments
TROR (1)	$(1,153)	$848	$(1,776)	$3,299
Derivatives Not Designated as Hedging Instruments
Interest rate caps and interest rate swaps	$—	$(180)	$(94)	$(195)
TROR	26	(1,143)	(1,955)	4,476
Total	$26	$(1,323)	$(2,049)	$4,281

(1)
The net gain (loss) recognized in interest expense from the change in fair value of the underlying TROR borrowings was $1,153 and $1,776 for the three and nine months ended September 30, 2016, respectively, and $(848) and $(3,299) for the three and nine months ended September 30, 2015, respectively, offsetting the gain (loss) recognized on the TROR.

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
Agreements with derivative counterparties contain provisions under which the counterparty could terminate the derivative obligations if the Company defaults on its obligations under the Revolving Credit Agreement and designated conditions are fulfilled. In instances where the Company’s subsidiaries have derivative obligations secured by a mortgage, the derivative obligations could be terminated if the indebtedness between the two parties is terminated, either by loan payoff or default of the indebtedness. In addition, certain subsidiaries have agreements containing provisions whereby the subsidiaries must maintain certain minimum financial ratios. As of September 30, 2016, the Company does not have any derivative contracts containing credit-risk related contingent features, such as a credit rating downgrade, that may trigger collateral to be posted with a counterparty.
The following table summarizes information about collateral posted for derivatives in liability positions as of September 30, 2016:

	Collateral Information
	Notional Amount	Fair Value Prior to Nonperformance Risk	Nonperformance Risk	Collateral Posted	Nature of Collateral	Credit Risk Contingent Feature
	(in thousands)
Property Specific Swaps	$739,133	$33,138	$(809)	$—	Mortgage liens	None
TROR	335,469	28,244	22	59,155	Restricted cash, notes receivable, letters of credit	None
Total	$1,074,602	$61,382	$(787)	$59,155

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

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

The following table summarizes information about financial assets and liabilities measured at fair value on a recurring basis, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value:

	September 30, 2016
	Level 1	Level 2	Level 3	Total
	(in thousands)
Interest rate swaps (liabilities)	$—	$(32,329)	$—	$(32,329)
TROR (assets)	—	—	13,750	13,750
TROR (liabilities)	—	—	(28,266)	(28,266)
Fair value adjustment to the borrowings subject to TROR	—	—	4,586	4,586
Total	$—	$(32,329)	$(9,930)	$(42,259)

	December 31, 2015
	(in thousands)
Interest rate caps (assets)	$—	$122	$—	$122
Interest rate swaps (assets)	—	340	—	340
Interest rate swaps (liabilities)	—	(50,045)	—	(50,045)
TROR (assets)	—	—	12,849	12,849
TROR (liabilities)	—	—	(23,634)	(23,634)
Fair value adjustment to the borrowings subject to TROR	—	—	2,810	2,810
Total	$—	$(49,583)	$(7,975)	$(57,558)
The following table presents a reconciliation of financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Interest Rate Swaps	Net TROR	Fair value adjustment to the borrowings subject to TROR	Total TROR Related	Total
	(in thousands)
Nine Months Ended September 30, 2016
Balance, January 1, 2016	$—	$(10,785)	$2,810	$(7,975)	$(7,975)
Total realized and unrealized gains (losses):
Included in earnings	—	(3,731)	1,776	(1,955)	(1,955)
Balance, September 30, 2016	$—	$(14,516)	$4,586	$(9,930)	$(9,930)
Nine Months Ended September 30, 2015
Balance, January 1, 2015	$(73,536)	$(18,845)	$5,604	$(13,241)	$(86,777)
Total realized and unrealized gains (losses):
Included in earnings	—	7,775	(3,299)	4,476	4,476
Included in other comprehensive income	15,313	—	—	—	15,313
Balance, September 30, 2015	$(58,223)	$(11,070)	$2,305	$(8,765)	$(66,988)
The following table presents quantitative information about the significant unobservable inputs used to estimate the fair value of financial instruments measured on a recurring basis as of September 30, 2016:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value September 30, 2016	Valuation Technique	Unobservable Input	Input Values
	(in thousands)
TROR	$(14,516)	Third party bond pricing	Bond valuation	77.55 - 116.04
Fair value adjustment to the borrowings subject to TROR	$4,586	Third party bond pricing	Bond valuation	77.55 - 105.30
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
The following table summarizes the fair value of nonrecourse mortgage debt and notes payable, net, including balances classified as held for sale (exclusive of the fair value of derivatives) and convertible senior debt, net:

	September 30, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Nonrecourse mortgage debt and notes payable, net	$3,743,828	$3,812,640	$4,395,107	$4,622,934
Convertible senior debt, net	112,067	130,087	267,235	296,554
Total	$3,855,895	$3,942,727	$4,662,342	$4,919,488

I. Capital Stock
During the nine months ended September 30, 2016, the Company entered into a privately negotiated exchange agreement to exchange the remaining $125,000 of the 2016 Senior Notes for 9,298 shares of Class A common stock.
During the three and nine months ended September 30, 2015, the Company issued shares of Class A common stock in connection with the separate, privately negotiated exchange transactions involving a portion of the Company’s 2016, 2018 and 2020 Senior Notes. The Company also received shares of Class A common stock in connection with the termination of a convertible note hedge related to the 2016 Senior Notes. See Note F – Convertible Senior Debt, Net for detailed information on these transactions.
During the three months ended September 30, 2015, the Company issued shares of Class A common stock to certain BCR entities in exchange of Class A Common Units pursuant to the Master Contribution Agreement. See the “Related Party Transactions” section of Note A – Accounting Policies for detailed information on this transaction.
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
The following table summarizes cash dividends declared by the Board of Directors on the Company’s Class A and Class B common stock (in thousands, except per share data):

Type	Date Declared	Record Date	Payment Date	Amount Per Share	Total Cash Payment
E&P	February 18, 2016	March 4, 2016	March 18, 2016	$0.10	$25,992
Quarterly	February 18, 2016	March 4, 2016	March 18, 2016	$0.06	$15,596
Quarterly	May 17, 2016	June 10, 2016	June 24, 2016	$0.06	$15,623
Quarterly	August 18, 2016	September 2, 2016	September 16, 2016	$0.06	$15,621
			Total		$72,832

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

K. Stock-Based Compensation
During the nine months ended September 30, 2016, the Company granted 25,020 stock options, 637,975 shares of restricted stock and 274,630 performance shares under the Company’s 1994 Stock Plan. The stock options had a grant-date fair value of $5.00, which was computed using the Black-Scholes option-pricing model using the following assumptions: expected term of 5.5 years, expected volatility of 26.6%, risk-free interest rate of 1.41%, and expected dividend yield of 1.04%. The exercise price of the options is $20.94, the closing price of the underlying Class A common stock on the date of grant. The restricted stock had a grant-date fair value of $20.94 per share, the closing price of the Class A common stock on the date of grant. The performance shares had a grant-date fair value of $17.27 per share, which was computed using a Monte Carlo simulation.
At September 30, 2016, $754,000 of unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 15 months, $19,313,000 of unrecognized compensation cost related to restricted stock is expected to be recognized over a weighted-average period of 23 months, and $11,301,000 of unrecognized compensation cost related to performance shares is expected to be recognized over a weighted-average period of 18 months.
The following table summarizes stock-based compensation costs and related deferred income tax benefit recognized in the financial statements:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Stock option costs	$205	$320	$731	$985
Restricted stock costs	3,439	3,349	11,367	11,950
Performance share costs	2,496	3,541	7,213	8,601
Total stock-based compensation costs	6,140	7,210	19,311	21,536
Less amount capitalized into qualifying real estate projects	(1,592)	(1,883)	(4,151)	(4,967)
Amount charged to operating expenses	4,548	5,327	15,160	16,569
Depreciation expense on capitalized stock-based compensation	202	227	621	679
Total stock-based compensation expense	$4,750	$5,554	$15,781	$17,248
Deferred income tax benefit	$136	$2,131	$457	$6,642
The amount of grant-date fair value expensed immediately for awards granted to retirement-eligible grantees during the nine months ended September 30, 2016 and 2015 was $1,166,000 and $1,926,000, respectively.
In connection with the vesting of restricted stock and performance shares during the nine months ended September 30, 2016 and 2015, the Company repurchased 385,380 shares and 216,700 shares, respectively, of Class A common stock to satisfy the employees’ related minimum statutory tax withholding requirements. During the nine months ended September 30, 2016, shares repurchased were returned to unissued shares with an aggregate cost basis of $7,825,000. Shares repurchased during the nine months ended September 30, 2015 were placed in treasury with an aggregate cost basis of $5,412,000.

L. Write-Offs of Abandoned Development Projects
The Company reviews each project under development to determine whether it is probable the project will be developed. If management determines the project will not be developed, its project costs and other related expenses are written off as an abandoned development project cost. The Company abandons projects under development for a number of reasons, including, but not limited to, changes in local market conditions, increases in construction or financing costs or third party challenges related to entitlements or public financing. The Company recorded write-offs of abandoned development projects of $10,058,000 during the three and nine months ended September 30, 2016 and $5,778,000 during the nine months ended September 30, 2015, respectively. The Company recorded no write-offs of abandoned development projects during the three months ended September 30, 2015. There were no write-offs of abandoned development projects of unconsolidated entities during the three and nine months ended September 30, 2016 and the three months ended September 30, 2015, respectively. The Company recorded write-offs of abandoned development projects of unconsolidated entities of $10,191,000 during the nine months ended September 30, 2015, which is included in equity in earnings (loss).

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
The following table summarizes the Company’s impairment of real estate included in continuing operations:

		Three Months Ended September 30,		Nine Months Ended September 30,
		2016	2015	2016	2015
		(in thousands)
Regional Malls:
Shops at Northfield Stapleton	Denver, Colorado	$68,821	$—	$68,821	$—
Boulevard Mall	Amherst, New York	52,510	—	52,510	—
Shops at Wiregrass	Tampa, Florida	—	—	12,464	—
Westchester's Ridge Hill	Yonkers, New York	—	372,587	—	372,587
Office Buildings:
Post Office Plaza	Cleveland, Ohio	11,800	—	11,800	—
Illinois Science and Technology Park	Skokie, Illinois	7,900	26,246	7,900	26,246
Land inventory	Las Vegas, Nevada	1,230	16,307	1,230	16,307
Other		—	10,323	2,100	10,323
Total		$142,261	$425,463	$156,825	$425,463
During the three months ended September 30, 2016, the Company’s Board of Directors authorized a process to review strategic alternatives for the Company’s retail portfolio. The Company has begun discussions with certain strategic partners and other potential buyers for several of its retail assets. In connection with this review and discussions to date, the Company has updated its impairment analysis on its retail assets, including increasing the likelihood of near-term sales. As a result, the estimated probability weighted undiscounted cash flows no longer exceeded the carrying value of the Shops at Northfield Stapleton and Boulevard Mall, requiring the Company to adjust the carrying value to their estimated fair value during the three months ended September 30, 2016. The Company has not entered into any agreements, and can not ensure a transaction can or will be consummated and therefore, such assets continue to be classified as held in use.
During the year ended December 31, 2015, the Company decided to pursue the partial sale, through a joint venture, of Shops at Wiregrass. At March 31, 2016, negotiations and buyer due diligence were substantially complete and closing of the transaction remained subject to receipt of a third party consent, which remained outstanding at September 30, 2016. The advanced status of the transaction at March 31, 2016 triggered management to further update its undiscounted cash flow analysis including its probability weighted estimated holding period. As a result, the estimated probability weighted undiscounted cash flows no longer exceeded the carrying value, requiring the Company to adjust the carrying value to its estimated fair value during the three months ended March 31, 2016. The Company closed on the disposition of 49% of its equity interest in October 2016.
During the three months ended September 30, 2016, based on the loss of a potential tenant to fill a significant vacancy, the Company updated its undiscounted cash flow analysis including its probability weighted estimated holding period for Post Office Plaza office building. As a result, the estimated probability weighted undiscounted cash flows no longer exceeded the carrying value, requiring the Company to adjust the carrying value to its estimated fair value during the three months ended September 30, 2016.
The Company continues to market all of the operating assets at Illinois Science & Technology Park in Skokie, Illinois. During 2015, the Company had several interested parties at pricing that approximated the carrying value of the assets. During the three months ended September 30, 2015, the high bidder withdrew their offer and certain market conditions, including the loss of possible redevelopment incentives, negatively impacted the pricing from other interested parties. At September 30, 2015, discussions with a potential purchaser were ongoing and remained subject to further negotiation. Based on these factors, the Company increased the likelihood of a near-term sale and reduced the pricing in such scenario in its estimated probability weighted undiscounted cash flows. As a result, these estimated undiscounted cash flows no longer exceed the carrying value of the assets, requiring the Company to adjust the carrying value to its estimated fair value during the three months ended September 30, 2015. During the three months ended December 31, 2015, discussions with the potential buyer ceased, as mutually agreeable terms could not be reached.

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

During the three months ended September 30, 2016, the Company received a letter of intent for the operating assets at Illinois Science & Technology Park. Based on the letter of intent pricing, the Company updated its undiscounted cash flow analysis resulting in the estimated undiscounted cash flows no longer exceeding the carrying value of the assets, requiring the Company to adjust the carrying value to its estimated fair value during the three months ended September 30, 2016.
At September 30, 2015, the Company owned 13.5 acres of land located in Las Vegas, Nevada, which is included in land inventory on its consolidated balance sheet. The Company had been marketing the land for sale for over twelve months without closing a sale of any of the parcels. During the three months ended September 30, 2015, it became evident the expected sale price was less than originally estimated and lower than its carrying value. At September 30, 2015, the Company had a letter of intent for a portion of the land and continued to market the remaining parcels. Using the letter of intent pricing, in addition to other information gathered from other market participants, including verbal bids, the Company adjusted its estimated selling price, less cost to sell, of this land, which was less than its carrying value. As such, the Company recorded an impairment charge of $16,307,000 during the three months ended September 30, 2015. During the three months ended December 31, 2015, the Company sold 6.1 acres of the land at amounts that approximated the carrying value.
During the three months ended September 30, 2016, the Company signed a purchase and sale agreement for the remaining parcels. As a result, the Company adjusted its estimated selling price, less costs to sell and recorded an impairment charge of $1,230,000 during the three months ended September 30, 2016.
During the three months ended September 30, 2015, the Company decided to pursue the partial sale, through a joint venture, of Westchester's Ridge Hill. At September 30, 2015, discussions with a potential joint venture partner were ongoing and remained subject to further negotiation and applicable due diligence periods. The advanced status of the discussions triggered management to update its undiscounted cash flow analysis including its probability weighted estimated holding period. As a result, the estimated probability weighted undiscounted cash flows no longer exceeded the carrying value, requiring the Company to adjust the carrying value to its estimated fair value during the three months ended September 30, 2015. The Company closed on the disposition of 51% of its equity interest in January 2016. See Note S – Net Gain on Disposition of Full or Partial Interest in Rental Properties, Net of Tax for detailed information on the transaction.
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
The following table summarizes the Company’s impairment of unconsolidated entities:

		Three Months Ended September 30,		Nine Months Ended September 30,
		2016	2015	2016	2015
		(in thousands)
Pacific Park Brooklyn	Brooklyn, New York	$299,300	$—	$299,300	$—
Other		7,100	1,384	7,100	1,384
Total		$306,400	$1,384	$306,400	$1,384
Pacific Park Brooklyn is a 22 acre mixed-use project in Brooklyn, New York. On June 30, 2014, the Company entered into a joint venture with Greenland Atlantic Yards, LLC, a subsidiary of Shanghai-based Greenland Holding Group Company Limited (“Greenland”) to develop the project. Under the joint venture, Greenland acquired 70% of the project and agreed to co-develop the project with the Company, along with sharing in the entire project costs going forward in proportion to ownership interests. The joint venture was formed to execute on the remaining development rights, including the infrastructure and vertical construction of the residential units, but excluded Barclay’s Center and 461 Dean Street apartment community. Consistent with the approved master plan, the joint venture agreed to develop the remaining portion of Phase I and all of Phase II of the project, including the permanent rail yard. At the time of closing, the remaining portion of Phase I included seven buildings, totaling approximately 3.1 million square feet. Phase II consists of seven buildings totaling approximately 3.3 million square feet and further obligations to complete significant additional infrastructure improvements including a platform over the permanent rail yard.

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Upon closing of the partial sale on June 30, 2014, it was determined the Company was not the primary beneficiary of the joint venture and the entity was deconsolidated and subsequently accounted for under the equity method of accounting. The transaction resulted in net cash proceeds of $208,275,000. The basis of the investment at the time approximated fair value as supported by the sales price and underlying discounted cash flow model used by both parties to underwrite the transaction. Due to the nature of the project in terms of size, duration and complexity, the underlying discounted cash flow model included many estimates and assumptions of future events. Key estimates in the discounted cash flow model include horizontal infrastructure costs including, among other things, estimates of completing the permanent rail yard and the platform over the rail yard, rent growth in the rental buildings and sales prices for condo buildings, trade costs for vertical construction, timing of starting vertical construction and opening buildings, terminal cap rates and the underlying discount rate.
The joint venture broke ground on the first affordable apartment community, 535 Carlton, in December, 2014. In mid-2015, the joint venture commenced construction on two more buildings, 38 Sixth Avenue, an affordable apartment building, and 550 Vanderbilt, a condominium building. From the formation of the joint venture in June 2014 through the quarter ended June 30, 2016, the Company reviewed the estimates and assumptions in the discounted cash flow model and updated them as necessary.
During the three months ended September 30, 2016, it became evident the occupancy and rental rate declines in the Brooklyn market was determined not to be temporary as a result of an increased supply of new rental product amplified by the sun-setting and the uncertainty around the 421 A real estate tax abatement program. Over the last quarter, the condominium market in New York has also softened, causing the projected sale schedule for 550 Vanderbilt to be adjusted accordingly. Separately, the construction costs across the New York market continue to trend upward, resulting in increases in the estimated trade costs for certain infrastructure as well as vertical construction. In addition, the expiration of and the continued uncertainty related to the availability of the 421 A real estate tax abatement program puts further stress on anticipated returns. As a result, during the three months ended September 30, 2016, as part of the Company’s formal strategic plan update, a decision was made to revise the overall project schedule for Pacific Park Brooklyn. Accordingly, the Company updated the discounted cash flow model to reflect the updated timing of the project schedule as well as the revenue, expense and cost assumptions. Based on the above, the estimated fair value of the investment no longer exceeded the carrying value. As a result, the Company recorded an other-than-temporary impairment of $299,300,000 during the three months ended September 30, 2016. The remaining basis in the investment (net of estimated future funding obligations) is not material.
Impairment of Real Estate and Impairment of Unconsolidated Entities - Fair Value Information
The following table presents quantitative information about the significant unobservable inputs used to determine the fair value of the impairment of real estate and unconsolidated investments for the nine months ended September 30, 2016 and 2015:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value	Valuation Technique	Unobservable Input	Range of Input Values
	(in thousands)
September 30, 2016
Impairment of real estate	$371,139	Indicative bids	Indicative bids	N/A (1)
Impairment of real estate	$18,500	Comparable property market analysis	Price per square foot	$39 per square foot
Impairment of unconsolidated investments	$—	Discounted cash flows	Discount rate	9.8%
			Market capitalization rate	3.9% - 6.0%
Impairment of unconsolidated investments	$3,600	Indicative bids	Indicative bids	N/A (1)
September 30, 2015
Impairment of real estate	$630,797	Indicative bids	Indicative bids	N/A (1)
Impairment of real estate	$5,128	Comparable property market analysis	Price per square foot	$18 per square foot
Impairment of unconsolidated investments	$—	Indicative bid	Indicative bid	N/A (1)

(1)	This fair value measurement was derived from a bona fide purchase offer from third party prospective buyers, subject to the Company’s corroboration for reasonableness.

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

N. Gains on Change in Control of Interests
The following table summarizes the gains on change in control of interests.

		Three Months Ended September 30,		Nine Months Ended September 30,
		2016	2015	2016	2015
		(in thousands)
University Park at MIT	Cambridge, Massachusetts	$—	$—	$—	$463,643
Apartment Communities:
Cherry Tree	Strongsville, Ohio	—	—	—	7,391
Chestnut Lake	Strongsville, Ohio	—	—	—	8,525
Stratford Crossing	Wadsworth, Ohio	—	—	—	8,125
Total		$—	$—	$—	$487,684
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

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Pro Forma Information
The following unaudited supplemental pro forma operating data is presented for the nine months ended September 30, 2015, as if the step acquisition related to the MIT Assets was effective January 1, 2014. The gain on change in control of interests related to this acquisition was adjusted to the assumed acquisition date. The unaudited supplemental pro forma operating data is not necessarily indicative of what the Company’s actual results of operations would have been assuming the transactions had been effective as set forth above, nor do they purport to represent the Company’s results of operations for future periods. The qualitative and quantitative effect to the pro forma operating data related to the remaining acquisitions described in the table above was not material.

		Pro Forma Adjustments
	Nine Months Ended September 30, 2015	Remove: Gain on Change in Control of Interests (1)	Other Pro Forma Adjustments (2)	Pro Forma Nine Months Ended September 30, 2015
	(in thousands, except per share data)
Revenues	$705,401	$—	$43,742	$749,143
Loss from continuing operations	$(9,047)	$(283,828)	$(15,211)	$(308,086)
Net loss attributable to common shareholders	$(52,672)	$(283,828)	$(15,211)	$(351,711)

Weighted average shares outstanding - Basic	230,778,223			230,778,223
Net earnings (loss) attributable to common shareholders - Basic	$(0.23)			$(1.52)

Weighted average shares outstanding - Diluted	230,778,223			230,778,223
Net earnings (loss) attributable to common shareholders - Diluted	$(0.23)			$(1.52)

(1)	Gain on change in control of interests of $463,643, net of tax of $179,815.

(2)
Represents additional depreciation and amortization expense related to the increased basis of real estate and intangible assets, plus pro forma earnings of the 100% ownership interests, less actual equity in earnings related to the Company’s 51% prior ownership for the period presented.

O. Loss on Extinguishment of Debt
For the three and nine months ended September 30, 2016, the Company recorded $0 and $29,084,000, respectively, as loss on extinguishment of debt. For the three and nine months ended September 30, 2015, the Company recorded $23,609,000 and $61,953,000, respectively, as loss on extinguishment of debt. The losses on extinguishment of debt recorded primarily relates to separate, privately negotiated exchange transactions involving a portion of the Company’s 2016, 2018 and 2020 Senior Notes. See Note F – Convertible Senior Debt, Net for detailed information on these non-tax deductible losses on extinguishment of debt.

P. Net Gain on Disposition of Interest in Unconsolidated Entities
The following table summarizes the net gain on disposition of interest in unconsolidated entities which are included in earnings (loss)from unconsolidated entities.

		Three Months Ended September 30,		Nine Months Ended September 30,
		2016	2015	2016	2015
		(in thousands)
Steinway Street Theaters (Specialty Retail Center)	Queens, New York	$—	$—	$12,613	$—
Apartment Communities:
Newport Landing	Coventry Township, Ohio	—	—	—	5,765
Eaton Ridge	Sagamore Hills, Ohio	—	—	—	4,745
Arbor Glen	Twinsburg, Ohio	—	—	—	3,422
Parkwood Village	Brunswick, Ohio	—	—	—	2,817
Sutton Landing	Brimfield, Ohio	—	—	—	2,535
Other		—	1,009	—	1,009
		$—	$1,009	$12,613	$20,293
During the nine months ended September 30, 2016, the Company sold its entire ownership interest in Steinway Street Theaters, an unconsolidated specialty retail center in Queens, New York. The disposition resulted in net cash proceeds of $14,059,000.

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

In April 2015, the Company acquired its partner’s 50% equity ownership interest in three operating apartment communities (Cherry Tree, Chestnut Lake and Stratford Crossing) in exchange for the Company’s 50% equity ownership in five operating apartment communities (Arbor Glen, Eaton Ridge, Newport Landing, Parkwood Village and Sutton Landing) in a non-cash transaction. As a result, the Company recorded gains on disposition of interest in unconsolidated entities as noted above during the nine months ended September 30, 2015. See Note N – Gains on Change in Control of Interests for detailed information on the three retained operating apartment communities.

Q. Income Taxes
The Company has filed for the prior taxable years a consolidated United States federal tax return, which includes all of its wholly owned subsidiaries. For its taxable year ending December 31, 2016, the Company intends to file as a REIT, which it will accomplish by filing the 2016 Form 1120-REIT with the Internal Revenue Service on or before September 15, 2017. The Company’s TRSs will file as C corporations. The Company also files individual separate income tax returns in various states.
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
Income tax expense was $525,000 and $2,167,000 for the three and nine months ended September 30, 2016, respectively. The Company did not recognize any federal corporate income tax on its earnings in the REIT. During the nine months ended September 30, 2016, the Company reversed $83,645,000 of deferred tax assets associated with the Military Housing, Westchester’s Ridge Hill, the Nets and Barclays Center disposals.
Income tax (benefit) expense was $(163,814,000) and $23,739,000 for the three and nine months ended September 30, 2015, respectively, as the Company was taxed as a C corporation. The difference in recorded income tax expense/benefit versus income tax expense/benefit computed at the statutory federal income tax rate is primarily attributable to state income taxes, changes in state net operating losses, additional general business credits, changes to valuation allowances associated with certain deferred tax assets, and various permanent differences between pre-tax GAAP income and taxable income.
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

R. Net Gain on Disposition of Interest in Development Project
In January 2016, the Company completed the sale of 625 Fulton Avenue, a development site in Brooklyn, New York. The transaction resulted in net cash proceeds of $151,776,000, of which $93,776,000 was received at closing and the remaining $58,000,000 was received during the three months ended June 30, 2016. The Company recorded a net pre-tax gain on disposition of interest in development project of $136,687,000 during the nine months ended September 30, 2016.

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

S. Net Gain on Disposition of Full or Partial Interest in Rental Properties, Net of Tax
The following table summarizes the net gain (loss) on disposition of full or partial interest in rental properties, net of tax:

		Three Months Ended September 30,		Nine Months Ended September 30,
		2016	2015	2016	2015
		(in thousands)
Office Buildings:
Terminal Tower	Cleveland, Ohio	$14,391	$—	$14,391	$—
Aperture Center	Albuquerque, New Mexico	—	—	(171)	—
Skylight Office Tower	Cleveland, Ohio	—	1,746	—	1,746
Military Housing	Various	—	—	141,675	—
Avenue at Tower City Center (Specialty Retail Center) & Tower City Parking	Cleveland, Ohio	—	—	14,207	—
QIC Joint Venture-Westchester’s Ridge Hill (Regional Mall)	Yonkers, New York	—	—	343	—
Johns Hopkins Parking Garage	Baltimore, Maryland	—	—	(623)	—
Other		(324)	—	(324)	—
		14,067	1,746	169,498	1,746
Income tax effect (1)		—	(679)	(66,413)	(679)
		$14,067	$1,067	$103,085	$1,067

(1)	Primarily represents non-cash deferred taxes recognized upon the reversal of the deferred tax asset used to offset the taxable gain on the sales of assets held by the TRS.
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
Terminal Tower
During the three months ended September 30, 2016, the Company completed the sale of Terminal Tower, an office building in Cleveland, Ohio. The Company’s corporate headquarters is located in the Terminal Tower and the Company is currently evaluating options to relocate its headquarters in downtown Cleveland, Ohio. In connection with the sale, the Company entered into an 18 month lease agreement, (minimum initial term) with various options to extend up to 48 months, to provide the Company the necessary time to evaluate and relocate its corporate headquarters. While the Company transferred all risks and rewards of ownership of the property to the buyer, the Company’s expected estimated lease term resulted in more than a minor, but less then substantially all of the use of the asset through the leaseback transaction. As a result, the Company deferred $7,917,000 which will be amortized as an offset to rent expense over the lease term, and recorded a net gain on disposition of $14,391,000 during the three months ended September 30, 2016. The sale generated net cash proceeds of $38,027,000.
Military Housing
During the nine months ended September 30, 2016, the Company completed the sale of its interests in entities that develop and manage military family housing. The sale generated net cash proceeds of $208,305,000. These entities were primarily service providers generating fee revenue. The primary assets acquired by the buyer were intangible assets of approximately $29,000,000 and investments in unconsolidated entities, net, of approximately $14,600,000.
QIC Joint Venture
Westchester’s Ridge Hill
During the nine months ended September 30, 2016, the Company entered into a joint venture agreement with outside partners, affiliated entities of QIC, one of the largest institutional investment managers in Australia. The outside partner invested in and received 51% of our equity interests in Westchester’s Ridge Hill. The Company received net cash proceeds of $75,448,000 along with the buyer assuming debt of $169,369,000, representing 51% of the nonrecourse mortgage debt of the property. Based on the amount of cash received, the outside partner’s minimum initial investment requirement was met and the transaction qualified for full gain recognition related to the partial sale. The property is adequately capitalized and does contain the characteristics of a VIE. Based on the substantive participating rights in all significant decision making areas held by the outside partner with regards to the joint venture, the Company concluded it appropriate to deconsolidate the entity and account for it under the equity method of accounting.

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Ballston Quarter
During the nine months ended September 30, 2016, the Company formed and entered into a new joint venture with outside partners, affiliated entities of QIC. The Company contributed its equity interest in Ballston Quarter, a formerly wholly owned regional mall in Arlington, Virginia, and certain residential development rights to the new joint venture. The outside partner invested $36,269,000 of cash directly into the new joint venture and assumed debt of $20,825,000, representing 49% of the nonrecourse mortgage debt of the property. The transaction does not meet the requirements to be recognized as a sale for accounting purposes as the Company formed and entered into a new joint venture and has a commitment to re-invest its entire cash proceeds received from the sale as a part of a major redevelopment plan of the asset. Upon closing, the entity was deemed to have insufficient equity and was assessed for consolidation purposes using the VIE model. Based on this and the substantive participating rights in all significant decision making areas of the outside partner, the Company concluded it appropriate to deconsolidate the entity and account for its interest under the equity method of accounting at historical cost.
Johns Hopkins Parking Garage
During the nine months ended September 30, 2016, the Company sold the top five floors of the Johns Hopkins Parking Garage located in Baltimore, Maryland which generated $11,186,000 in cash proceeds.

T. Assets and Liabilities Held for Sale and Discontinued Operations
In October 2016, the Company completed the sale of Grand Lowry Lofts, an apartment community in Denver, Colorado, which met the requirements to be classified as held for sale at September 30, 2016.
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
The following table summarizes the components of the assets and liabilities classified as held for sale:
`

	September 30, 2016	December 31, 2015
	(in thousands)
Assets
Real Estate
Completed rental properties	$28,254	$951,070
Project under development - Land	—	9,265
Less accumulated depreciation	(7,292)	(109,462)
Real Estate, net	20,962	850,873
Cash and equivalents	1,215	28,043
Restricted cash	106	10,127
Notes and accounts receivable, net	15	20,021
Other assets	22	17,323
Total Assets	$22,320	$926,387
Liabilities
Nonrecourse mortgage debt and notes payable, net	$—	$439,405
Accounts payable, accrued expenses and other liabilities	353	99,520
Cash distributions and losses in excess of investments in unconsolidated entities	—	13,682
Total Liabilities	$353	$552,607

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

The following tables summarize the operating results related to discontinued operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Revenues	$—	$24,637	$14,792	$80,497
Expenses
Operating expenses	—	17,199	12,540	55,019
Depreciation and amortization	—	8,811	23	26,403
	—	26,010	12,563	81,422
Interest expense	—	(9,415)	(3,540)	(29,650)
Amortization of mortgage procurement costs	—	—	(61)	—
Loss before income taxes and loss from unconsolidated entities	—	(10,788)	(1,372)	(30,575)
Loss from unconsolidated entities	—	(36,842)	(1,400)	(38,435)
Loss before income taxes	—	(47,630)	(2,772)	(69,010)
Income tax benefit	—	(16,511)	(824)	(21,019)
Loss before gain on disposal group	—	(31,119)	(1,948)	(47,991)
Gain on disposition of disposal group, net of tax	—	—	64,553	—
Earnings (loss) from discontinued operations	—	(31,119)	62,605	(47,991)
Noncontrolling interest
Operating loss from disposal group	—	(5,055)	(776)	(14,812)
	—	(5,055)	(776)	(14,812)
Earnings (loss) from discontinued operations attributable to Forest City Realty Trust, Inc.	$—	$(26,064)	$63,381	$(33,179)
The following table summarizes the pre-tax gain on disposition of the Disposal Group:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
The Nets	$—	$—	$136,247	$—
Barclays Center	—	—	(56,481)	—
	—	—	79,766	—
Income tax effect (1)	—	—	(15,213)	—
	$—	$—	$64,553	$—

(1)	Primarily represents non-cash deferred taxes recognized upon the reversal of the deferred tax asset used to offset the taxable gain on the sales of assets held by the TRS.

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

U. Earnings Per Share
The Company’s restricted stock is considered a participating security pursuant to the two-class method for computing earnings per share (“EPS”). The 2006 Class A Common Units (“2006 Units”), which are reflected as noncontrolling interests in the Consolidated Balance Sheets, are considered convertible participating securities as they are entitled to participate in dividends paid to the Company’s common shareholders. The 2006 Units are included in the computation of basic EPS using the two-class method and are included in the computation of diluted EPS using the if-converted method. The Class A common stock issuable in connection with conversion of the 2016 Senior Notes, 2018 Senior Notes and 2020 Senior Notes is included in the computation of diluted EPS using the if-converted method. The loss from continuing operations attributable to common shareholders for the three and nine months ended September 30, 2016 and 2015 was allocated solely to holders of common stock as the participating security holders do not share in losses.
The reconciliation of the basic and diluted EPS computations is shown in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Numerators (in thousands)
Loss from continuing operations attributable to common shareholders ‑ Basic and Diluted	$(430,861)	$(276,155)	$(223,608)	$(19,493)
Net loss attributable to common shareholders ‑ Basic and Diluted	$(430,861)	$(302,219)	$(160,227)	$(52,672)
Denominators
Weighted average shares outstanding ‑ Basic and Diluted (1)	258,713,429	255,417,396	258,437,586	230,778,223
Earnings Per Share
Loss from continuing operations attributable to common shareholders ‑ Basic and Diluted	$(1.67)	$(1.08)	$(0.87)	$(0.08)
Net loss attributable to common shareholders ‑ Basic and Diluted	$(1.67)	$(1.18)	$(0.62)	$(0.23)

(1)
Incremental shares from dilutive options, restricted stock, performance shares and convertible securities aggregating 8,157,781 and 10,035,997 for the three and nine months ended September 30, 2016, respectively, and 17,959,278 and 25,382,494 for the three and nine months ended September 30, 2015, respectively, were not included in the computation of diluted EPS because their effect is anti-dilutive due to the loss from continuing operations. Weighted-average options, restricted stock and performance shares of 2,446,901 and 2,711,273 for the three and nine months ended September 30, 2016, respectively, and 2,666,555 and 2,304,807 for the three and nine months ended September 30, 2015, respectively, were not included in the computation of diluted EPS because their effect is anti-dilutive under the treasury stock method.

V. Segment Information
The Company recently completed an internal reorganization and are presenting reportable segments based on this new structure beginning with the reporting period ending September 30, 2016. The new structure is organized around the Company’s real estate operations, real estate development and corporate support service functions. Prior periods have been recast to conform to the current period’s reportable segment presentation.
Real Estate Operations represents the performance of the Company’s core rental real estate portfolio and is comprised of the following three reportable operating segments:

•	Office - owns, acquires and operates office and life science buildings.

•	Retail - owns, acquires and operates regional malls and specialty/urban retail centers.

•	Apartments - owns, acquires and operates residential rental properties, including upscale and middle-market apartments, adaptive re-use developments and subsidized senior housing.
The remaining three reportable operating segments consist of the following:
Development represents the development and construction of office and life science buildings, regional malls, specialty/urban retail centers, residential rental properties, condominiums and mixed-use projects, along with recently opened operating properties prior to stabilization. Development also includes the horizontal development and sale of land to residential, commercial and industrial customers primarily at its Stapleton project in Denver, Colorado.
Corporate is comprised of departments providing executive oversight to the entire company and various support services for Operations, Development and Corporate employees.
Other represents the operations of several non-core investments, including the Barclays Center, a sports and entertainment arena located in Brooklyn, New York (“Arena”) (sold in January 2016), the Company’s equity method investment in the Brooklyn Nets (the “Nets”) (sold in January 2016), and military housing operations (sold in February 2016).

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Segment Transfers
The Development segment includes projects in development, projects under construction along with recently opened operating properties prior to stabilization. Projects will be reported in their applicable operating segment (Office, Retail or Apartments) beginning effective January 1 of the year following stabilization. Therefore, the Development segment will continue to report results from recently opened properties until the year-end following initial stabilization. The Company generally defines stabilized properties as being 92% occupied or having been open and operating for one or two years, depending on the size of the project.

The following tables summarize financial data for the Company’s reportable operating segments. All amounts are presented in thousands.

	September 30, 2016	December 31, 2015
	Identifiable Assets
Office	$3,225,492	$3,409,589
Retail	625,176	1,220,556
Apartments	2,447,429	2,286,121
Total Operations	6,298,097	6,916,266
Development	1,734,986	1,792,143
Corporate	517,724	207,249
Other	—	1,007,492
	$8,550,807	$9,923,150

	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015	2016	2015	2016	2015
	Revenues				Operating Expenses
Office	$116,787	$121,435	$352,960	$310,474	$48,486	$50,532	$142,835	$135,924
Retail	20,496	34,459	61,622	101,988	14,812	21,711	40,877	67,606
Apartments	74,170	68,626	219,211	197,129	33,415	35,912	102,327	104,629
Total Operations	211,453	224,520	633,793	609,591	96,713	108,155	286,039	308,159
Development	26,077	32,955	52,445	72,086	19,357	25,481	56,580	66,952
Corporate	—	—	—	—	26,009	20,436	74,272	64,273
Other	—	6,945	3,518	23,724	—	1,938	2,730	6,289
	$237,530	$264,420	$689,756	$705,401	$142,079	$156,010	$419,621	$445,673

	Depreciation and Amortization				Capital Expenditures
Office	$33,541	$34,886	$102,587	$72,440	$5,749	$16,581	$19,774	$46,417
Retail	5,384	13,297	17,618	40,888	4,032	3,351	8,473	7,654
Apartments	18,994	19,759	56,345	56,814	3,369	3,932	9,070	9,941
Total Operations	57,919	67,942	176,550	170,142	13,150	23,864	37,317	64,012
Development	4,669	2,399	10,915	7,601	116,673	110,174	396,243	257,437
Corporate	304	638	930	2,084	99	—	99	19
Other	—	176	126	552	—	—	—	—
	$62,892	$71,155	$188,521	$180,379	$129,922	$134,038	$433,659	$321,468

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

The Company uses Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") to report its operating results by segment. Adjusted EBITDA, a non-GAAP measure, is defined as net earnings excluding the following items at the Company's ownership: i) non-cash charges for depreciation and amortization; ii) interest expense; iii) amortization of mortgage procurement costs; iv) income taxes; v) impairment of real estate; vi) gains or losses from extinguishment of debt; vii) gain (loss) on full or partial disposition of rental properties, development projects and other investments; viii) gains or losses on change in control of interests; ix) other transactional items, including REIT conversion, reorganization costs and termination benefits; and x) the Nets pre-tax EBITDA.
The Company believes that Adjusted EBITDA is an appropriate measure to assess operating performance by segment as it represents ongoing key operating components of each segment without regard to how the business is financed. The Company’s Chief Executive Officer, the chief operating decision maker, uses Adjusted EBITDA, as presented, to assess performance of the Company’s real estate assets by reportable operating segment because it provides information on the financial performance of the core real estate portfolio operations, development, corporate general and administrative expenses and interest and other income derived from the Company's investments. Adjusted EBITDA measures the profitability of each real estate segment in operations based on the process of collecting rent and paying operating expenses and represents the equivalent of Net Operating Income (“NOI”), as all properly level interest expense is reported in the Corporate segment. NOI by operating segment is discussed in the Net Operating Income section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) of this Form 10-Q. For the development segment, adjusted EBITDA measures the profitability of our land development sales activity and any recently opened unstabilized properties, offset by development expenses that do not qualify for capitalization. Interest expense is monitored and evaluated by the chief operating decision maker on an overall company-wide basis and is not a factor in evaluating individual segment performance. The reconciliations of net earnings (loss) to Adjusted EBITDA by segment are shown in the following tables. All amounts are presented in thousands.
The reconciliations of net earnings (loss) to Adjusted EBITDA by segment are shown in the following tables. All amounts are presented in thousands.

Three Months Ended September 30, 2016	Office	Retail	Apartments	Total Operations	Development	Corporate	Other	Total
Net earnings (loss) attributable to Forest City Realty Trust, Inc.	$30,091	$(100,889)	$27,038	$(43,760)	$(315,806)	$(71,295)	$—	$(430,861)
Depreciation and amortization	33,650	19,016	23,413	76,079	3,259	304	—	79,642
Interest expense	—	—	—	—	—	54,408	—	54,408
Amortization of mortgage procurement costs	—	—	—	—	—	2,239	—	2,239
Income tax expense	—	—	—	—	—	525	—	525
Impairment of consolidated real estate	19,700	121,331	—	141,031	1,230	—	—	142,261
Impairment of unconsolidated real estate	—	—	—	—	306,400	—	—	306,400
Net (gain) loss on disposition of full or partial interests in rental properties	(14,391)	—	—	(14,391)	324	—	—	(14,067)
REIT conversion, reorganization costs and termination benefits	—	—	—	—	—	8,092	—	8,092
Adjusted EBITDA Attributable to Forest City Realty Trust, Inc.	$69,050	$39,458	$50,451	$158,959	$(4,593)	$(5,727)	$—	$148,639

Three Months Ended September 30, 2015	Office	Retail	Apartments	Total Operations	Development	Corporate	Other	Total
Net earnings (loss) attributable to Forest City Realty Trust, Inc.	$9,995	$(352,619)	$10,108	$(332,516)	$(12,535)	$75,972	$(33,140)	$(302,219)
Depreciation and amortization	34,819	25,686	22,732	83,237	2,963	638	684	87,522
Interest expense	—	—	—	—	—	66,017	—	66,017
Amortization of mortgage procurement costs	—	—	—	—	—	2,452	—	2,452
Income tax expense	—	—	—	—	—	(179,646)	—	(179,646)
Impairment of consolidated real estate	28,146	372,587	8,423	409,156	16,307	—	—	425,463
Impairment of unconsolidated real estate	—	—	—	—	1,384	—	—	1,384
Loss on extinguishment of debt	—	—	—	—	—	23,018	—	23,018
Net (gain) loss on disposition of full or partial interests in rental properties	(1,746)	—	—	(1,746)	—	—	—	(1,746)
Gain on disposition of unconsolidated entities	(1,009)	—	—	(1,009)	—	—	—	(1,009)
Discontinued operations:
Depreciation and Amortization - Real Estate	—	—	—	—	—	—	5,091	5,091
Nets pre-tax EBITDA	—	—	—	—	—	—	36,842	36,842
REIT conversion, reorganization costs and termination benefits	—	—	—	—	—	9,515	—	9,515
Adjusted EBITDA Attributable to Forest City Realty Trust, Inc.	$70,205	$45,654	$41,263	$157,122	$8,119	$(2,034)	$9,477	$172,684

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Nine Months Ended September 30, 2016	Office	Retail	Apartments	Total Operations	Development	Corporate	Other	Total
Net earnings (loss) attributable to Forest City Realty Trust, Inc.	$102,549	$(40,430)	$76,355	$138,474	$(190,377)	$(330,512)	$222,188	$(160,227)
Depreciation and amortization	102,583	58,144	69,458	230,185	7,413	930	302	238,830
Interest expense	—	—	—	—	—	168,023	—	168,023
Amortization of mortgage procurement costs	—	—	—	—	—	6,676	—	6,676
Income tax expense	—	—	—	—	—	83,539	—	83,539
Impairment of consolidated real estate	19,700	133,795	2,100	155,595	1,230	—	—	156,825
Impairment of unconsolidated real estate	—	—	—	—	306,400	—	—	306,400
Loss on extinguishment of debt	—	—	—	—	—	29,933	—	29,933
Net gain on disposition of interest in development project	—	—	—	—	(136,687)	—	—	(136,687)
Net (gain) loss on disposition of full or partial interests in rental properties	(13,782)	(14,550)	—	(28,332)	324	—	(141,675)	(169,683)
Gain on disposition of unconsolidated entities	—	(12,613)	—	(12,613)	—	—	—	(12,613)
Discontinued operations:
Depreciation and Amortization - Real Estate	—	—	—	—	—	—	35	35
Loss on disposition of rental properties	—	—	—	—	—	—	56,481	56,481
Net gain on disposition of partial interest in other investment - Nets	—	—	—	—	—	—	(136,247)	(136,247)
Nets pre-tax EBITDA	—	—	—	—	—	—	1,400	1,400
REIT conversion, reorganization costs and termination benefits	—	—	—	—	—	22,493	—	22,493
Adjusted EBITDA Attributable to Forest City Realty Trust, Inc.	$211,050	$124,346	$147,913	$483,309	$(11,697)	$(18,918)	$2,484	$455,178

Nine Months Ended September 30, 2015	Office	Retail	Apartments	Total Operations	Development	Corporate	Other	Total
Net earnings (loss) attributable to Forest City Realty Trust, Inc.	$546,857	$(316,562)	$80,445	$310,740	$(26,651)	$(314,191)	$(22,570)	$(52,672)
Depreciation and amortization	75,770	75,667	66,166	217,603	9,481	2,084	2,069	231,237
Interest expense	—	—	—	—	—	202,205	—	202,205
Amortization of mortgage procurement costs	—	—	—	—	—	7,859	—	7,859
Income tax expense	—	—	—	—	—	3,399	—	3,399
Impairment of consolidated real estate	28,146	372,587	8,423	409,156	16,307	—	—	425,463
Impairment of unconsolidated real estate	—	—	—	—	1,384	—	—	1,384
Loss on extinguishment of debt	—	—	—	—	—	61,970	—	61,970
Net (gain) loss on disposition of full or partial interests in rental properties	(1,746)	—	—	(1,746)	—	—	—	(1,746)
Gain on disposition of unconsolidated entities	(1,009)	—	(19,284)	(20,293)	—	—	—	(20,293)
Gains on change in control of interests	(463,643)	—	(24,041)	(487,684)	—	—	—	(487,684)
Discontinued operations:
Depreciation and Amortization - Real Estate	—	—	—	—	—	—	15,242	15,242
Nets pre-tax EBITDA	—	—	—	—	—	—	38,435	38,435
REIT conversion, reorganization costs and termination benefits	—	—	—	—	—	25,498	—	25,498
Adjusted EBITDA Attributable to Forest City Realty Trust, Inc.	$184,375	$131,692	$111,709	$427,776	$521	$(11,176)	$33,176	$450,297

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
RESULTS OF OPERATIONS
Corporate Description
We principally engage in the operation, development, management and acquisition of commercial and residential real estate and land throughout the United States. We have approximately $8.6 billion of consolidated assets in 20 states and the District of Columbia at September 30, 2016. Our core markets include Boston, Chicago, Dallas, Denver, Los Angeles, Philadelphia, and the greater metropolitan areas of New York City, San Francisco and Washington D.C. We have regional offices in Boston, Dallas, Denver, Los Angeles, New York City, San Francisco, Washington, D.C., and our corporate headquarters in Cleveland, Ohio.
We recently completed an internal reorganization and are presenting reportable segments based on this new structure beginning with the reporting period ending September 30, 2016. The new structure is organized around our real estate operations, real estate development and corporate support service functions. Prior periods have been recast to conform to the current period’s reportable segment presentation.
Real Estate Operations represents the performance of our core rental real estate portfolio and is comprised of the following three reportable operating segments:

•	Office - owns, acquires and operates office and life science buildings.

•	Retail - owns, acquires and operates regional malls and specialty/urban retail centers.

•	Apartments - owns, acquires and operates residential rental properties, including upscale and middle-market apartments, adaptive re-use developments and subsidized senior housing.
The remaining three reportable operating segments consist of the following:
Development represents the development and construction of office and life science buildings, regional malls, specialty/urban retail centers, residential rental properties, condominiums and mixed-use projects, along with recently opened operating properties prior to stabilization. Development also includes the horizontal development and sale of land to residential, commercial and industrial customers primarily at our Stapleton project in Denver, Colorado.
Corporate is comprised of departments providing executive oversight to the entire company and various support services for Operations, Development and Corporate employees.
Other represents the operations of several non-core investments, including the Barclays Center, a sports and entertainment arena located in Brooklyn, New York (“Arena”) (sold in January 2016), our equity method investment in the Brooklyn Nets (the “Nets”) (sold in January 2016), and military housing operations (sold in February 2016).
Segment Transfers
The Development segment includes projects in development, projects under construction along with recently opened operating properties prior to stabilization. Projects will be reported in their applicable operating segment (Office, Retail or Apartments) beginning effective January 1 of the year following stabilization. Therefore, the Development segment will continue to report results from recently opened properties until the year-end following initial stabilization. We generally define stabilized properties as being 92% occupied or having been open and operating for one or two years, depending on the size of the project.
Significant milestones during the third quarter of 2016 include:

•
Announced that our Board of Directors has authorized a process to review strategic alternatives for our retail portfolio. We intend to look at a range of options and expect the review process to be concluded by the first quarter of 2017;

•	Completed the sale of Terminal Tower, an office building in Cleveland, Ohio. The sale generated net cash proceeds of $38,027,000;

•	Declared and paid a $0.06 per share cash dividend on our Class A and Class B common stock for the third quarter of 2016;

•	Opened 461 Dean Street and The Bixby, apartment communities in Brooklyn, New York and Washington, D.C., respectively;

•	Completed the phased opening of Kapolei Lofts, an apartment community in Kapolei, Hawaii; and

•	Closed $80,000,000 of nonrecourse mortgage financing transactions.

In addition, subsequent to September 30, 2016, we achieved the following significant milestones:

•
Entered into a new joint venture agreement with outside partners, affiliated entities of QIC, one of the largest institutional investment managers in Australia. The outside partner invested in and received 49% of our equity interests in Shops at Wiregrass, a formerly wholly owned regional mall in Tampa, Florida and a development opportunity adjacent to the Shops at Wiregrass. We received net cash proceeds of approximately $25,300,000 along with the buyer assuming debt of $40,497,000, representing 49% of the nonrecourse mortgage debt of the property; and

•	Completed the sale of Grand Lowry Lofts, an apartment community in Denver, Colorado. The sale generated net cash proceeds of approximately $22,900,000.
Net Operating Income
Net Operating Income (“NOI”), a non-GAAP measure, reflects our share of the core operations of our rental real estate portfolio, prior to any financing activity. NOI is defined as revenues less operating expenses of consolidated and unconsolidated subsidiaries within our Office, Retail, Apartments and Development segments, except for revenues and cost of sales associated with sales of land held in these segments. The activities of our Corporate and Other segments do not involve the operations of our rental property portfolio and therefore are not included in NOI.
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
Reconciliation of Earnings (Loss) Before Income Taxes (GAAP) to Net Operating Income (non-GAAP) (in thousands):

	Nine Months Ended September 30,
	2016		2015
Earnings (loss) before income taxes (GAAP)		$(455,480)		$13,625
Earnings from unconsolidated entities		268,267		(37,250)
Earnings (loss) before income taxes and earnings from unconsolidated entities		(187,213)		(23,625)
Equity in earnings	$25,520		$18,341
Exclude non-NOI activity from unconsolidated entities:
Land and non-rental activity, net	(3,149)		(4,420)
Interest and other income	(1,347)		(1,057)
Write offs of abandoned development projects	—		10,191
Depreciation and amortization	68,785		64,861
Interest expense and extinguishment of debt	74,948		76,087
Total NOI from unconsolidated entities	$164,757	164,757	$164,003	164,003
Land sales		(22,479)		(47,589)
Cost of land sales		5,190		15,716
Other land development revenues		(6,780)		(5,342)
Other land development expenses		6,738		7,608
Corporate general and administrative expenses		51,779		38,775
REIT conversion, reorganization costs and termination benefits		22,493		25,498
Depreciation and amortization		188,521		180,379
Write-offs of abandoned development projects		10,058		5,778
Impairment of real estate		156,825		425,463
Interest and other income		(32,665)		(27,977)
Gains on change in control of interests		—		(487,684)
Interest expense		101,130		119,685
Amortization of mortgage procurement costs		4,395		5,756
Loss on extinguishment of debt		29,084		61,953
Net operating income (Non-GAAP)		$491,833		$458,397

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
The following is a reconciliation of comparable NOI to total NOI.

	Net Operating Income (in thousands)
	Nine Months Ended September 30, 2016			Nine Months Ended September 30, 2015
Full Consolidation	Comparable	Non-Comparable	Total	Comparable	Non-Comparable	Total
Office	$196,189	$17,769	$213,958	$186,192	$7,564	$193,756
Retail	122,306	787	123,093	117,142	12,826	129,968
Apartments	147,862	8,256	156,118	141,076	(2,345)	138,731
Federally Assisted Housing	—	14,961	14,961	—	14,566	14,566
Other NOI (1):
Straight-line rent adjustments	—	7,419	7,419	—	4,141	4,141
Other Operations	—	(5,216)	(5,216)	—	(18,567)	(18,567)
	—	2,203	2,203	—	(14,426)	(14,426)
Recently-Opened Properties/Redevelopment	—	1,419	1,419	—	9,183	9,183
Development Segment (2)	—	(21,223)	(21,223)	—	(32,997)	(32,997)
Other Segment	—	1,304	1,304	—	19,616	19,616
Grand Total	$466,357	$25,476	$491,833	$444,410	$13,987	$458,397

(1)
Includes straight-line rent adjustments, participation payments as a result of refinancing transactions on our properties and unallocated management and service company overhead on our operating properties.

(2)	Includes straight-line adjustments, non-capitalizable costs and development overhead on our development projects.

	Nine Months Ended September 30,
Comparable NOI (net of Noncontrolling Interests (“NCI”))	2016	2015	% Change
	(in thousands)
Office Comparable NOI	$196,189	$186,192
NOI attributable to NCI	(7,573)	(7,321)
Subtotal Office	188,616	178,871	5.4%

Retail Comparable NOI	122,306	117,142
NOI attributable to NCI	—	—
Subtotal Retail	122,306	117,142	4.4%

Apartments Comparable NOI	147,862	141,076
NOI attributable to NCI	(19,279)	(17,838)
Subtotal Apartments	128,583	123,238	4.3%

Grand Total Comparable NOI (net of NCI)	$439,505	$419,251	4.8%

Net Operating Income by Product Type
Full Consolidation (in thousands)

Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015

NOI by Product Type	$508,130	NOI by Product Type	$477,021
Other NOI (2):		Other NOI (2):
Straight-line rent adjustments	7,419	Straight-line rent adjustments	4,141
Other Operations	(5,216)	Other Operations	(18,567)
	2,203		(14,426)
Recently-Opened Properties/Redevelopment	1,419	Recently-Opened Properties/Redevelopment	9,183
Development Segment (3)	(21,223)	Development Segment (3)	(32,997)
Other Segment	1,304	Other Segment	19,616
Grand Total NOI	$491,833	Grand Total NOI	$458,397

(1)	Includes limited-distribution federally assisted housing.

(2)
Includes straight-line rent adjustments, participation payments as a result of refinancing transactions on our properties and unallocated management and service company overhead on our operating properties.

(3)	Includes straight-line adjustments, non-capitalizable costs and development overhead on our development projects.

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
FFO is defined by NAREIT as net earnings excluding the following items at our ownership: i) gain (loss) on full or partial disposition of rental properties, divisions and other investments (net of tax); ii) non-cash charges for real estate depreciation and amortization; iii) impairment of depreciable real estate (net of tax); and iv) cumulative or retrospective effect of change in accounting principle (net of tax).
The table below reconciles net earnings (loss), the most comparable GAAP measure, to FFO, a non-GAAP measure.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Net loss attributable to Forest City Realty Trust, Inc.	$(430,861)	$(302,219)	$(160,227)	$(52,672)
Depreciation and Amortization—real estate (2)	78,880	91,490	236,530	242,984
Gain on disposition of full or partial interests in rental properties	(14,067)	(2,755)	(125,815)	(22,039)
Impairment of depreciable rental properties	141,031	409,156	155,595	409,156
Income tax expense adjustment — current and deferred (3):
Gain on disposition of full or partial interests in rental properties	—	1,088	55,272	8,549
Impairment of depreciable rental properties	—	(158,805)	—	(158,805)
FFO attributable to Forest City Realty Trust, Inc.	$(225,017)	$37,955	$161,355	$427,173

FFO Per Share - Diluted
Numerator (in thousands):
FFO attributable to Forest City Realty Trust, Inc.	$(225,017)	$37,955	$161,355	$427,173
If-Converted Method (adjustments for interest, net of tax for 2015):
5.000% Notes due 2016	—	24	—	407
4.250% Notes due 2018	—	1,112	—	4,641
3.625% Notes due 2020	—	712	—	3,108
FFO for per share data	$(225,017)	$39,803	$161,355	$435,329
Denominator:
Weighted average shares outstanding—Basic	258,713,429	255,417,396	258,437,586	230,778,223
Effect of stock options, restricted stock and performance shares	—	1,748,909	1,221,719	2,559,270
Effect of convertible debt	—	13,416,727	—	19,910,541
Effect of convertible 2006 Class A Common Units	—	2,793,642	1,940,788	2,912,683
Weighted average shares outstanding - Diluted (1)	258,713,429	273,376,674	261,600,093	256,160,717
FFO Per Share - Diluted	$(0.87)	$0.15	$0.62	$1.70

(1)
For the three months ended September 30, 2016, the effect of 8,157,781 shares of dilutive securities was not included in the computation of diluted FFO per share because their effect is anti-dilutive due to the negative FFO for the quarter. For the nine months ended September 30, 2016, weighted-average shares issuable upon the conversion of convertible debt of 6,873,490 were not included in the computation of diluted FFO per share because their effect is anti-dilutive under the if-converted method. As a result, adjustments to FFO are not required for interest expense of $1,141,000 and $4,671,000 for the three and nine months September 30, 2016, respectively, related to these securities.

(2)	The following table provides detail of depreciation and amortization:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Full Consolidation	$62,892	$71,155	$188,521	$180,379
Non-Real Estate	(762)	(1,107)	(2,335)	(3,445)
Real Estate Full Consolidation	62,130	70,048	186,186	176,934
Real Estate related to noncontrolling interest	(5,889)	(3,990)	(15,679)	(11,695)
Real Estate Unconsolidated	22,639	20,357	65,988	62,553
Real Estate Discontinued Operations	—	5,075	35	15,192
Real Estate at Company share	$78,880	$91,490	$236,530	$242,984

(3)	The following table provides detail of income tax expense (benefit):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Income tax expense (benefit) on FFO
Operating Earnings:
Current taxes	$525	$1,088	$4,245	$1,730
Deferred taxes	—	(23,017)	24,022	151,925
Total income tax expense (benefit) on FFO	525	(21,929)	28,267	153,655

Income tax expense (benefit) on non-FFO
Disposition of full or partial interests in rental properties:
Current taxes	$—	$5,438	$(4,351)	$8,320
Deferred taxes	—	(4,350)	59,623	229
Disposition of full or partial interests in rental properties	—	1,088	55,272	8,549
Impairment of depreciable rental properties - deferred taxes	—	(158,805)	—	(158,805)
Total income tax expense (benefit) on non-FFO	—	(157,717)	55,272	(150,256)
Grand Total	$525	$(179,646)	$83,539	$3,399

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
The table below reconciles FFO to Operating FFO.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
FFO attributable to Forest City Realty Trust, Inc.	$(225,017)	$37,955	$161,355	$427,173
Impairment of non-depreciable real estate	307,630	17,691	307,630	17,691
Write-offs of abandoned development projects	10,058	—	10,058	15,969
Tax credit income	(3,081)	(3,308)	(9,025)	(10,520)
Loss on extinguishment of debt	—	23,018	29,933	61,970
Change in fair market value of nondesignated hedges	(42)	1,033	1,944	(4,059)
Gains on change in control of interests	—	—	—	(487,684)
Net gain on disposition of interest in development project	—	—	(136,687)	—
Net gain on disposition of partial interest in other investment - Nets	—	—	(136,247)	—
Straight-line rent adjustments	(2,758)	(4,111)	(7,969)	(4,471)
Participation payments	—	11	—	11
REIT conversion, reorganization costs and termination benefits	8,092	9,515	22,493	25,498
Nets pre-tax FFO	—	36,842	1,400	38,435
Income tax expense (benefit) on FFO	525	(21,929)	28,267	153,655
Operating FFO attributable to Forest City Realty Trust, Inc.	$95,407	$96,717	$273,152	$233,668

If-Converted Method (adjustments for interest, pre-tax):
5.000% Notes due 2016	—	39	—	665
4.250% Notes due 2018	778	1,816	3,028	7,581
3.625% Notes due 2020	363	1,164	1,643	5,078
Operating FFO attributable to Forest City Realty Trust, Inc. (If-Converted)	$96,548	$99,736	$277,823	$246,992

Weighted average shares outstanding—Basic	258,713,429	255,417,396	258,437,586	230,778,223
Effect of stock options, restricted stock and performance shares	1,185,240	1,748,909	1,221,719	2,559,270
Effect of convertible debt	5,031,753	13,416,727	6,873,490	19,910,541
Effect of convertible 2006 Class A Common Units	1,940,788	2,793,642	1,940,788	2,912,683
Weighted average shares outstanding - Diluted	266,871,210	273,376,674	268,473,583	256,160,717

Operations

Office and Retail
Comparable leased occupancy is 95.1% and 94.3% for office and retail, respectively, as of September 30, 2016 compared with 96.7% and 93.8%, respectively, as of September 30, 2015. Leased occupancy percentage is calculated by dividing the sum of the total tenant occupied space under the lease and vacant space under lease by total gross leasable area (“GLA”). Retail and office occupancy as of September 30, 2016 and 2015 represents leased occupancy at the end of the quarter. Occupancy data includes leases with original terms of one year or less. Comparable occupancy relates to stabilized properties opened and operated in both the three months ended September 30, 2016 and 2015.
We monitor office and retail leases expiring in the short to mid-term. Management’s plan to obtain lease renewals for expiring retail and office leases includes signing of lease extensions, if available, and active marketing for available or soon to be available space to new or existing tenants in the normal course of business.
Office Buildings
The following table represents those new leases and GLA signed on the same space in which there was a former tenant and existing tenant renewals along with all other new leases signed within the rolling 12-month period.

	Same-Space Leases					Other New Leases
Quarter	Number of Leases Signed	GLA Signed	Contractual Rent Per SF (1)	Expired Rent Per SF (1)	Cash Basis % Change over Prior Rent	Number of Leases Signed	GLA Signed	Contractual Rent Per SF (1)	Total GLA Signed
Q4 2015	25	156,299	$19.90	$19.85	0.3%	5	6,023	$17.28	162,322
Q1 2016	20	244,517	$61.23	$55.51	10.3%	5	7,742	$19.51	252,259
Q2 2016	20	526,931	$34.39	$30.08	14.3%	4	12,503	$18.12	539,434
Q3 2016	9	79,348	$28.02	$26.52	5.7%	5	8,227	$22.71	87,575
Total	74	1,007,095	$38.08	$34.33	10.9%	19	34,495	$19.38	1,041,590

Retail Centers
The following tables represent those new leases and GLA signed and rent per square foot (“SF”) on the same space in which there was a former tenant and existing tenant renewals.
Regional Malls

Quarter	Number of Leases Signed	GLA Signed	Contractual Rent Per SF (1)	Expired Rent Per SF (1)	Cash Basis % Change over Prior Rent
Q4 2015	23	81,251	$51.34	$39.91	28.6%
Q1 2016	28	73,871	$60.51	$52.78	14.6%
Q2 2016	23	49,196	$60.15	$55.57	8.2%
Q3 2016	26	79,205	$63.15	$56.31	12.1%
Total	100	283,523	$58.55	$50.59	15.7%

Specialty Retail Centers

Quarter	Number of Leases Signed	GLA Signed	Contractual Rent Per SF (1)	Expired Rent Per SF (1)	Cash Basis % Change over Prior Rent
Q4 2015	2	2,334	$39.61	$27.51	44.0%
Q1 2016	2	36,453	$34.72	$34.67	0.1%
Q2 2016	1	1,050	$40.00	$33.00	21.2%
Q3 2016	2	5,131	$82.06	$78.17	5.0%
Total	7	44,968	$40.50	$39.23	3.2%

(1)
Office and Retail contractual rent per square foot includes base rent and fixed additional charges for common area maintenance and real estate taxes as of rental commencement. Retail contractual rent per square foot also includes fixed additional marketing/promotional charges. For all expiring leases, contractual rent per square foot includes any applicable escalations.

Apartments
Comparable economic occupancy for Apartments is 94.5% and 95.1% for the nine months ended September 30, 2016 and 2015, respectively. Economic residential occupancy is calculated by dividing gross potential rent (“GPR”) less vacancy by GPR. GPR is calculated based on actual rents per lease agreements for occupied apartment units and at market rents for vacant apartment units. Market rental rates are determined using a variety of factors which include availability of specific apartment unit types (one bedroom, two bedroom, etc.), seasonality factors and rents offered by competitive properties for similar apartment types in the same geographic market. Comparable economic occupancy relates to stabilized properties that operated in both the nine months ended September 30, 2016 and 2015.
The following tables present leasing information of our apartment communities. Prior period amounts may differ from data as reported in previous quarters since the properties that qualify as comparable change from period to period.
Quarterly Comparison

		Monthly Average Apartment Rental Rates (2)			Economic Apartment Occupancy
Comparable Apartment	Leasable Units	Three Months Ended September 30,			Three Months Ended September 30,
Communities (1)	at Company % (3)	2016	2015	% Change	2016	2015	% Change
Core Markets	8,520	$1,952	$1,900	2.7%	94.8%	95.7%	(0.9)%
Non-Core Markets	7,794	$982	$957	2.6%	93.5%	93.7%	(0.2)%
Total Comparable Apartments	16,314	$1,489	$1,449	2.8%	94.4%	95.1%	(0.7)%

Year-to-Date Comparison

		Monthly Average Apartment Rental Rates (2)			Economic Apartment Occupancy
Comparable Apartment	Leasable Units	Nine Months Ended September 30,			Nine Months Ended September 30,
Communities (1)	at Company % (3)	2016	2015	% Change	2016	2015	% Change
Core Markets	8,520	$1,936	$1,873	3.4%	95.2%	95.5%	(0.3)%
Non-Core Markets	7,004	$980	$951	3.0%	93.0%	94.1%	(1.1)%
Total Comparable Apartments	15,524	$1,488	$1,440	3.3%	94.5%	95.1%	(0.6)%

Sequential Comparison

		Monthly Average Apartment Rental Rates (2)			Economic Apartment Occupancy
		Three Months Ended			Three Months Ended
Comparable Apartment	Leasable Units	September 30,	June 30,		September 30,	June 30,
Communities (1)	at Company % (3)	2016	2016	% Change	2016	2016	% Change
Core Markets	8,520	$1,952	$1,935	0.9%	94.8%	95.4%	(0.6)%
Non-Core Markets	7,794	$982	$968	1.4%	93.5%	93.4%	0.1%
Total Comparable Apartments	16,314	$1,489	$1,473	1.1%	94.4%	94.8%	(0.4)%

(1)
Includes stabilized apartment communities completely opened and operated in the periods presented. These apartment communities include units leased at affordable apartment rates which provide a discount from average market rental rates. For the three months ended September 30, 2016, 17.4% of leasable units in core markets and 4.6% of leasable units in non-core markets were affordable housing units. Excludes all military and limited-distribution federally assisted housing units.

(2)	Represents GPR less concessions.

(3)	Leasable units represent our share of comparable leasable units at the apartment community.

Segment Operating Results - Quarterly Comparison
The following tables present revenues, operating expenses and equity in earnings by segment for the three months ended September 30, 2016 compared with the three months ended September 30, 2015. Other results of operations are discussed on a consolidated basis. All amounts in the following tables are presented in thousands.

	Office	Retail	Apartments	Total Operations	Development	Other	Total
Revenues for the three months ended September 30, 2015	$121,435	$34,459	$68,626	$224,520	$32,955	$6,945	$264,420
Increase (decrease) due to:
Comparable portfolio	(683)	(224)	1,325	418	—	—	418
Non-comparable properties (1)	—	—	2,829	2,829	(288)	—	2,541
Change in consolidation method due to partial sale or acquisition	—	(9,597)	136	(9,461)	—	—	(9,461)
Recently disposed properties	(2,132)	(4,683)	—	(6,815)	—	(6,945)	(13,760)
Land sales	—	—	(611)	(611)	(12,599)	—	(13,210)
Other	(1,833)	541	1,865	573	6,009	—	6,582
Revenues for the three months ended September 30, 2016	$116,787	$20,496	$74,170	$211,453	$26,077	$—	$237,530

	Office	Retail	Apartments	Total Operations	Development	Corporate	Other	Total
Operating expenses for the three months ended September 30, 2015	$50,532	$21,711	$35,912	$108,155	$25,481	$20,436	$1,938	$156,010
Increase (decrease) due to:
Comparable portfolio	2,058	405	337	2,800	—	—	—	2,800
Non-comparable properties (1)	—	—	328	328	352	—	—	680
Change in consolidation method due to partial sale or acquisition	—	(3,972)	(33)	(4,005)	—	—	—	(4,005)
Recently disposed properties	(915)	(3,843)	—	(4,758)	(91)	—	(1,938)	(6,787)
Land cost of sales	—	—	(90)	(90)	(5,951)	—	—	(6,041)
REIT conversion, reorganization costs and termination benefits	—	—	—	—	—	(1,423)	—	(1,423)
Development, management, corporate and other	(3,189)	511	(3,039)	(5,717)	(434)	6,996	—	845
Operating expenses for the three months ended September 30, 2016	$48,486	$14,812	$33,415	$96,713	$19,357	$26,009	$—	$142,079

	Office	Retail	Apartments	Total Operations	Development	Corporate	Other	Total
Equity in earnings (loss) for the three months ended September 30, 2015	$1,290	$20,515	$8,682	$30,487	$1,731	$(24,753)	$245	$7,710
Increase (decrease) due to:
Comparable portfolio	485	(72)	307	720	—	—	—	720
Non-comparable properties (1)	—	—	415	415	66	—	—	481
Recently disposed equity method properties	—	(372)	—	(372)	—	—	(245)	(617)
Change in consolidation method due to partial sale or acquisition	—	619	—	619	—	—	—	619
Land	—	—	—	—	(350)	—	—	(350)
Subsidized senior housing	—	—	(325)	(325)	—	—	—	(325)
Other	510	(548)	374	336	(2,228)	87	—	(1,805)
Equity in earnings (loss) for the three months ended September 30, 2016	$2,285	$20,142	$9,453	$31,880	$(781)	$(24,666)	$—	$6,433

(1)
The following table presents the increases (decreases) in revenues, operating expenses and equity in earnings (loss) for properties in lease-up or recently stabilized but not comparable and other consolidated non-comparable properties:

		Three Months Ended September 30, 2016 vs. 2015
Property	Quarter Opened	Revenues	Operating Expenses	Equity in Earnings (Loss)
Operations
Apartments:
Properties recently stabilized:
3700M	Q3-14	$—	$—	$285
Radian	Q2-14	—	—	130
The Yards - Twelve12	Q2-14	2,104	24	—
Winchester Lofts	Q4-14	667	322	—
Non-comparable property:
500 Sterling Place (1)		58	(18)	—
Total Apartments		$2,829	$328	$415

Development
Properties in lease-up:
1812 Ashland Ave	Q2-16	$1,604	$266	$—
300 Massachusetts Ave	Q1-16	—	—	1,136
Aster Town Center North	Q4-15/Q1-16	605	221	—
Blossom Plaza	Q2-16	241	599	—
Kapolei Lofts	Q3-15/Q3-16	1,360	327	—
The Yards - Arris	Q1-16	1,034	1,081	—
Non-comparable property:
Ballston Quarter (2)		(2,452)	(1,318)	(617)
Transfers from development (2015) to operations (2016):
3700M	Q3-14	—	—	(165)
Radian	Q2-14	—	—	(288)
The Yards - Twelve12	Q2-14	(2,233)	(377)	—
Winchester Lofts	Q4-14	(447)	(447)	—
Total Development		$(288)	$352	$66

(1)	500 Sterling Place, an apartment community in Brooklyn, New York, was acquired (Q1-2015) and is classified as a non-comparable property.

(2)
Effective April 1, 2016, Ballston Quarter, a regional mall in Arlington, Virginia, changed from the full consolidation method of accounting to the equity method of accounting. The decreases in revenues, operating expenses and interest expense relate to the period prior to the consolidation change while the change in equity in earnings relates to the period subsequent. Ballston Quarter is classified as a non-comparable property due to its upcoming planned redevelopment project.

Office - Quarterly Comparison
The decreases in revenues and operating expenses related to recent disposals are due to our ongoing strategy to sell operating assets in non-core markets. The decrease in operating expenses is primarily due to reduced overhead costs as a result of our recent reorganization, as well as the centralization of certain functions now performed at Corporate and reported as Corporate expenses.
Retail - Quarterly Comparison
The decreases in revenues and operating expenses along with the increase in equity in earnings related to the change in consolidation method are due to the change from full consolidation to equity method accounting upon the formation of a joint venture with an outside partner for Westchester’s Ridge Hill (Q1-2016). The decreases in revenues and operating expenses related to recent disposals are due to our ongoing strategy to sell operating assets in non-core markets.
Apartments - Quarterly Comparison
The decrease in operating expenses is primarily due to reduced overhead costs as a result of our recent reorganization, as well as the centralization of certain functions now performed at Corporate and reported as Corporate expenses.
Development - Quarterly Comparison
The increase in other revenues relates to a $5,500,000 development fee related to the redevelopment project of Ballston Quarter, recognized upon achievement of certain milestones on the project.

Corporate - Quarterly Comparison
The decrease in REIT conversion, reorganization costs and termination benefits is a result of the transactional nature of these project costs. The increase in other operating expenses is primarily due to outside consulting costs and increased general and administrative costs as a result of certain functions being centralized as a result of the recent reorganization and now reported as Corporate expenses that were previously recorded in the Office, Retail, Apartments and Development segments. The equity in earnings (loss) reported in the Corporate segment relates solely to interest expense on our equity method investments, as all interest expense is reported in the Corporate segment.
Other - Quarterly Comparison
The fluctuations in revenues, operating expenses and equity in earnings related to recent disposals are due to the sale of our interests in entities that develop and manage military family housing (Q1-2016).

Segment Operating Results - Year-to-Date Comparison
The following tables present revenues, operating expenses and equity in earnings by segment for the nine months ended September 30, 2016 compared with the nine months ended September 30, 2015. Other results of operations are discussed on a consolidated basis. All amounts in the following tables are presented in thousands.

	Office	Retail	Apartments	Total Operations	Development	Other	Total
Revenues for the nine months ended September 30, 2015	$310,474	$101,988	$197,129	$609,591	$72,086	$23,724	$705,401
Increase (decrease) due to:
Comparable portfolio	553	558	7,265	8,376	—	—	8,376
Non-comparable properties (1)	—	—	8,448	8,448	(4,987)	—	3,461
Change in consolidation method due to partial sale or acquisition	49,236	(24,786)	3,549	27,999	—	—	27,999
Recently disposed properties	(6,515)	(11,060)	—	(17,575)	—	(20,206)	(37,781)
Land sales	—	—	(611)	(611)	(24,499)	—	(25,110)
Other	(788)	(5,078)	3,431	(2,435)	9,845	—	7,410
Revenues for the nine months ended September 30, 2016	$352,960	$61,622	$219,211	$633,793	$52,445	$3,518	$689,756

	Office	Retail	Apartments	Total Operations	Development	Corporate	Other	Total
Operating expenses for the nine months ended September 30, 2015	$135,924	$67,606	$104,629	$308,159	$66,952	$64,273	$6,289	$445,673
Increase (decrease) due to:
Comparable portfolio	(2,539)	(85)	190	(2,434)	—	—	—	(2,434)
Non-comparable properties (1)	—	—	2,476	2,476	(351)	—	—	2,125
Change in consolidation method due to partial sale or acquisition	13,591	(12,255)	2,127	3,463	—	—	—	3,463
Recently disposed properties	(2,570)	(8,430)	—	(11,000)	(1,152)	—	(3,559)	(15,711)
Land cost of sales	—	—	(136)	(136)	(10,436)	—	—	(10,572)
REIT conversion, reorganization costs and termination benefits	—	—	—	—	—	(3,005)	—	(3,005)
Development, management, corporate and other	(1,571)	(5,959)	(6,959)	(14,489)	1,567	13,004	—	82
Operating expenses for the nine months ended September 30, 2016	$142,835	$40,877	$102,327	$286,039	$56,580	$74,272	$2,730	$419,621

	Office	Retail	Apartments	Total Operations	Development	Corporate	Other	Total
Equity in earnings (loss) for the nine months ended September 30, 2015	$11,775	$62,530	$18,304	$92,609	$1,537	$(77,338)	$1,533	$18,341
Increase (decrease) due to:
Comparable portfolio	1,058	28	575	1,661	—	—	—	1,661
Non-comparable properties (1)	—	—	1,212	1,212	2,180	—	—	3,392
Recently disposed equity method properties	—	(409)	—	(409)	—	—	(1,211)	(1,620)
Change in consolidation method due to partial sale or acquisition	(8,353)	1,566	(1,369)	(8,156)	—	—	—	(8,156)
Land	—	—	—	—	872	—	—	872
Subsidized senior housing	—	—	116	116	—	—	—	116
Other	1,468	(641)	11,441	12,268	(2,294)	940	—	10,914
Equity in earnings (loss) for the nine months ended September 30, 2016	$5,948	$63,074	$30,279	$99,301	$2,295	$(76,398)	$322	$25,520

(1)
The following table presents the increases (decreases) in revenues, operating expenses and equity in earnings (loss) for properties in lease-up or recently stabilized but not comparable and other consolidated non-comparable properties:

		Nine Months Ended September 30, 2016 vs. 2015
Property	Quarter Opened	Revenues	Operating Expenses	Equity in Earnings (Loss)
Operations
Apartments:
Properties recently stabilized:
3700M	Q3-14	$—	$—	$372
Radian	Q2-14	—	—	840
The Yards - Twelve12	Q2-14	6,398	1,880	—
Winchester Lofts	Q4-14	2,077	936	—
Non-comparable property:
500 Sterling Place (1)		(27)	(340)	—
Total Apartments		$8,448	$2,476	$1,212

Development
Properties in lease-up:
1812 Ashland Ave	Q2-16	$1,354	$269	$—
300 Massachusetts Ave	Q1-16	—	—	2,911
Aster Town Center North	Q4-15/Q1-16	1,262	624	—
Blossom Plaza	Q2-16	255	1,007	—
Kapolei Lofts	Q3-15/Q3-16	3,144	478	—
The Yards - Arris	Q1-16	1,377	2,811	—
Non-comparable property:
Ballston Quarter (2)		(5,704)	(2,857)	(825)
Transfers from development (2015) to operations (2016):
3700M	Q3-14	—	—	154
Radian	Q2-14	—	—	(60)
The Yards - Twelve12	Q2-14	(5,980)	(1,436)	—
Winchester Lofts	Q4-14	(695)	(1,247)	—
Total Development		$(4,987)	$(351)	$2,180

1)	500 Sterling Place, an apartment community in Brooklyn, New York, was acquired (Q1-2015) and is classified as a non-comparable property.

2)
Effective April 1, 2016, Ballston Quarter, a regional mall in Arlington, Virginia, changed from the full consolidation method of accounting to the equity method of accounting. The decreases in revenues, operating expenses and interest expense relate to the period prior to the consolidation change while the change in equity in earnings relates to the period subsequent. Ballston Quarter is classified as a non-comparable property due to its upcoming planned redevelopment project.

Office - Year-to-Date Comparison
The increases in revenues and operating expenses along with the decrease in equity in earnings related to the change in consolidation method are due to the change from equity method to full consolidation method of accounting for the MIT Assets (Q2-2015) upon the acquisition of our partner’s equity interests in those properties. The decreases in revenues and operating expenses related to recent disposals are due to our ongoing strategy to sell operating assets in non-core markets. The decrease in operating expenses is primarily due to reduced overhead costs as a result of our recent reorganization, as well as the centralization of certain functions now performed at Corporate and reported as Corporate expenses.
Retail - Year-to-Date Comparison
The decreases in revenues and operating expenses along with the increase in equity in earnings related to the change in consolidation method are due to the change from full consolidation to equity method accounting upon the formation of a joint venture with an outside partner for Westchester’s Ridge Hill (Q1-2016). The decreases in revenues and operating expenses related to recent disposals are due to our ongoing strategy to sell operating assets in non-core markets. The decrease in operating expenses is primarily due to reduced overhead costs as a result of our recent reorganization, as well as the centralization of certain functions now performed at Corporate and reported as Corporate expenses.
Apartments - Year-to-Date Comparison
The increases in revenues and operating expenses and decrease in equity in earnings related to the change in consolidation method are due to the change from equity method to full consolidation method of accounting for three operating apartment communities located in Northeast Ohio (Q2-2015) upon the acquisition of our partner’s 50% equity interests. The increase in equity in earnings for other is primarily related to a $10,191,000 write-off of abandoned development projects of unconsolidated entities that occurred in 2015 with no such charge in 2016. The decrease in operating expenses is primarily due to reduced overhead costs as a result of our recent reorganization, as well as the centralization of certain functions now performed at Corporate and reported as Corporate expenses.
Development - Year-to-Date Comparison
The increase in other revenues relates to a $5,500,000 development fee related to the redevelopment project of Ballston Quarter, recognized upon achievement of certain milestones on the project.
Corporate - Year-to-Date Comparison
The decrease in REIT conversion, reorganization costs and termination benefits is a result of the transactional nature of these project costs. The increase in other operating expenses is primarily due to outside consulting costs and increased general and administrative costs as a result of certain functions being centralized as a result of the recent reorganization and now reported as Corporate expenses that were previously recorded in the Office, Retail, Apartments and Development segments. The equity in earnings (loss) reported in the Corporate segment relates solely to interest expense on our equity method investments, as all interest expense is reported in the Corporate segment.
Other - Year-to-Date Comparison
The fluctuations in revenues, operating expenses and equity in earnings related to recent disposals are due to the sale of our interests in entities that develop and manage military family housing (Q1-2016).

Depreciation and Amortization
Depreciation and amortization expense was $62,892,000 and $188,521,000 for the three and nine months ended September 30, 2016, respectively, and $71,155,000 and $180,379,000 for the three and nine months ended September 30, 2015, respectively. The decrease for the three months ended September 30, 2016 compared with the same period in the prior year is primarily attributable to the change from full consolidation to equity method accounting upon the formation of a joint venture with an outside partner for Westchester’s Ridge Hill (Q1-2016). The increase for the nine months ended September 30, 2016 compared with the same period in the prior year is primarily attributable to the change from equity method accounting to full consolidation for the MIT Assets (Q2-2015) partially offset by the change from full consolidation to equity method accounting upon the formation of a joint venture with an outside partner for Westchester’s Ridge Hill (Q1-2016).
Write-Offs of Abandoned Development Projects
See Note L – Write-Offs of Abandoned Development Projects in the Notes to Consolidated Financial Statements in Item 1 of this Form 10‑Q for detailed information.

Impairment of Real Estate and Impairment of Unconsolidated Entities
Impairment of Real Estate
The following table summarizes our impairment of real estate included in continuing operations:

		Three Months Ended September 30,		Nine Months Ended September 30,
		2016	2015	2016	2015
		(in thousands)
Regional Malls:
Shops at Northfield Stapleton	Denver, Colorado	$68,821	$—	$68,821	$—
Boulevard Mall	Amherst, New York	52,510	—	52,510	—
Shops at Wiregrass	Tampa, Florida	—	—	12,464	—
Westchester's Ridge Hill	Yonkers, New York	—	372,587	—	372,587
Office Buildings:
Post Office Plaza	Cleveland, Ohio	11,800	—	11,800	—
Illinois Science and Technology Park	Skokie, Illinois	7,900	26,246	7,900	26,246
Land inventory	Las Vegas, Nevada	1,230	16,307	1,230	16,307
Other		—	10,323	2,100	10,323
Total		$142,261	$425,463	$156,825	$425,463
During the three months ended September 30, 2016, our Board of Directors authorized a process to review strategic alternatives for our retail portfolio. We have begun discussions with certain strategic partners and other potential buyers for several of our retail assets. In connection with this review and discussions to date, we have updated our impairment analysis on our retail assets, including increasing the likelihood of near-term sales. As a result, the estimated probability weighted undiscounted cash flows no longer exceeded the carrying value of the Shops at Northfield Stapleton and Boulevard Mall, requiring us to adjust the carrying value to their estimated fair value during the three months ended September 30, 2016. We have not entered into any agreements, and can not ensure a transaction can or will be consummated and therefore, such assets continue to be classified as held in use.
During the three months ended September 30, 2015, we decided to pursue the partial sale, through a joint venture, of Westchester's Ridge Hill. At September 30, 2015, discussions with a potential joint venture partner were ongoing and remained subject to further negotiation and applicable due diligence periods. The advanced status of the discussions triggered management to update the undiscounted cash flow analysis including the probability weighted estimated holding period. As a result, the estimated probability weighted undiscounted cash flows no longer exceeded the carrying value, requiring us to adjust the carrying value to its estimated fair value during the three months ended September 30, 2015. We closed on the disposition of 51% of our equity interest in January 2016. See Note S – Net Gain on Disposition of Full or Partial Interest in Rental Properties, Net of Tax in the Notes to Consolidated Financial Statements in Item 1 of this Form 10‑Q for detailed information on the transaction.
Impairment of Unconsolidated Entities
The following table summarizes our impairment of unconsolidated entities:

		Three Months Ended September 30,		Nine Months Ended September 30,
		2016	2015	2016	2015
		(in thousands)
Pacific Park Brooklyn	Brooklyn, New York	$299,300	$—	$299,300	$—
Other		7,100	1,384	7,100	1,384
Total		$306,400	$1,384	$306,400	$1,384
Pacific Park Brooklyn is a 22 acre mixed-use project in Brooklyn, New York. On June 30, 2014, we entered into a joint venture with Greenland Atlantic Yards, LLC, a subsidiary of Shanghai-based Greenland Holding Group Company Limited (“Greenland”) to develop the project. Under the joint venture, Greenland acquired 70% of the project and agreed to co-develop the project with us, along with sharing in the entire project costs going forward in proportion to ownership interests. The joint venture was formed to execute on the remaining development rights, including the infrastructure and vertical construction of the residential units, but excluded Barclay’s Center and 461 Dean Street apartment community. Consistent with the approved master plan, the joint venture agreed to develop the remaining portion of Phase I and all of Phase II of the project, including the permanent rail yard. At the time of closing, the remaining portion of Phase I included seven buildings, totaling approximately 3.1 million square feet. Phase II consists of seven buildings totaling approximately 3.3 million square feet and further obligations to complete significant additional infrastructure improvements including a platform over the permanent rail yard.

Upon closing of the partial sale on June 30, 2014, it was determined we were not the primary beneficiary of the joint venture and the entity was deconsolidated and subsequently accounted for under the equity method of accounting. The transaction resulted in net cash proceeds of $208,275,000. The basis of the investment at the time approximated fair value as supported by the sales price and underlying discounted cash flow model used by both parties to underwrite the transaction. Due to the nature of the project in terms of size, duration and complexity, the underlying discounted cash flow model included many estimates and assumptions of future events. Key estimates in the discounted cash flow model include horizontal infrastructure costs including, among other things, estimates of completing the permanent rail yard and the platform over the rail yard, rent growth in the rental buildings and sales prices for condo buildings, trade costs for vertical construction, timing of starting vertical construction and opening buildings, terminal cap rates and the underlying discount rate.
The joint venture broke ground on the first affordable apartment community, 535 Carlton, in December, 2014. In mid-2015, the joint venture commenced construction on two more buildings, 38 Sixth Avenue, an affordable apartment building, and 550 Vanderbilt, a condominium building. From the formation of the joint venture in June 2014 through the quarter ended June 30, 2016, we reviewed the estimates and assumptions in the discounted cash flow model and updated them as necessary.
During the three months ended September 30, 2016, it became evident the occupancy and rental rate declines in the Brooklyn market was determined not to be temporary as a result of an increased supply of new rental product amplified by the sun-setting and the uncertainty around the 421 A real estate tax abatement program. Over the last quarter, the condominium market in New York has also softened, causing the projected sale schedule for 550 Vanderbilt to be adjusted accordingly. Separately, the construction costs across the New York market continue to trend upward, resulting in increases in the estimated trade costs for certain infrastructure as well as vertical construction. In addition, the expiration of and the continued uncertainty related to the availability of the 421 A real estate tax abatement program puts further stress on anticipated returns. As a result, during the three months ended September 30, 2016, as part of our formal strategic plan update, a decision was made to revise the overall project schedule for Pacific Park Brooklyn. Accordingly, we updated the discounted cash flow model to reflect the updated timing of the project schedule as well as the revenue, expense and cost assumptions. Based on the above, the estimated fair value of the investment no longer exceeded the carrying value. As a result, we recorded an other-than-temporary impairment of $299,300,000 during the three months ended September 30, 2016. The remaining basis in the investment (net of estimated future funding obligations) is not material.
See Note M – Impairment of Real Estate and Impairment of Unconsolidated Entities in the Notes to Consolidated Financial Statements in Item 1 of this Form 10‑Q for detailed information on other impairments.
Interest and Other Income
Interest and other income was $11,980,000 and $32,665,000 for the three and nine months ended September 30, 2016, respectively, and $8,995,000 and $27,977,000 for the three and nine months ended September 30, 2015, respectively. The net increase for the three and nine months ended September 30, 2016 compared with the three and nine months ended September 30, 2015 is primarily related to interest income on notes receivable related to the Nets and Barclays Center sales, partially offset by decreased income recognition on the allocation of state and federal historic preservation, low income housing and new market tax credits.
Gains on Change in Control of Interests
See Note N – Gains on Change in Control of Interests in the Notes to Consolidated Financial Statements in Item 1 of this Form 10‑Q for detailed information.
Interest Expense
The following table presents interest expense for the three months ended September 30, 2016 compared with the three months ended September 30, 2015. All amounts are presented in thousands.

Interest expense for the three months ended September 30, 2015	$39,592
Increase (decrease) due to:
Comparable portfolio	621
Non-comparable properties	1,819
Change in consolidation method due to partial sale or acquisition	(3,896)
Recently disposed properties	(208)
Capitalized interest	(23)
Mark-to-market adjustments on non-designated swaps	(1,219)
Corporate recourse debt	(2,271)
Other	(355)
Interest expense for the three months ended September 30, 2016	$34,060

The decrease in interest expense related to the change in consolidation method is due to the change from full consolidation to equity method accounting upon the formation of a joint venture with an outside partner in Westchester’s Ridge Hill (Q1-2016). The decrease in corporate recourse debt interest expense is due to the separate, privately negotiated exchanges of a portion of our Senior Notes due 2016, 2018 and 2020 for either shares of Class A common stock, cash payments or a combination of both during 2015 and the first quarter of 2016.
The following table presents interest expense for the nine months ended September 30, 2016 compared with the nine months ended September 30, 2015. All amounts are presented in thousands.

Interest expense for the nine months ended September 30, 2015	$119,685
Increase (decrease) due to:
Comparable portfolio	(4,964)
Non-comparable properties	2,943
Change in consolidation method due to partial sale or acquisition	(3,341)
Recently disposed properties	(429)
Capitalized interest	(7,391)
Mark-to-market adjustments on non-designated swaps	6,366
Corporate recourse debt	(10,823)
Other	(916)
Interest expense for the nine months ended September 30, 2016	$101,130
The decrease in interest expense for the comparable portfolio is primarily due to the paydown of the nonrecourse mortgage note for One MetroTech Center (Q2-2015). The decrease in interest expense related to capitalized interest is due to the increased number of projects under construction and development as we increased our construction pipeline. The decrease in corporate recourse debt interest expense is due to the separate, privately negotiated exchanges of a portion of our Senior Notes due 2016, 2018 and 2020 for either shares of Class A common stock, cash payments or a combination of both during 2015 and the first quarter of 2016.
Amortization of Mortgage Procurement Costs
Amortization of mortgage procurement costs was $1,314,000 and $4,395,000 for the three and nine months ended September 30, 2016, respectively, and $1,793,000 and $5,756,000 for the three and nine months ended September 30, 2015, respectively. The decrease from the prior periods is primarily due to our ongoing deleveraging strategy.
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
Net Gain on Disposition of Full or Partial Interest in Rental Properties, Net of Tax
See Note S – Net Gain on Disposition of Full or Partial Interest in Rental Properties, Net of Tax in the Notes to Consolidated Financial Statements in Item 1 of this Form 10‑Q for detailed information.
Discontinued Operations
See Note T – Assets and Liabilities Held for Sale and Discontinued Operations in the Notes to Consolidated Financial Statements in Item 1 of this Form 10-Q for detailed information.

Net Loss Attributable to Forest City Realty Trust, Inc.- Quarterly Comparison
Net loss attributable to Forest City Realty Trust, Inc. for the three months ended September 30, 2016 was $(430,861,000) versus net loss of $(302,219,000) for the three months ended September 30, 2015. The variance to the prior year period is primarily attributable to the following fluctuations, which are pre-tax, include unconsolidated investment activity and are net of noncontrolling interests:
Asset Dispositions - $(11,440,000)

•	$(14,856,000) related to a combined fluctuation in revenues and operating expenses at properties in which we disposed of our full or partial interest during 2016 and 2015;

•	$11,312,000 related to increased gains on disposition of full or partial interest in rental properties and unconsolidated investments in 2016 compared to 2015; and

•	$(7,896,000) related to decreased land sales in 2016 compared with 2015, primarily at our Stapleton project.
Financing Transactions - $34,627,000

•
$23,018,000 related to decreased losses on extinguishment of debt in 2016 compared with 2015 primarily due to separate, privately negotiated exchange transactions involving a portion of our Senior Notes due 2016, 2018 and 2020 in 2015;

•
$10,202,000 primarily related to a decrease in interest expense on corporate debt due to separate, privately negotiated exchange transactions involving certain of our Senior Notes due 2016, 2018 and 2020 in 2016 and 2015; and

•	$1,407,000 related to the change in fair market value of certain derivatives not qualifying for hedge accounting between the comparable periods, which was marked to market through interest expense.
Non-Cash Transactions - $(18,901,000)

•	$(21,814,000) related to increased impairment of real estate in 2016 compared to 2015;

•
$12,971,000 related to a decrease in depreciation and amortization expense in 2016 compared with 2015 primarily due to the disposition of our full interest in Barclays Center, and the disposition of our partial interest in Westchester’s Ridge Hill in 2016; and

•	$(10,058,000) related to increased write-offs of abandoned development projects in 2016 compared to 2015.
Operations - $48,972,000

•	$36,842,000 related to a decrease in our equity in loss of the Nets (sold in January 2016);

•	$7,013,000 related to an increase in other management and service income in 2016 compared to 2015;

•	$3,303,000 related to an increase in interest and other income primarily from interest income on notes receivable related to the Nets and Barclays Center sales;

•
$2,940,000 related to a combined fluctuation in revenues and operating expenses for Operations and Development properties in lease-up or recently stabilized but not comparable and other non-comparable properties at September 30, 2016;

•	$(2,549,000) related to a combined fluctuation in revenues and operating expenses in our comparable portfolio in 2016 compared to 2015; and

•	$1,423,000 related to lower REIT conversion, reorganization costs and termination benefits in 2016 compared with 2015.
Income Taxes

•
$(180,171,000) due to increased income tax expense in 2016 compared with 2015. As we are operating as a REIT in 2016, the majority of our operations, other than those in our TRS, will not be subject to federal income tax. As a result, 2016 tax expense is not directly comparable to 2015 due to our change in taxpayer status.

Net Loss Attributable to Forest City Realty Trust, Inc. - Year-to-Date Comparison
Net loss attributable to Forest City Realty Trust, Inc. for the nine months ended September 30, 2016 was $(160,227,000) versus net loss of $(52,672,000) for the nine months ended September 30, 2015. The variance to the prior year period is primarily attributable to the following fluctuations, which are pre-tax, include unconsolidated investment activity and are net of noncontrolling interests:
Asset Dispositions - $321,875,000

•	$240,023,000 related to increased gains on disposition of full or partial interest in rental properties and unconsolidated investments in 2016 compared to 2015;

•	$136,687,000 related to the net gain on disposition of the development site 625 Fulton Avenue in 2016;

•	$(41,259,000) related to a combined fluctuation in revenues and operating expenses at properties in which we disposed of our full or partial interest during 2016 and 2015; and

•	$(13,576,000) related to decreased land sales in 2016 compared with 2015, primarily at our Stapleton project.
Financing Transactions - $66,219,000

•
$33,077,000 primarily related to a decrease in interest expense on corporate debt due to separate, privately negotiated exchange transactions involving certain of our Senior Notes due 2016, 2018 and 2020 in 2016 and 2015;

•
$32,037,000 related to decreased losses on extinguishment of debt compared with 2015 primarily due to separate, privately negotiated exchange transactions involving a portion of our Senior Notes due 2016, 2018 and 2020 in 2016 and 2015;

•
$7,391,000 related to a decrease in interest expense in 2016 compared with 2015 due to increased capitalized interest on projects under construction and development as we increased our construction pipeline; and

•	$(6,286,000) related to the change in fair market value of certain derivatives not qualifying for hedge accounting between the comparable periods, which was marked to market through interest expense.
Non-Cash Transactions - $(510,537,000)

•
$(487,684,000) related to gains on change in control of interest from the June 2015 acquisition of our partner’s 49% equity ownership interest in the MIT Assets, and the April 2015 acquisition of our partner’s 50% ownership interest in three operating apartment communities (Cherry Tree, Chestnut Lake and Stratford Crossing);

•	$(36,378,000) related to increased impairment of real estate in 2016 compared to 2015;

•
$7,614,000 related to a decrease in depreciation and amortization expense in 2016 compared with 2015 primarily due to the disposition of our full interest in entities that develop and manage military family housing, Avenue at Tower City Center and Barclays Center, the disposition of our partial interest in Westchester’s Ridge Hill in 2016 and the disposition of our full interest in Skylight Office Tower in Q3 2015. This decrease was partially offset by recently opened properties and the change from equity method of accounting to full consolidation method upon the acquisition of our partner’s interest in the MIT Assets and three operating apartment communities in Q2 2015; and

•	$5,911,000 related to decreased write-offs of abandoned development projects in 2016 compared to 2015, including $10,191,000 related to unconsolidated entities.
Operations - $96,491,000

•	$38,434,000 related to a decrease in our equity in loss of the Nets (sold in January 2016);

•	$24,222,000 related to a combined fluctuation in revenues and operating expenses at properties in which we recently acquired our partners’ interest;

•	$10,510,000 related to a combined fluctuation in revenues and operating expenses in our comparable portfolio in 2016 compared to 2015;

•	$8,442,000 related an increase in other management and service income in 2016 compared to 2015;

•
$6,616,000 related to a combined fluctuation in revenues and operating expenses for Operations and Development properties in lease-up or recently stabilized but not comparable and other non-comparable properties at September 30, 2016;

•	$5,262,000 related to an increase in interest and other income primarily from interest income on notes receivable related to the Nets and Barclays Center sales; and

•	$3,005,000 related to lower REIT conversion, reorganization costs and termination benefits in 2016 compared with 2015.

Income Taxes

•
$(80,140,000) due to increased income tax expense primarily due to gains on sale of assets owned by our TRS in 2016. The tax expense in 2016 is primarily non-cash as it largely relates to the utilization of the deferred tax asset to offset the taxable gain on the various sales. As we are operating as a REIT in 2016, the majority of our operations, other than those in our TRS, will not be subject to federal income tax. As a result, 2016 tax expense is not directly comparable to 2015 due to our change in taxpayer status.

Projects Under Construction
September 30, 2016

In addition to the growth in our operating portfolio through driving improved NOI at our existing properties, we have used development as a primary source of growth in our real estate operations. The following tables summarize projects currently under construction as of September 30, 2016 and properties we have opened during the nine months ended September 30, 2016.

		Anticipated
		Opening	Legal	Consolidated (C)	Cost at	Cost Incurred to Date (b)		No. of		Lease %
	Location	Date	Ownership %	Unconsolidated (U)	Completion (a)	Consolidated	Unconsolidated	Units	GLA	(c)
Projects Under Construction
Apartments:
Arizona State Retirement System Joint Venture:
NorthxNorthwest (Museum Towers II)	Philadelphia, PA	Q4-16	25%	C	$114.4	$104.0	$0.0	286	—
Eliot on 4th	Washington, D.C.	Q1-17	25%	C	142.9	87.1	0.0	365	5,000
Broadway and Hill	Los Angeles, CA	Q3-17	25%	C	140.1	97.5	0.0	391	15,000
West Village II	Dallas, TX	Q1-18/Q2-18	25%	C	121.2	31.4	0.0	389	4,250
					$518.6	$320.0	$0.0	1,431	24,250
Greenland Joint Venture (d):
535 Carlton	Brooklyn, NY	Q4-16/Q4-17	30%	U	$168.1	$0.0	$125.1	298	—
550 Vanderbilt (condominiums)	Brooklyn, NY	Q1-17/Q3-17	30%	U	362.7	0.0	275.1	278	7,000
38 Sixth Ave	Brooklyn, NY	Q2-17/Q2-18	30%	U	202.7	0.0	108.3	303	28,000
Pacific Park - Parking (e)	Brooklyn, NY	Q4-16/Q1-18	30%	U	46.2	0.0	32.3	—	—
					779.7	0.0	540.8	879	35,000
Town Center Wrap	Denver, CO	Q2-17/Q4-17	95%	C	93.1	27.3	0.0	399	7,000
Hudson Exchange	Jersey City, NJ	Q1-18	50%	U	214.1	0.0	113.4	421	9,000
					$1,605.5	$347.3	$654.2	3,130	75,250
Office:
The Bridge at Cornell Tech	Roosevelt Island, NY	Q2-17	100%	C	164.1	98.5	0.0	—	235,000	39%
Total Projects Under Construction					$1,769.6	$445.8	$654.2
See footnotes on the following page.

Property Openings
September 30, 2016

	Location	Date Opened	Legal Ownership %	Consolidated (C) Unconsolidated (U)	Cost at Completion (a)	No. of Units	GLA	Lease % (c)
					(in millions)
2016 Property Openings
Apartments:
461 Dean Street (f)	Brooklyn, NY	Q3-16/Q4-16	100%	C	$195.6	363	4,000	3%
The Bixby (f)	Washington, D.C.	Q3-16/Q4-16	25%	U	53.8	195	—	6%
Kapolei Lofts (g)	Kapolei, HI	Q3-15/Q3-16	100%	C	164.3	499	—	60%
Arizona State Retirement System Joint Venture:
Blossom Plaza	Los Angeles, CA	Q2-16	25%	C	$104.1	237	19,000	60%
The Yards - Arris	Washington, D.C.	Q1-16	25%	C	143.2	327	20,000	72%
					$247.3	564	39,000

Aster Town Center North	Denver, CO	Q4-15/Q1-16	90%	C	23.4	135	—	90%
					$684.4	1,756	43,000
Office:
1812 Ashland Ave	Baltimore, MD	Q2-16	85%	C	$61.2	—	164,000	72%
300 Massachusetts Ave	Cambridge, MA	Q1-16	50%	U	175.6	—	246,000	100%
					$236.8	—	410,000
Total Property Openings					$921.2

(a)	Represents estimated project costs to achieve stabilization. Amounts exclude capitalized interest not allocated to the underlying joint venture.

(b)	Represents total capitalized project costs incurred to date, including all capitalized interest related to the development project.

(c)	Lease commitments as of October 27, 2016.

(d)
During the three months ended September 30, 2016, the Company recorded an impairment of $299.3 million related to our equity method investment in the Greenland Joint Venture, of which $33.3 million was allocated to the under construction assets listed above. Costs at completion and incurred to date have not been adjusted by the impairment as the amounts represent costs at 100%.

(e)	Expected to include 370 parking spaces.

(f)
As of September 30, 2016, construction is complete. These properties have received partial tenant certificate of occupancy, 160 of 363 for 461 Dean Street and 47 of 195 for The Bixby, as of September 30, 2016. The remainder are expected to be received in Q4-16.

(g)
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

FINANCIAL CONDITION AND LIQUIDITY
Multifamily rental properties continue to perform well throughout the majority of the United States although increased supply is beginning to impact occupancy levels and rental growth in some gateway cities. Other types of commercial real estate are improving to varying degrees depending on product type and geographic market. Access to bank credit and capital remains open with banks and permanent lenders originating new loans for real estate projects. Originations of new loans for commercial mortgage backed securities have slowed recently due to increased market volatility. Lenders continue favoring high quality operating assets in strong markets. While banks continue to originate construction loans for multifamily projects, construction loans for office or retail projects remain difficult to obtain, unless the project has substantial pre-leasing in place or higher than historical equity commitments from the developer.
Source of Funds
Our principal sources of funds are cash provided by operations including land sales, our revolving credit facility, our committed term loan facility (undrawn as of September 30, 2016), nonrecourse mortgage debt and notes payable, dispositions of operating properties or development projects through sales or equity joint ventures, proceeds from the issuance of senior notes, common or preferred equity and other financing arrangements. We have consistently disposed of assets in an effort to recycle capital and reposition our portfolio. Over the last ten years, we have generated cash proceeds from dispositions of full or partial interests in rental properties, development projects and other investments averaging well in excess of $100,000,000 per year. Given the diversity of our portfolio by market and product type, we believe the market for property dispositions will continue to be available. The current market should allow us to continue our historical strategy to recycle capital and reposition the portfolio through asset sales or equity joint ventures.
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
In addition, our capital strategy includes evaluating potential equity joint ventures to provide capital through the sales of partial interests of operating properties or to reduce our equity requirements and development risk on development opportunities. Entering into joint ventures could result in us granting joint control or losing control of the asset and, accordingly, the asset would no longer be consolidated. Upon deconsolidation, our investment balance in the joint venture would be compared to estimated fair value and recorded at the lesser of fair value or book value. Additionally, evaluation for other than temporary impairment on a quarterly basis would be required. This could result in future impairments, some of which could be significant, that would not otherwise be required if the real estate asset remained consolidated.
Strategic Alternatives for our Retail Portfolio
In August 2016, we announced that our Board of Directors has authorized a process to review strategic alternatives for our retail portfolio. We intend to look at a range of options and expect the review process to be concluded by the first quarter of 2017. Assuming we identify and are able to transact on a chosen alternative, or alternatives, our intent would be to dispose of our retail assets in a tax-deferred manner and redeploy the equity from our retail portfolio into apartment and office assets that align with our focus on core markets and urban, mixed-use placemaking projects, including amenity retail. If we are able to execute on the redeployment strategy, we would expect to generate larger than average proceeds from dispositions and more acquisition activity in the next 24-36 months than historical results.
As part of the retail strategy, we have begun discussions with certain strategic partners and other potential buyers for several of the retail assets. As a result, we updated our impairment analysis on our retail assets, which resulted in the recording of a significant impairment charge during the three months ended September 30, 2016 related to two of our consolidated assets. As we continue to review strategic alternatives for our retail portfolio, we may be required to continue to update our undiscounted cash flow impairment analysis of our fully consolidated assets, including our probability weighted estimated holding periods. Changes in these estimates and assumptions may result in future impairments. However, if we are able to execute on our current plan at estimated pricing, we would expect to recognize a significant gain on our retail portfolio. There can be no assurance that any transaction could be consummated in a tax deferred manner, or at all.

Use of Funds
Our principal uses of funds include the financing of our real estate operating and development projects, capital expenditures for our existing operating portfolio, principal and interest payments on our nonrecourse mortgage debt and notes payable, revolving credit facility, term loan facility (when drawn upon) and senior notes, payment of our earnings and profits distribution made in the first quarter of 2016, our quarterly payments of common stock dividends (commencing with our REIT election in 2016) and selective operating asset acquisitions, including joint venture partner acquisitions. As noted in the retail portfolio discussion, if we can execute on tax-deferred sales of our retail assets, we would expect to have an uptick in asset acquisitions compared to our historical activity.
Our capital strategy seeks to isolate the operating and financial risk at the property level to reduce risk on and of our equity capital. We typically do not cross-collateralize our mortgage debt and notes payable outside of a single identifiable project. As such, a majority of our operating and development properties are separately encumbered with nonrecourse mortgage debt or notes payable, which provides protection by allowing the lender to look only to the single asset securing the lender in the event of a default.
As discussed above, a majority of our assets are separately encumbered. Since 2011, our capital strategy has focused on reducing our overall leverage level. During 2015, we began establishing an unencumbered asset pool. We believe this change in financing strategy is consistent with our deleveraging efforts and provides us greater financial flexibility. While our unencumbered asset pool is modest at September 30, 2016, we intend to add unencumbered assets to this pool during 2016 and beyond, as we continue to make progress toward our deleveraging goals.
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
The Nets and Barclays Center - Disposal
In January 2016, we sold our equity interest in the Nets and Barclays Center. Proceeds from the sale were received in a combination of cash and notes receivable. The sales price for our equity interest in Barclays Center was $162,600,000, generating net cash proceeds of $60,924,000 and a note receivable of $92,600,000, which bears interest at 4.50% per annum payable semi-annually and matures in 2019. In addition, the buyer assumed the gross debt that amounted to $457,745,000.
The sales price for our equity interest in the Nets was $125,100,000 payable entirely in the form of a note receivable, which bears interest at 4.50% per annum payable at maturity and matures in 2021.
461 Dean Street
461 Dean Street is an apartment building in Brooklyn, New York adjacent to the Barclays Center at the Pacific Park Brooklyn project. This modular construction project opened during the three months ended September 30, 2016. We had a fixed price contract (the “CM Contract”) with Skanska USA to construct the apartment building. In 2014, Skanska USA ceased construction and we terminated the CM Contract for cause. Each party has filed lawsuits relating primarily to the project’s delays and associated additional completion costs. We continue to vigorously pursue legal action against Skanska USA for damages related to their default of the CM Contract. However, there is no assurance we will be successful in recovering these damages.
Nonrecourse Mortgage Financings
As of September 30, 2016, we had $90,894,000 of nonrecourse mortgage financings with scheduled maturities during the year ending December 31, 2016, of which $9,440,000, represents regularly scheduled amortization payments. Subsequent to September 30, 2016, we have addressed $80,759,000 of these maturities through closed transactions and loan commitments. Although the majority of the the 2016 nonrecourse mortgage maturities have been addressed, if we are unable to negotiate an extension or otherwise refinance the remaining maturities, we could go into default and the lender could commence foreclosure proceedings on the single collateralized asset, which would likely result in a loss of the asset or an impairment which could be significant.
As of September 30, 2016, we had one nonrecourse mortgage greater than five percent of our total nonrecourse mortgage debt and notes payable, net. The mortgage encumbers the New York Times office building, has an outstanding balance of $640,000,000 and matures in September 2017. We intend to use proceeds from the Term Loan Facility, along with additional cash, to address the maturity of this nonrecourse mortgage debt prior to year end.

As of September 30, 2016, our share of nonrecourse mortgage debt and notes payable, net recorded on our unconsolidated subsidiaries amounted to $2,410,756,000, of which $168,500,000 ($4,933,000 represents scheduled principal payments) is scheduled to mature during the year ending December 31, 2016. Subsequent to September 30, 2016, we have addressed $155,131,000 of these maturities through closed transactions and loan commitments. Negotiations are ongoing to address the remaining 2016 maturities, but we cannot give assurance we will obtain these financings on favorable terms or at all.
2016 Liquidity Transactions
During the nine months ended September 30, 2016, we completed the following transactions, which increased liquidity, reduced debt resulting in lower future fixed charges for interest, reduced future development equity requirements and development risk and strengthened our balance sheet.

•
We entered into a Term Loan Credit Agreement which provides for a $335,000,000 senior unsecured term loan credit facility (“Term Loan Facility”). As of September 30, 2016, we have not drawn on the Term Loan Facility. However, we expect to draw on the Term Loan Facility, and with additional cash, address the $640,000,000 nonrecourse mortgage debt of the New York Times office building due in 2017 prior to year end.

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

•
We completed the sale of Avenue at Tower City Center, a specialty retail center in Cleveland, Ohio and related parking facility assets, Terminal Tower and Aperture Center, office buildings in Cleveland, Ohio and Albuquerque, New Mexico, respectively, and five floors of the Johns Hopkins Parking Garage located in Baltimore, Maryland. The sales generated net cash proceeds of $106,800,000. These dispositions are part of our strategy to sell operating assets in non-core markets and non-core operating assets.

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
Subsequent to September 30, 2016, we completed the following transactions.

•
We entered into a new joint venture agreement with outside partners, affiliated entities of QIC. The outside partner invested in and received 49% of our equity interests in Shops at Wiregrass, a formerly wholly owned regional mall in Tampa, Florida and a development opportunity adjacent to the Shops at Wiregrass. We received net cash proceeds of approximately $25,300,000 along with the buyer assuming debt of $40,497,000, representing 49% of the nonrecourse mortgage debt of the property.

•	Completed the sale of Grand Lowry Lofts, an apartment community in Denver, Colorado. The sale generated net cash proceeds of approximately $22,900,000.
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
The following table summarizes cash dividends declared by the Board of Directors on our Class A and Class B common stock (in thousands, except per share data):

Type	Date Declared	Record Date	Payment Date	Amount Per Share	Total Cash Payment
E&P	February 18, 2016	March 4, 2016	March 18, 2016	$0.10	$25,992
Quarterly	February 18, 2016	March 4, 2016	March 18, 2016	$0.06	$15,596
Quarterly	May 17, 2016	June 10, 2016	June 24, 2016	$0.06	$15,623
Quarterly	August 18, 2016	September 2, 2016	September 16, 2016	$0.06	$15,621
			Total		$72,832
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
Financial Covenants
Our revolving credit facility and term loan facility contain certain restrictive financial covenants. A summary of the key financial covenants as defined in the agreement, all of which we are compliant with at September 30, 2016, follows:

	Requirement	As of
Credit Facility Financial Covenants	Per Agreement	September 30, 2016
Maximum Total Leverage Ratio	≤65%	50.96%
Maximum Secured Leverage Ratio	≤55%	51.08%
Maximum Secured Recourse Leverage Ratio	≤15%	0.00%
Maximum Unsecured Leverage Ratio	≤60%	0.00%
Minimum Fixed Charge Coverage Ratio	≥1.50x	1.74	x
Minimum Unencumbered Interest Coverage Ratio	≥1.50x	4.72	x

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
We are actively working to refinance and/or extend the maturities of the nonrecourse debt coming due in the next 24 months. During the nine months ended September 30, 2016, we completed the following financings:

Purpose of Financing	Amount
(in thousands)
Refinancing	$135,000
Construction and development projects	77,000
Loan extensions	5,862
$217,862
Cash Flows
Operating Activities
Net cash provided by operating activities was $190,034,000 and $158,550,000 for the nine months ended September 30, 2016 and 2015, respectively. The net increase in cash provided by operating activities of $31,484,000 is primarily the result of changes in operating assets and liabilities between the comparable periods along with reduced interest payments.

Investing Activities
Net cash provided by (used in) investing activities was $13,847,000 and $(756,673,000) for the nine months ended September 30, 2016 and 2015, respectively, and consisted of the following:

	Nine Months Ended September 30,
	2016	2015
	(in thousands)
Capital expenditures:
Construction and development costs:
461 Dean Street	$(54,620)	$(49,890)
The Bridge at Cornell Tech, an office building under construction in Roosevelt Island, New York	(49,391)	(13,166)
Museum Towers II, an apartment community under construction in Philadelphia, PA	(48,232)	(4,236)
Kapolei Lofts, an apartment community in Kapolei, Hawaii	(42,633)	(29,864)
Broadway and Hill, an apartment community under construction in Los Angeles, California	(28,686)	(4,545)
Eliot on 4th, an apartment community under construction in Washington, D.C.	(26,293)	(14,335)
The Yards - Arris, an apartment community in Washington, D.C.	(20,128)	(44,491)
1812 Ashland Ave., a life-science office building in Baltimore, Maryland	(13,364)	(19,110)
Other	(112,896)	(77,800)
Total construction and development costs (1)	(396,243)	(257,437)
Operating properties:
Office Segment	(6,514)	(15,380)
Retail Segment	(4,156)	(4,636)
Apartment Segment	(9,070)	(9,941)
Corporate Segment	(99)	(19)
Total operating properties	(19,839)	(29,976)
Tenant improvements:
Office Segment	(13,260)	(31,037)
Retail Segment	(4,317)	(3,018)
Total capital expenditures	$(433,659)	$(321,468)
Capital expenditures of assets included in discontinued operations:
Arena	(690)	(17,022)
Acquisition:
Partner’s interest in University Park at MIT	$—	$(386,156)
500 Sterling Place	—	(11,119)
	$—	$(397,275)

Payment of lease procurement costs (2)	(9,218)	(8,063)
Increase in notes receivable	(43,348)	(31,095)
Payments on notes receivable	58,000	20,161
Decrease (increase) in restricted cash used for investing purposes:
Westchester’s Ridge Hill	$4,936	$110
Nine MetroTech Center, an office building in Brooklyn, New York	4,485	(254)
The Yards - Twelve12, an apartment community in Washington, D.C.	3,847	5,045
1812 Ashland Ave	—	14,730
One MetroTech Center, an office building in Brooklyn, New York	—	24,306
The Bridge at Cornell Tech	—	4,000
Stapleton, a mixed-use community in Denver, Colorado	4,509	(5,949)
Other	(4,880)	274
Total decrease in restricted cash used for investing purposes	$12,897	$42,262
Cash held at Arena upon disposition	(28,041)	—
Proceeds from disposition of full or partial interest in rental properties or development project:
Disposition of entities that manage and develop military housing	$208,305	$—
625 Fulton Avenue	93,776	—
Disposition of partial interest in Westchester’s Ridge Hill	75,448	—
Barclay’s Center	60,924	—
Avenue at Tower City Center and Tower City Parking	55,015	—
Terminal Tower	38,027	—
Johns Hopkins Parking Garage	11,186	—
Aperture Center	2,572	—
Skylight Office Tower	—	34,944
Other, primarily release of escrow funds from prior year dispositions	36	1,650
Total proceeds from disposition of full or partial interest in rental properties or development project	$545,289	$36,594

Investing Activities (continued)

	Nine Months Ended September 30,
	2016	2015
	(in thousands)
Change in investments in and advances to unconsolidated entities—(contributions to) or distributions from investment:
Disposition:
Steinway Street Theaters, a specialty retail center in Queens, New York	$14,059	$—
Apartment projects:
Pacific Park Brooklyn joint venture	(66,979)	(41,075)
Hudson Exchange, an apartment community under construction in Jersey City, New Jersey	(20,116)	(16,020)
Liberty Hills, an apartment community in Solon, Ohio, refinancing proceeds	—	4,000
Retail projects:
Westchester’s Ridge Hill, primarily to fund a restricted cash construction escrow account	(14,340)	—
Atlantic Center, a specialty retail center in Brooklyn, New York	(4,383)	—
Regional retail mall joint venture, primarily to fund rehabilitation and expansion projects	(4,078)	(5,591)
Westfield San Francisco Centre, a regional mall in San Francisco, California	—	(5,092)
Office project:
300 Massachusetts Ave, an office building in Cambridge, Massachusetts	12,697	—
The Nets, a National Basketball Association member	(3,883)	(24,900)
Other	(360)	7,911
Total change in investments in and advances to unconsolidated entities	(87,383)	(80,767)
Net cash provided by (used in) investing activities	$13,847	$(756,673)

(1)
We capitalized internal costs related to projects under construction and development of $25,849 and $26,739, including compensation related costs of $22,327 and $23,054, for the nine months ended September 30, 2016 and 2015, respectively. Total capitalized internal costs represent approximately 6.0% and 8.3% of total capital expenditures for the nine months ended September 30, 2016 and 2015, respectively.

(2)
We capitalized internal costs related to leasing activities of $2,602 and $2,952, including compensation related costs of $2,343 and $2,418, for the nine months ended September 30, 2016 and 2015, respectively.

Financing Activities
Net cash (used in) provided by financing activities was $(110,388,000) and $603,054,000 for the nine months ended September 30, 2016 and 2015, respectively. The net increase in cash used in financing activities of $713,442,000 is primarily the result of cash paid for the redemption of a portion of our 2018 and 2020 Senior Notes, dividends paid to shareholders and the acquisitions of noncontrolling interests subsequent to the sale of Barclays Center and the Nets. The use of cash to pay down debt is consistent with our ongoing deleveraging strategy.

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

INFORMATION RELATED TO FORWARD-LOOKING STATEMENTS
This Form 10-Q, together with other statements and information publicly disseminated by us, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements reflect management’s current views with respect to financial results related to future events and are based on assumptions and expectations that may not be realized and are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, financial or otherwise, may differ, perhaps materially, from the results discussed in the forward-looking statements. Risk factors discussed in Item 1A of our Form 10-K for the year ended December 31, 2015 and other factors that might cause differences, some of which could be material, include, but are not limited to, our ability to qualify or to remain qualified as a REIT, our ability to satisfy REIT distribution requirements, the impact of issuing equity, debt or both, and selling assets to satisfy our future distributions required as a REIT or to fund capital expenditures, future growth and expansion initiatives, the impact of the amount and timing of any future distributions, the impact from complying with REIT qualification requirements limiting our flexibility or causing us to forego otherwise attractive opportunities beyond rental real estate operations, the impact of complying with the REIT requirements related to hedging, our lack of experience operating as a REIT, legislative, administrative, regulatory or other actions affecting REITs, including positions taken by the Internal Revenue Service, the possibility that our Board of Directors will unilaterally revoke our REIT election, the possibility that the anticipated benefits of qualifying as a REIT will not be realized, or will not be realized within the expected time period, the impact of current lending and capital market conditions on our liquidity, our ability to finance or refinance projects or repay our debt, the impact of the slow economic recovery on the ownership, development and management of our commercial real estate portfolio, general real estate investment and development risks, litigation risks, vacancies in our properties, risks associated with developing and managing properties in partnership with others, competition, our ability to renew leases or re-lease spaces as leases expire, illiquidity of real estate investments, bankruptcy or defaults of tenants, anchor store consolidations or closings, the impact of terrorist acts and other armed conflicts, our substantial debt leverage and the ability to obtain and service debt, the impact of restrictions imposed by our revolving credit facility, term loan facility and senior debt, exposure to hedging agreements, the level and volatility of interest rates, the continued availability of tax-exempt government financing, our ability to receive payment on the notes receivable issued by Onexim in connection with their purchase of our interests in the Barclays Center and the Nets, the impact of credit rating downgrades, effects of uninsured or underinsured losses, effects of a downgrade or failure of our insurance carriers, environmental liabilities, competing interests of our directors and executive officers, the ability to recruit and retain key personnel, risks associated with the sale of tax credits, downturns in the housing market, the ability to maintain effective internal controls, compliance with governmental regulations, increased legislative and regulatory scrutiny of the financial services industry, changes in federal, state or local tax laws, volatility in the market price of our publicly traded securities, inflation risks, cybersecurity risks, cyber incidents, conflicts of interest, and risks related to our organizational structure including operating through our Operating Partnership and our UPREIT structure, as well as other risks listed from time to time in our SEC filings, including but not limited to, our annual and quarterly reports. We have no obligation to revise or update any forward-looking statements, other than as imposed by law, as a result of future events or new information. Readers are cautioned not to place undue reliance on such forward-looking statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our market risk includes the inability to obtain construction loans, refinance existing construction loans into long-term fixed-rate nonrecourse financing, refinance existing nonrecourse financing at maturity, obtain renewals or replacement of credit enhancement devices, such as letters of credit, or otherwise obtain funds by selling real estate assets or by raising equity. We also have interest-rate exposure on our current variable-rate debt portfolio. During the construction period, we have historically used variable-rate debt to finance developmental projects. At September 30, 2016, our outstanding variable-rate debt, including borrowings under our revolving credit facility and term loan facility, consisted of $1,170,365,000 of taxable debt and $605,630,000 of tax-exempt debt. Upon opening and achieving stabilized operations, we have historically procured long-term fixed-rate financing for our rental properties. If we are unable to procure long-term fixed-rate financing, we would pursue extending maturities with existing lenders. Additionally, we are exposed to interest rate risk upon maturity of our long-term fixed-rate financings. The total weighted average interest rate includes the impact of interest rate swaps, caps and long-term contracts in place as of September 30, 2016.

Interest Rate Exposure
The following table summarizes the composition of nonrecourse debt, net:

September 30, 2016	Operating Properties	Development Projects	Total	Total Weighted Average Rate
	(dollars in thousands)
Fixed Rate	$1,913,639	$54,194	$1,967,833	4.76%
Variable Rate
Taxable	1,096,593	73,772	1,170,365	4.74%
Tax-Exempt	605,630	—	605,630	1.79%
	$3,615,862	$127,966	$3,743,828	4.27%
Total gross commitment from lenders		$502,257
To mitigate short-term variable interest rate risk, we have purchased interest rate hedges for our variable-rate debt as follows:
Taxable (Priced off of LIBOR Index)

	Swaps
	Notional	Average Base
Period Covered	Amount	Rate
	(dollars in thousands)
10/01/16 - 01/01/17	$739,133	5.02%
01/01/17 - 01/01/18	738,914	5.02%
01/01/18 - 05/08/24	97,450	1.87%
Tax-Exempt (Priced off of Securities Industry and Financial Markets Association (“SIFMA”) Index)

	Caps
	Notional	Average Base
Period Covered	Amount	Rate
	(dollars in thousands)
10/01/16 - 01/01/18	$69,518	5.89%
01/01/18 - 03/24/19	8,808	6.96%
The tax-exempt caps generally were purchased in conjunction with lender hedging requirements that require the borrower to protect against significant fluctuations in interest rates. Except for those requirements, we generally do not hedge tax-exempt debt due to its historically low interest rates.
Sensitivity Analysis to Changes in Interest Rates
Including the effect of the protection provided by the interest rate swaps, caps and long-term contracts in place as of September 30, 2016, a 100 basis point increase in taxable interest rates (including properties accounted for under the equity method, corporate debt and the effect of interest rate floors) would increase the annual pre-tax interest cost for the next 12 months of our variable-rate debt by approximately $4,649,000 at September 30, 2016. Although tax-exempt rates generally move in an amount smaller than corresponding changes in taxable interest rates, a 100 basis point increase in tax-exempt rates (including properties accounted for under the equity method) would increase the annual pre-tax interest cost for the next 12 months of our tax-exempt variable-rate debt by approximately $6,326,000 at September 30, 2016. This analysis includes a portion of our taxable and tax-exempt variable-rate debt related to construction loans for which the interest expense is capitalized.
We enter into total rate of return swaps (“TROR”) on various tax-exempt fixed-rate borrowings. The TROR convert borrowings from a fixed rate to a variable rate. The TROR requires the payment of a variable interest rate, generally equivalent to the SIFMA rate (0.84% at September 30, 2016) plus a spread. Additionally, we have guaranteed the fair value of the underlying borrowings. Fluctuation in the value of the TROR is offset by the fluctuation in the value of the underlying borrowings, resulting in minimal financial impact. At September 30, 2016, the aggregate notional amount of TROR designated as fair value hedging instruments is $551,985,000. The underlying TROR borrowings are subject to a fair value adjustment. In addition, we have TROR with notional amounts aggregating $138,564,000 that are not designated as fair value hedging instruments, but are subject to interest rate risk.

We estimate the fair value of our hedging instruments based on interest rate market and bond pricing models. At September 30, 2016 and December 31, 2015, we recorded interest rate caps, swaps and TROR with positive fair values of approximately $13,750,000 and $13,311,000, respectively, in other assets. At September 30, 2016 and December 31, 2015, we recorded interest rate swaps and TROR that had a negative fair value of approximately $60,595,000 and $73,679,000, respectively, in accounts payable, accrued expenses and other liabilities.
We estimate the fair value of our long-term debt instruments by market rates, if available, or by discounting future cash payments at interest rates that approximate the current market. Estimated fair value is based upon market prices of public debt, available industry financing data, current treasury rates and recent financing transactions. Based on these parameters, the table below contains the estimated fair value of our long-term debt, net (exclusive of the fair value of derivatives) at September 30, 2016.

	Carrying Value	Fair Value	Fair Value with 100 bp Decrease in Market Rates
	(in thousands)
Fixed	$2,079,900	$2,191,128	$2,293,254
Variable
Taxable	1,170,365	1,157,797	1,162,477
Tax-Exempt	605,630	593,802	595,997
Total Variable	$1,775,995	$1,751,599	$1,758,474
Total Long-Term Debt	$3,855,895	$3,942,727	$4,051,728
The following table provides information about our long-term debt instruments that are sensitive to changes in interest rates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk (continued)
September 30, 2016

	Expected Maturity Date
	Year Ending December 31,
Long-Term Debt	2016	2017	2018	2019	2020	Period Thereafter	Net Unamortized Procurement Costs	Total Outstanding	Fair Market Value
	(dollars in thousands)
Fixed:
Fixed-rate debt	$90,063	$269,076	$209,310	$112,564	$161,462	$1,147,127	$(21,769)	$1,967,833	$2,061,041
Weighted average interest rate	8.07%	5.64%	4.55%	4.05%	5.07%	4.35%		4.76%
Convertible senior debt (1)	—	—	73,216	—	40,021	—	(1,170)	112,067	130,087
Weighted average interest rate	—%	—%	4.25%	—%	3.63%	—%		4.03%
Total Fixed-Rate Debt	90,063	269,076	282,526	112,564	201,483	1,147,127	(22,939)	2,079,900	2,191,128
Variable:
Variable-rate debt	831	684,318	125,978	291,777	27,266	53,143	(12,948)	1,170,365	1,157,797
Weighted average interest rate (2) (3)	3.33%	6.19%	3.01%	2.49%	3.03%	3.33%		4.74%
Tax-exempt	—	—	80,478	8,500	—	523,352	(6,700)	605,630	593,802
Weighted average interest rate (2)	—%	—%	1.85%	3.85%	—%	1.75%		1.79%
Revolving credit facility (1)	—	—	—	—	—	—		—	—
Weighted average interest rate (2)	—%	—%	—%	—%	—%	—%		—%
Term loan facility (1)	—	—	—	—	—	—		—	—
Weighted average interest rate (2)	—%	—%	—%	—%	—%	—%		—%
Total Variable-Rate Debt	831	684,318	206,456	300,277	27,266	576,495	(19,648)	1,775,995	1,751,599
Total Long-Term Debt	$90,894	$953,394	$488,982	$412,841	$228,749	$1,723,622	$(42,587)	$3,855,895	$3,942,727
Weighted average interest rate	8.03%	6.04%	3.66%	2.94%	4.57%	3.53%		4.26%

(1)	Represents recourse debt.

(2)	Weighted average interest rate is based on current market rates as of September 30, 2016.

(3)	The 2017 maturity year includes the effect of an interest rate swap associated with the New York Times office building, effectively fixing the variable rate mortgage at 6.40%.

Item 4. Controls and Procedures
The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or furnishes under the Securities Exchange Act of 1934 (“Securities Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this quarterly report, an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, was carried out under the supervision and with the participation of the Company’s management, which includes the CEO and CFO. Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2016.
There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
(c) – Repurchase of equity securities during the quarter.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Amount that May Yet Be Purchased Under the Plans or Programs
Class A Common Stock
July 1 through July 31, 2016
Common Stock Repurchase Program (1)	—	$—	—	$100,000,000
Employee Transactions (2)	26,489	$22.65	—
August 1 through August 31, 2016
Common Stock Repurchase Program (1)	—	$—	—	$100,000,000
Employee Transactions (2)	532	$23.10	—
September 1 through September 30, 2016
Common Stock Repurchase Program (1)	—	$—	—	$100,000,000
Employee Transactions (2)	637	$23.05	—
Total
Common Stock Repurchase Program (1)	—	$—	—	$100,000,000
Employee Transactions (2)	27,658	$22.66	—

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
The following financial information from Forest City Realty Trust, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited); (ii) Consolidated Statements of Operations (unaudited); (iii) Consolidated Statements of Comprehensive Income (Loss) (unaudited); (iv) Consolidated Statements of Equity (unaudited); (v) Consolidated Statements of Cash Flows (unaudited); and (vi) Notes to Consolidated Financial Statements (unaudited).

*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FOREST CITY REALTY TRUST, INC. (Registrant)

Date:	November 3, 2016	/s/ ROBERT G. O’BRIEN
Name: Robert G. O’Brien
Title: Executive Vice President and Chief Financial Officer

Date:	November 3, 2016	/s/ CHARLES D. OBERT
Name: Charles D. Obert
Title: Senior Vice President, Chief Accounting Officer and Corporate Controller