Form 10-K
period 2016-12-31
Forest City Realty Trust, Inc.
filed 2017-02-27
CIK 1647509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016

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
YES  ☐    NO  ☒
The aggregate market value of the outstanding common equity held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter was $5,205,897,387.
The number of shares of registrant’s common stock outstanding on February 22, 2017 was 241,526,975 and 18,788,169 for Class A and Class B common stock, respectively.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2017 Annual Meeting of Shareholders are incorporated by reference into Part III to the extent described herein.

Forest City Realty Trust, Inc. and Subsidiaries
Annual Report on Form 10-K
For The Year Ended December 31, 2016

PART I

Item 1. Business
General
Forest City Realty Trust, Inc. (with its subsidiaries, the “Company”) principally engages in the operation, development, management and acquisition of office, retail and apartment real estate and land throughout the United States. The Company had approximately $8.2 billion of consolidated assets in 20 states and the District of Columbia at December 31, 2016. The Company’s core markets include Boston, Chicago, Dallas, Denver, Los Angeles, Philadelphia, and the greater metropolitan areas of New York City, San Francisco and Washington D.C. The Company has regional offices in Boston, Dallas, Denver, Los Angeles, New York City, San Francisco, Washington, D.C., and the Company’s corporate headquarters in Cleveland, Ohio.
The Company recently completed an internal reorganization and began presenting reportable segments based on this new structure for the reporting period ended September 30, 2016. The new structure is organized around the Company’s real estate operations, real estate development and corporate support service functions. Prior periods have been recast to conform to the current period’s reportable segment presentation.
Real Estate Operations represents the performance of the Company’s core rental real estate portfolio and is comprised of the following reportable operating segments:

•	Office - owns, acquires and operates office and life science buildings.

•	Retail - owns, acquires and operates regional malls, specialty/urban retail centers and amenity retail within our mixed-use projects.

•	Apartments - owns, acquires and operates rental properties, including upscale and middle-market apartments, adaptive re-use developments and subsidized senior housing.
The remaining reportable operating segments consist of the following:

•
Development represents the development and construction of office and life science buildings, regional malls, specialty/urban retail centers, amenity retail, apartments, condominiums and mixed-use projects. Included in the Development segment are recently opened operating properties prior to stabilization. Development also includes the horizontal development and sale of land to residential, commercial and industrial customers primarily at its Stapleton project in Denver, Colorado.

•	Corporate is comprised of departments providing executive oversight to the entire company and various support services for Operations, Development and Corporate employees.

•
Other represents the operations of several non-core investments, including the Barclays Center, a sports and entertainment arena located in Brooklyn, New York (“Arena”) (sold in January 2016), the Company’s equity method investment in the Brooklyn Nets (the “Nets”) (sold in January 2016), and military housing operations (sold in February 2016).

Financial information about reportable operating segments required by this item is included in Item 8 – Financial Statements and Supplementary Data and Note AA – Segment Information.
Segment Transfers
The Development segment includes projects in development, projects under construction along with recently opened operating properties prior to stabilization. Projects will be reported in their applicable operating segment (Office, Retail or Apartments) beginning on January 1 of the year following stabilization. Therefore, the Development segment will continue to report results from recently opened properties until the year-end following initial stabilization. The Company generally defines stabilized properties as achieving 92% or greater occupancy or having been open and operating for one or two years, depending on the size of the project. Once a stabilized property is transferred to the applicable Operations segment on January 1, it will be considered “comparable” beginning with the next January 1, as that will be the first time the property is stabilized in both periods presented.
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
Company Operations
The Company believes it is organized in a manner enabling it to qualify, and intends to operate in a manner allowing it to continue to qualify, as a REIT for federal income tax purposes. As such, the Company intends to elect REIT status for its taxable year ended December 31, 2016, upon filing the 2016 Form 1120-REIT with the Internal Revenue Service on or before October 15, 2017.
The Company holds substantially all of its assets, and conducts substantially all of its business, through the Operating Partnership. The Company is the sole general partner of the Operating Partnership and, as of December 31, 2016, the Company directly or indirectly owns all of the limited partnership interests in the Operating Partnership.
The Company holds and operates certain of its assets through one or more taxable REIT subsidiaries (“TRSs”). A TRS is a subsidiary of a REIT subject to applicable corporate income tax. The Company’s use of TRSs enables it to continue to engage in certain businesses while complying with REIT qualification requirements and allows the Company to retain income generated by these businesses for reinvestment without the requirement of distributing those earnings. The primary non-REIT qualified businesses held in TRSs include 461 Dean Street, an apartment building in Brooklyn, New York, Pacific Park Brooklyn project, land development operations, Barclays Center arena (sold in January 2016), the Nets (sold in January 2016), and military housing operations (sold in February 2016). In the future, the Company may elect to reorganize and transfer certain assets or operations from its TRSs to other subsidiaries, including qualified REIT subsidiaries.
Operating Segments
Real Estate Operations represents the performance of the Company’s core rental real estate portfolio. A summary of office, retail and apartment operating properties as of December 31, 2016 at 100% is as follows:

Operating Properties	Property Count	Gross Leasable Area (in square feet)	Number of Units
Office Buildings	36	9,794,000

Regional Malls	13	7,646,000
Specialty Retail Centers	19	3,479,000
Total Retail	32	11,125,000

Apartments	115	—	31,194
Total	183	20,919,000	31,194

Office
The Office segment owns, acquires and operates office and life science buildings in both urban and suburban locations. The Company has developed and acquired office buildings for more than 40 years.
The following tables provide lease expiration and significant tenant information relating to the Company’s office properties:
Office Lease Expirations as of December 31, 2016

Expiration Year	Number of Expiring Leases	Square Feet of Expiring Leases (1)	Percentage of Total Leased GLA	Contractual Rent Expiring (2)	Percentage of Total Contractual Rent	Average Contractual Rent per Square Foot Expiring (1)
2017	63	507,787	5.37%	$17,301,943	4.27%	$35.69
2018	59	1,047,910	11.08	39,202,186	9.68	42.07
2019	49	835,629	8.84	34,989,868	8.64	43.94
2020	32	1,170,276	12.38	49,795,433	12.30	46.70
2021	49	916,037	9.69	33,682,793	8.32	43.19
2022	20	568,286	6.01	29,856,392	7.37	57.74
2023	15	406,462	4.30	29,369,284	7.25	73.28
2024	22	1,274,952	13.48	58,620,252	14.48	48.32
2025	9	427,608	4.52	13,597,484	3.36	37.10
2026	16	163,200	1.73	6,976,159	1.72	45.45
Thereafter	30	2,137,188	22.60	91,573,507	22.61	51.01
Total	364	9,455,335	100.00%	$404,965,301	100.00%	$47.55

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

Significant Office Tenants as of December 31, 2016

(Based on contractual rent of 2% or greater at the Company’s ownership share)
Tenant	Leased Square Feet	Percentage of Total Office Square Feet
City of New York	1,094,786	11.58%
Takeda Pharmaceutical Company Limited	789,980	8.35
Anthem, Inc.	392,514	4.15
JP Morgan Chase & Co.	361,422	3.82
U.S. Government	318,401	3.37
Bank of New York Mellon Corp.	317,572	3.36
Johns Hopkins University	269,546	2.85
National Grid	259,561	2.75
Clearbridge Investments, LLC	201,028	2.13
Covington & Burling, LLP	160,565	1.70
Agios Pharmaceuticals, Inc.	146,034	1.54
Partners HealthCare	136,150	1.44
Seyfarth Shaw, LLP	96,909	1.02
Subtotal	4,544,468	48.06
Others	4,910,867	51.94
Total	9,455,335	100.00%

Retail
The Retail segment owns, acquires and operates regional malls, specialty/urban retail centers and amenity retail in both urban and suburban locations. The Company opened its first community retail center in 1948 and its first enclosed regional mall in 1962. Since then, it has operated regional malls and specialty retail centers. The specialty retail centers include urban retail, entertainment-based, neighborhood and power centers (collectively, “specialty retail centers”). Amenity retail includes retail and entertainment based tenants typically located within or adjacent to our mixed-use projects.
In our regional malls, the anchor stores typically own their facilities as an integral part of the mall structure but do not typically generate significant rental revenue to the Company. In contrast, anchor stores at specialty retail centers generally are tenants under long-term leases that typically provide significant rental revenue to the Company.
The Company has pioneered the concept of operating specialty retail centers in urban locations previously ignored by major retailers. With high population densities and disposable income levels at or near those of the suburbs, these urban areas are advantageous for the Company, for the tenants who realize high sales per square foot and for the cities that benefit from the new jobs and incremental tax revenues.
In August 2016, the Company announced its Board of Directors authorized a process to review strategic alternatives for a portion of the retail portfolio. The Company has been exploring a range of options and expects the review process to be concluded by the end of the first quarter of 2017. Assuming the Company identifies and is able to transact on a chosen alternative, or alternatives, the Company’s intent would be to dispose of these retail assets in a tax-deferred manner and redeploy the equity from its retail portfolio into apartment and office assets that align with its focus on primarily core markets and urban, mixed-use placemaking projects, including amenity retail. There can be no assurance that any transaction could be consummated in a tax deferred manner, or at all.
The following tables provide lease expiration and significant tenant information relating to the Company’s retail properties:
Retail Lease Expirations as of December 31, 2016

Expiration Year	Number of Expiring Leases	Square Feet of Expiring Leases (1)	Percentage of Total Leased GLA	Contractual Rent Expiring (2)	Percentage of Total Contractual Rent	Average Contractual Rent per Square Foot Expiring (1)
2017	255	753,930	7.87%	$25,430,827	11.07%	$64.70
2018	222	959,658	10.02	21,180,929	9.22	42.42
2019	212	1,138,492	11.88	24,344,735	10.59	41.60
2020	144	1,052,912	10.99	23,147,887	10.07	41.93
2021	146	1,039,509	10.85	26,773,160	11.65	47.73
2022	131	1,144,814	11.95	29,411,237	12.80	49.05
2023	80	646,609	6.75	18,440,826	8.03	46.10
2024	94	540,195	5.64	13,396,364	5.83	49.23
2025	119	609,642	6.36	15,165,283	6.60	49.89
2026	77	420,675	4.39	10,090,302	4.39	41.95
Thereafter	44	1,273,791	13.30	22,397,455	9.75	32.43
Total	1,524	9,580,227	100.00%	$229,779,005	100.00%	$45.15

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

Significant Retail Tenants as of December 31, 2016

(Based on contractual rent of 1% or greater at the Company’s ownership share)
Tenant	Primary DBA	Number of Leases	Leased Square Feet	Percentage of Total Retail Square Feet
Dick’s Sporting Goods, Inc.	Dick’s Sporting Goods	7	421,749	4.40%
Bass Pro Shops, Inc.	Bass Pro Outdoor World	2	364,500	3.81
Target Corporation	Target	2	362,498	3.78
Regal Entertainment Group	Regal Cinemas, Edwards Theatres, United Artists Theatres	4	297,461	3.11
The Gap, Inc.	Banana Republic, Gap, Old Navy, Athleta	23	292,088	3.05
AMC Entertainment, Inc.	AMC Theaters	3	260,886	2.72
The TJX Companies, Inc.	Marshalls, T.J. Maxx	7	230,552	2.41
H&M Hennes & Mauritz AB	H&M	11	219,638	2.29
Ahold USA	Stop & Shop	3	187,025	1.95
L Brands, Inc.	Bath and Body Works, Victoria’s Secret, Pink	28	186,214	1.94
Burlington	Burlington	2	155,624	1.63
Abercrombie & Fitch Co.	Abercrombie & Fitch, Hollister	17	120,231	1.26
Ascena Retail Group, Inc.	Ann Taylor, Loft, Lane Bryant, Justice	23	113,426	1.18
Costco Wholesale Corporation	Costco	1	110,074	1.15
Express, Inc.	Express	12	108,446	1.13
Best Buy Co., Inc.	Best Buy	4	104,220	1.09
Foot Locker, Inc.	FootLocker, Lady FootLocker, Kids FootLocker, FootAction USA, Champs Sports	22	86,936	0.91
American Eagle Outfitters, Inc.	American Eagle Outfitters, Aerie	12	69,895	0.73
Signet Jewelers	Kay Jewelers, Zales Jewelers, Piercing Pagoda, Jared The Galleria of Jewelry	25	36,716	0.38
Subtotal		208	3,728,179	38.92
Others		1,316	5,852,048	61.08
Total		1,524	9,580,227	100.00%
See the “Operations-Office and Retail” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 for additional operating statistics.
Apartments
The Apartments segment owns, acquires, and operates rental properties. Its portfolio includes upscale and middle-market apartments, adaptive re-use developments and subsidized senior housing. During the year ended December 31, 2016, the Company executed a master purchase and sale agreement for the sale of its interests in 47 federally assisted housing apartment communities. Sales of individual properties began closing in January 2017.
A summary of apartment operating properties as of December 31, 2016 at 100% is as follows:

Operating Properties	Property Count	Number of Units
Core Market Apartment Communities
Greater New York City	5	1,968
Boston	5	771
Greater Washington D.C. (1)	10	2,475
Los Angeles	2	547
Greater San Francisco	4	1,776
Chicago	3	1,616
Philadelphia	4	1,096
Denver	4	853
Dallas	4	1,085
	41	12,187
Non-Core Market Apartment Communities	27	10,888
Federally Assisted Housing (2)	47	8,119
Total	115	31,194

(1)	Includes Richmond, Virginia.

(2)	As of February 2017, four properties with a total of 966 units have been sold.

Development
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
The Company’s retail development activities historically have included building regional malls and specialty/urban retail centers. Regional malls are developed in collaboration with anchor stores that typically own their facilities as an integral part of the mall structure. In contrast, anchor stores at specialty retail centers generally are tenants under long-term leases.
Following the August 2016 announcement to review strategic alternatives for a portion of its retail portfolio, the Company has begun to focus primarily on smaller amenity retail development in conjunction with the development of mixed-use projects whose primary focus is apartments or office rental properties.
The Company has been engaged in apartment community development for over 60 years and continues to concentrate future apartment community development largely in its core markets.
A summary of development properties at 100% is as follows:

December 31, 2016	Number of Properties	Number of Units	Gross Leasable Area (in square feet)
Properties Under Construction/Redevelopment:
Apartments	9	3,250	128,250
Retail	2	—	323,150
Office	1	—	235,000
Operating Properties Prior to Stabilization:
Apartments	7	2,042	43,000
Office	2	—	410,000
Total	21	5,292	1,139,400
The Stapleton project is one of the nation’s largest urban redevelopments with additional future entitlements, including apartments, retail and office space as well as single family neighborhoods, where the Company sells residential lots to homebuilders. The Company controls the future development opportunity at Stapleton through an option agreement. As of December 31, 2016, the Company owns 364 acres of undeveloped land (including 128 saleable acres) and a purchase option for 536 acres at Stapleton over the next two years.
Through December 31, 2016, the Company has purchased 2,399 acres at Stapleton. In addition to the developable land available through purchase options, there are 1,116 acres reserved for regional parks and open space, of which 1,067 acres are currently under construction or have been completed. At December 31, 2016, Stapleton also has approximately 2.5 million square feet of retail space, approximately 400,000 square feet of office space, approximately 2.5 million square feet of other commercial space and 1,608 apartment units completed, with another 399 apartment units under construction.
Other
The Other segment represents the operations of several non-core investments, including the Barclays Center, a sports and entertainment arena located in Brooklyn, New York (“Arena”) (sold in January 2016), the Company’s equity method investment in the Brooklyn Nets (the “Nets”) (sold in January 2016), and military housing operations (sold in February 2016).

Competition
The real estate industry is highly competitive in many markets in which the Company operates. There are numerous other developers, managers and owners of office, retail and apartment real estate and undeveloped land competing with the Company nationally, regionally and/or locally, some of whom may have greater financial resources and market share than the Company. They compete with the Company for management and leasing opportunities, land for development, properties for acquisition and disposition, and for anchor stores and tenants for properties. The Company may not be able to successfully compete in these areas. In addition, competition could over-saturate markets and as a result, the Company may not have sufficient cash to meet the nonrecourse debt service requirements on certain of its properties. Although the Company may attempt to negotiate a restructuring or extension of the nonrecourse mortgage, it may not be successful, which could cause a property to be transferred to the mortgagee.
The Company’s apartment portfolio not only competes against other apartment buildings in the area, but other housing options, such as condominiums and single home ownership. If trends shift more to home ownership instead of rental, the Company’s results of operations, cash flows and realizable value of assets upon disposition could be materially and adversely affected.
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
Number of Employees
The Company had 1,936 full-time and 139 part-time employees as of December 31, 2016.
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
The Company’s corporate governance documents, including the Company’s Corporate Governance Guidelines, Code of Legal and Ethical Conduct, Supplier Code of Conduct and Board committee charters, are also available on the Company’s website at www.forestcity.net or in print to any stockholder upon written request addressed to Corporate Secretary, Forest City Realty Trust, Inc., 50 Public Square, Suite 1360, Cleveland, Ohio 44113.
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
RISKS RELATED TO OUR STATUS AS A REIT
If We Fail to Qualify as a REIT, We Would Be Subject to U.S. Federal Income Tax as a Regular C Corporation and Would Not be Able to Deduct Distributions to Shareholders When Computing Our Taxable Income
We plan to elect to be taxed as a REIT commencing with the taxable year ended December 31, 2016, upon filing the 2016 Form 1120-REIT with the Internal Revenue Service on or before October 15, 2017. Accordingly, we have been operating, and plan to continue operating, in a manner consistent with REIT qualification rules; however, we cannot assure you that we will qualify as a REIT for the taxable year ended December 31, 2016 or that we will remain so qualified. Determining whether we qualify as a REIT involves the application of highly technical and complex provisions of the Internal Revenue Code of 1986, as amended (the “Code”), to our operations for which there are only limited judicial and administrative interpretations. The complexity of these provisions and of the applicable regulations that have been promulgated under the Code is greater in the case of an entity holding assets through an operating partnership, as we do. In addition, determining whether we qualify as a REIT will involve numerous factual determinations concerning matters and circumstances not entirely within our control.
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
Even if We Qualify as a REIT, Certain of Our Business Activities Will Be Subject To Corporate Level Income Tax and Foreign Taxes, Which Will Continue to Reduce Our Cash Flows, and Will Have Potential Deferred and Contingent Tax Liabilities
Even if we qualify as a REIT commencing with the taxable year ended December 31, 2016:

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

Because, as a REIT, We Expect to Distribute Substantially All of Our Taxable Income From Our Real Estate Operations to Our Shareholders or Lenders, We Will Continue to Need Additional Capital to Make New Investments. If Additional Funds Are Not Available on Favorable Terms, or At All, Our Ability to Make New Investments Will Be Impaired and the Issuance of Additional Equity Securities To Raise Funds May Result in Dilution
If, following our planned qualification as a REIT commencing with the taxable year ended December 31, 2016, we distribute substantially all of our taxable income to our shareholders and we desire to make new investments through our Operating Partnership, our business will require a substantial amount of capital. We may acquire additional capital from the issuance of securities senior to our common stock, including additional borrowings or other indebtedness or the issuance of additional securities, including limited partnership interests. We may also acquire additional capital through the issuance of additional equity. However, we may not be able to raise additional capital in the future on favorable terms, or at all. Unfavorable economic conditions could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. This may materially affect our business and ability to grow and may impact the market’s perception of us and the price of our common stock.
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
The amount, timing and frequency of future distributions, however, will be at the sole discretion of our Board of Directors and will be declared based upon various factors, many of which are beyond our control, including, our financial condition and operating cash flows, the amount required to maintain REIT status and reduce any income and excise taxes that we otherwise would be required to pay, limitations on distributions in our existing and future debt instruments, our ability to utilize NOLs to offset, in whole or in part, our distribution requirements, limitations on our ability to fund distributions using cash generated through our TRSs and other factors that our Board of Directors may deem relevant. We may also have available NOLs that could reduce or substantially eliminate our REIT taxable income, and thus we may not be required to distribute material amounts of cash to qualify as a REIT. We expect that, for the foreseeable future, we will continue to utilize available NOLs to reduce our REIT taxable income. At December 31, 2016, we had a federal NOL carryforward of $180,698,000 available to use on our REIT tax return expiring in the years ending December 31, 2029 through 2035.
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
Complying With the Requirements to Qualify As a REIT May Limit Our Ability to Hedge Effectively and Increase the Cost of Our Hedging, and May Cause Us to Incur Tax Liabilities
As a REIT, certain provisions of the Code will limit our ability to hedge liabilities. Generally, following our anticipated qualification as a REIT commencing with the taxable year ended December 31, 2016, income from hedging transactions that we may enter into to manage risk of interest rate changes with respect to borrowings made or to be made to acquire or carry real estate assets will not constitute “gross income” for purposes of the Code’s REIT gross income tests, provided certain requirements are satisfied. To the extent that we enter into other types of hedging transactions, the income from those transactions is likely to be treated as non-qualifying income for purposes of the Code’s REIT gross income tests. As a result of these rules, we may need to limit our use of advantageous hedging techniques or implement those hedges through a TRS. This could increase the cost of our hedging activities because our TRSs would be subject to tax on income or gains resulting from hedges entered into by them or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear. In addition, losses in any of our TRSs generally will not provide any tax benefit, except for being carried forward for use against future taxable income in the applicable TRS.
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
RISKS RELATED TO OUR BUSINESS OPERATIONS AND THE REAL ESTATE INDUSTRY
Lending and Capital Market Conditions May Negatively Impact Our Liquidity and Our Ability to Finance or Refinance Projects or Repay Our Debt
Current U.S. and global economic conditions continue to remain uncertain despite recent improvements. The capital markets have continued to improve from post-recession lows, with banks and permanent lenders originating new loans for real estate projects, particularly as their existing portfolio loans get paid off. Originations of new loans for commercial mortgage backed securities have continued as well. Underwriting standards have stabilized and lenders continue to favor high quality operating assets in strong markets. However, in the current financial regulatory environment, limits are beginning to be placed on the overall liquidity in the market for construction loans provided by banks and new loans for commercial mortgage backed securities. Given this impact on market liquidity and for other reasons, we may not be able to obtain financings on terms comparable to those we secured in the past, or at all. Economic conditions during the recession required us to curtail our investment in certain new development opportunities, which will negatively impact our growth. Although we continue to break ground and complete construction projects consisting primarily of apartments in core markets, we remain cautious in investing in new development opportunities. If economic conditions begin to trend downwards, and/or if interest rates on new loans rise significantly we may be required to further curtail our development or expansion projects and potentially write down our investments in some projects.
Current economic conditions, although improved, are still volatile and could deteriorate, which may impact our ability to refinance our debt and obtain renewals or replacement of credit enhancement devices, such as letters of credit, on favorable terms, or at all. While some of our current financings have extension options, some are contingent upon pre-determined underwriting qualifications. Projects may not meet the required conditions to qualify for such extensions. Our inability to extend, repay or refinance our debt when it becomes due, including upon a default or acceleration event, could result in foreclosure on the properties pledged as collateral, which could result in a loss of our investment. We may be unable to refinance or extend our maturing debt obligations and lenders in certain circumstances may require a higher rate of interest, repayment of a portion of the outstanding principal or additional equity contributions to the project.
A significant amount of our total outstanding long-term debt at December 31, 2016 becomes due in each of the next three fiscal years. If these amounts are unable to be refinanced, extended or repaid from other sources, such as sales of properties or new equity, our cash flow may not be sufficient to repay all maturing debt.
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

•	Increases in interest rates;

•	The availability of financing, including refinancing or extensions of our nonrecourse mortgage debt maturities, on acceptable terms, or at all;

•	A decline in the economic conditions at the national, regional or local levels, particularly a decline in one or more of our core markets;

•	Decreases in rental rates;

•	An increase in competition for tenants and customers or a decrease in demand by tenants and customers;

•	The financial condition of tenants, including the extent of bankruptcies and defaults;

•	An increase in supply of or decrease in demand for our property types in our core markets;

•	Declines in consumer confidence and spending that adversely affect our revenue from our retail centers;

•	Declines in housing markets in Stapleton, Colorado that adversely affect our land sales revenue from our Development segment;

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
We Are Subject to Real Estate Development Risks
In addition to the risks described above, our development projects are subject to significant additional risks relating to our ability to complete our projects on time and on budget. Factors that may result in a development project exceeding budget, being delayed or being prevented from completion include:

•	An inability to secure sufficient financing on favorable terms, or at all, including an inability to refinance or extend construction loans;

•	Construction delays or cost overruns, either of which may increase project development costs or lead to impairments;

•	An increase in commodity costs;

•	An inability to obtain zoning, occupancy and other required governmental permits and authorizations;

•	An inability to secure tenants or anchors necessary to support the project;

•	Failure to achieve or sustain anticipated occupancy or sales levels;

•	Threatened or pending litigation;

•	Failure by partners to fulfill obligations; and

•	Construction stoppages due to labor disputes.
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

•
On June 30, 2014, we entered into a joint venture with Greenland Atlantic Yards, LLC, a subsidiary of Shanghai-based Greenland Holding Group Company Limited (“Greenland”), to develop Pacific Park Brooklyn, a 22 acre mixed-use project in Brooklyn, New York. Under the joint venture, Greenland acquired 70% of the project and will co-develop the project with us, along with sharing in the entire project costs going forward in proportion to ownership interests. The joint venture will execute on the remaining development rights, including the infrastructure and vertical construction of the apartment units, but excluded Barclays Center (sold in January 2016) and 461 Dean Street apartment community. Consistent with the approved master plan, the joint venture will develop the remaining portion of Phase I and all of Phase II of the project, including the permanent rail yard. The remaining portion of Phase I that will be developed by the joint venture is comprised of seven buildings totaling approximately 3.1 million square feet. Phase II consists of seven buildings totaling approximately 3.3 million square feet.

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

During the three months ended September 30, 2016, it became evident the occupancy and rental rate declines in the Brooklyn market was determined not to be temporary as a result of an increased supply of new rental product amplified by the sun-setting and the uncertainty around the 421 A real estate tax abatement program. The condominium market in New York has also softened, causing the projected sale schedule for 550 Vanderbilt to be adjusted accordingly. Separately, the construction costs across the New York market continue to trend upward, resulting in increases in the estimated trade costs for certain infrastructure as well as vertical construction. In addition, the expiration of and the continued uncertainty related to the availability of the 421 A real estate tax abatement program puts further stress on anticipated returns. As a result, during the three months ended September 30, 2016, as part of our formal strategic plan update, a decision was made to revise the overall project schedule for Pacific Park Brooklyn. Accordingly, we updated the discounted cash flow model to reflect the updated timing of the project schedule as well as the revenue, expense and cost assumptions. Based on the above, the estimated fair value of the investment no longer exceeded the carrying value. As a result, we recorded an other-than-temporary impairment of $299,300,000 during the year ended December 31, 2016. The remaining basis in the investment (net of estimated future funding obligations) is not material. See Note S – Impairment of Real Estate and Impairment of Unconsolidated Entities in the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for additional information.
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
We Are Exposed to Litigation Risks Related to the Construction of 461 Dean Street
461 Dean Street is an apartment building in Brooklyn, New York adjacent to the Barclays Center at the Pacific Park Brooklyn project. This modular construction project opened during the three months ended September 30, 2016. We had a fixed price contract (the “CM Contract”) with Skanska USA to construct the apartment building. In 2014, Skanska USA ceased construction and we terminated the CM Contract for cause. Each party has filed lawsuits relating primarily to the project’s delays and associated additional completion costs. We continue to vigorously pursue legal action against Skanska USA for damages related to their default of the CM Contract. However, there is no assurance that we will be successful in recovering these damages or defending against Skanska USA’s claims.
Vacancies in Our Properties May Adversely Affect Our Results of Operations, Cash Flows and Fair Value Calculations
Our results of operations and cash flows may be adversely affected if we are unable to continue leasing a significant portion of our office, retail and apartment real estate portfolio. We depend on office, retail and apartment tenants in order to collect rents and other charges. The current market conditions have impacted our tenants on many levels. Despite improvement in certain economic measures, it will take time for many of our current or prospective tenants to achieve a financial outlook similar to what they had prior to the recession, if ever. The downturn has been particularly hard on retail tenants, many of whom have announced store closings and scaled back growth plans. If we are unable to sustain historical occupancy levels in our real estate portfolio, our cash flows and results of operations could be adversely affected. Our ability to sustain our current and historical occupancy levels also depends on many other factors discussed elsewhere in this section.
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
There are many developers, managers and owners of office, retail and apartment real estate and undeveloped land, as well as other REITs, private real estate companies and investors, that compete with us nationally, regionally and/or locally, some of whom have greater financial resources and market share than us. They compete with us for management and leasing opportunities, land for development, properties for acquisition and disposition, and for anchor stores and tenants for properties. The leasing of real estate in particular is highly competitive. The principal means of competition are rent, location, services provided and the nature and condition of the facility to be leased. We may not be able to successfully compete in these areas. If our competitors prevent us from realizing our real estate objectives, the operating performance of our projects may fall short of expectations and adversely affect our financial performance.
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
We May Be Unable to Identify and Transact on Chosen Strategic Alternatives for Our Retail Portfolio
In August 2016, we announced our Board of Directors has authorized a process to review strategic alternatives for a portion of our retail portfolio. We have been exploring a range of options and expect the review process to be concluded by the end of the first quarter of 2017. Assuming we identify and are able to transact on a chosen alternative, or alternatives, our intent would be to dispose of these retail assets in a tax-deferred manner and redeploy the equity from our retail portfolio into apartment and office assets that align with our focus on primarily core markets and urban, mixed-use placemaking projects, including amenity retail.

As part of the strategic review, we have begun discussions with certain strategic partners and other potential buyers for several of the retail assets. As a result, we updated our impairment analysis on our retail assets, which resulted in the recording of a significant impairment charge during the three months ended September 30, 2016 related to two of our consolidated assets. As we continue to review strategic alternatives for our retail portfolio, we may be required to further update our undiscounted cash flow impairment analysis of fully consolidated assets, including probability weighted estimated holding periods. Changes in these estimates and assumptions may result in future impairments. There can be no assurance any transaction could be consummated in a tax deferred manner, or at all.
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
Based on tenants with contractual rent of greater than 2% as of December 31, 2016, our five largest office tenants by leased square feet are the City of New York, Takeda Pharmaceutical Company Limited, Anthem, Inc., JP Morgan Chase & Co. and U.S. Government. Given our large concentration of office space in the Greater New York City metropolitan area, we may be adversely affected by negative events specific to that region.
Based on tenants with contractual rent of greater than 1% as of December 31, 2016, our five largest retail tenants by leased square feet are Dick’s Sporting Goods, Inc., Bass Pro Shops, Inc., Target Corporation, Regal Entertainment Group and The Gap, Inc. An event of default or bankruptcy of one of our largest tenants would increase the adverse impact on us.
We May Be Negatively Impacted by the Consolidation or Closing of Anchor Stores
Our retail centers are generally anchored by department stores or other “big box” tenants. Recently, we received notice that two anchor stores at our retail centers would be closing. We could be adversely affected if additional anchor stores were to consolidate, close or enter into bankruptcy. Given the current economic environment for retailers, there is a heightened risk an anchor store could close or enter into bankruptcy. Although non-tenant anchors generally do not pay us rent, they typically contribute towards common area maintenance and other expenses. Even if we own the anchor space, we may be unable to re-lease this area or to re-lease it on comparable terms. The loss of these revenues could adversely affect our results of operations and cash flows. Further, the temporary or permanent loss of any anchor would likely reduce customer traffic in the retail center, which could lead to decreased sales at other retail stores. Rents obtained from other tenants may be adversely impacted as a result of co-tenancy clauses in their leases. In addition, some non-anchor tenants will have the ability to vacate and terminate their leases. One or more of these factors could cause the retail center to fail to meet its debt service requirements. The consolidation of anchor stores may also negatively affect current and future development projects. We may be required to invest additional capital to try to maintain occupancy, attract additional/replacement tenants and to maintain or improve the value of the asset.
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

Our High Debt Leverage May Prevent Us from Responding to Changing Business and Economic Conditions
Our high degree of debt leverage could limit our ability to obtain additional financing or adversely affect our liquidity and financial condition. We have a ratio of net debt (consisting of nonrecourse mortgage debt, a revolving credit facility, a term loan facility and convertible senior debt) to total market capitalization of approximately 39.3% and 42.8% at December 31, 2016 and 2015, respectively, based on our net debt outstanding at that date and the market value of our outstanding common stock. Our high leverage may adversely affect our ability to obtain additional financing for working capital, capital expenditures, acquisitions, development or other general corporate purposes and may make us more vulnerable to a prolonged downturn in the economy.
Nonrecourse mortgage debt is collateralized by individual completed rental properties, projects under development and undeveloped land. We do not expect to repay a substantial amount of the principal of our outstanding debt prior to maturity or to have available funds from operations sufficient to repay this debt at maturity. As a result, it will be necessary for us to refinance our debt through new debt financings or through equity offerings. If interest rates are higher at the time of refinancing, our interest expense would increase, which would adversely affect our results of operations and cash flows. Cash flows and our liquidity would also be adversely affected if we are required to repay a portion of the outstanding principal or contribute additional equity to obtain the refinancing. In addition, in the event we were unable to secure refinancing on acceptable terms, or at all, we might be forced to sell properties on unfavorable terms, which could result in the recognition of losses and could adversely affect our financial position, results of operations and cash flows. If we were unable to make the required payments on any debt collateralized by a mortgage on one of our properties or to refinance that debt when it comes due, the mortgage lender could take that property through foreclosure and, as a result, we could lose income and asset value as well as harm our Company reputation.
Subsequent to December 31, 2016, the $92,218,000 nonrecourse mortgage encumbering Boulevard Mall matured and has been transferred to a Special Servicer who has subsequently delivered a Default Notice to the Borrower. We are in the process of working with the Special Servicer to determine alternatives for this property, although there is no assurance that we will be successful in addressing the mortgage. If we are unable to successfully address this mortgage, the lender could commence foreclosure proceedings and we could lose the asset.
Our Corporate Debt Covenants Could Adversely Affect Our Financial Condition
We have guaranteed our Operating Partnership’s obligations under the $600,000,000 Credit Agreement (the “Credit Facility”) and $335,000,000 Term Loan Credit Agreement (the “Term Loan Facility”). The Credit Facility and Term Loan Facility have restrictive covenants, including a prohibition on certain types of disposition, mergers, consolidations, and limitations on lines of business we are allowed to conduct. Additionally, the Credit Facility and Term Loan Loan Facility contain financial covenants, including the maintenance of a maximum total leverage ratio, maximum secured and unsecured leverage ratios, maximum secured recourse leverage ratio, a minimum fixed charge coverage ratio, and a minimum unencumbered interest coverage ratio (all as specified in the Credit Facility and Term Loan Facility).
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

Any Rise in Interest Rates Will Increase Our Current and Future Interest Costs
Including the effect of the protection provided by the interest rate swaps, caps and long-term contracts in place as of December 31, 2016, a 100 basis point increase in taxable interest rates (including properties accounted for under the equity method, corporate debt and the effect of interest rate floors) would increase the annual pre-tax interest cost for the next 12 months of our current outstanding variable-rate debt by approximately $8,327,000 at December 31, 2016. Although tax-exempt rates generally move in an amount smaller than corresponding changes in taxable interest rates, a 100 basis point increase in tax-exempt rates (including properties accounted for under the equity method) would increase the annual pre-tax interest cost for the next 12 months of our current outstanding tax-exempt variable-rate debt by approximately $6,423,000 at December 31, 2016. This analysis includes a portion of our taxable and tax-exempt variable-rate debt related to construction loans for which the interest expense is capitalized. For variable rate bonds, during times of market illiquidity, a premium interest rate could be charged on the bonds to successfully market them, which would result in even higher interest rates. A rising interest rate environment would increase the cost of and affect our ability to refinance, secure or issue future borrowings on terms favorable to us, or at all. In addition, rising interest rates may affect our ability to develop, acquire or dispose of real estate at terms favorable to us.
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
Our Business Will Be Adversely Impacted Should an Uninsured Loss, a Loss in Excess of Insurance Limits or a Delayed or Denied Insurance Claim Occur
We carry comprehensive insurance coverage for general liability, property, flood, wind, earthquake, California earthquake on California commercial properties (but not on California residential properties) and rental loss (and environmental insurance on certain locations) with respect to our properties within insured limits and policy specifications we believe are customary for similar properties. There are, however, specific types of potential losses, including environmental loss, loss from cyber crimes, loss resulting from the actual or alleged negligence of our employees relating to professional liability, or losses of a catastrophic nature, such as losses from wars, terrorism, hurricanes, wind, earthquakes (including California earthquakes) or other natural disasters, that, in our business judgment, cannot be purchased at a commercially viable cost or whereby such losses, if incurred, would exceed the insurance limits procured. In the event of an uninsured loss or a loss in excess of our insurance limits, or a failure by an insurer to meet its obligations under a policy, we could lose both our invested capital in, and anticipated profits from, the affected property and could be exposed to liabilities with respect to that which we thought we had adequate insurance to cover. Any such uninsured loss could materially and adversely affect our results of operations, cash flows and financial position. Under our current policies, which have varying expiration dates, our properties are insured against acts of terrorism, subject to various limits, deductibles and exclusions for acts of war and terrorist acts involving biological, chemical and nuclear damage. Once these policies expire, we may not be able to obtain adequate terrorism coverage at a commercially reasonable cost. In addition, our insurers may not be able to maintain reinsurance sufficient to cover any losses we may incur as a result of terrorist acts. As a result, our insurers’ ability to provide future insurance for any damages we sustain as a result of a terrorist attack may be reduced or eliminated or may not be available at a commercially reasonable cost.
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
We May Not Receive Some of the Proceeds from the Sale of Our Ownership Interests in Barclays Center and the Nets
On January 29, 2016, we completed the sale of Barclays Center and the Nets to Onexim Sports and Entertainment Holdings USA, Inc. (“Onexim”). Proceeds from the sale were in a combination of cash and notes receivable. The sales price for our equity interest in Barclays Center was $162,600,000 generating net cash proceeds of $60,924,000 and a note receivable of $92,600,000 (the “Arena Note”). The sales price for our equity interest in the Nets was $125,100,000 payable entirely in the form of a note receivable (the “Nets Note”). There is no guarantee that Onexim will be able to repay us the full amount of the Arena Note and/or the Nets Note when they become due and payable. If Onexim defaults on the Arena Note and/or the Nets Note, we may not be able to recover any of the amounts owed to us under such note(s), which would require us to write-off some or all of the Arena Note and/or the Nets Note and could have a material adverse effect on our results of operations and cash flows.
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

Our Directors and Executive Officers May Have Interests in Competing Properties, and We Do Not Have Non-Compete Agreements with Certain of Our Directors and Executive Officers
Under our current policy, no director or executive officer, including any member of the Ratner, Miller and Shafran families, is allowed to invest in a competing real estate opportunity without first obtaining the approval of the Audit Committee of our Board of Directors. We do not have non-compete agreements with any director or executive officer, other than Ronald Ratner, Bruce Ratner, David LaRue and Robert O’Brien. Upon leaving Forest City, any other director, officer or employee could compete with us. Notwithstanding our policy, we permit our principal shareholders who are officers and employees to develop, expand, operate or sell, independent of our business, certain commercial, industrial and residential properties they owned prior to the implementation of our policy. As a result of their ownership of these properties, a conflict of interest may arise between them and Forest City, which may not be resolved in our favor. The conflict may involve the development or expansion of properties that may compete with our properties and the solicitation of tenants to lease these properties.
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
A Downturn in the Housing Market May Adversely Affect Our Results of Operations and Cash Flows
At Stapleton, our remaining active land project, we depend on homebuilders and buyers to continue buying our land inventory. Our residential land sales at Stapleton have remained steady and historically have not been as negatively impacted by past recessions as other residential land projects throughout the United States. However, if the national housing market experiences a downturn, it may eventually have a more pronounced negative impact on Stapleton. Our ability to sustain our historical sales levels of land at Stapleton depends in part on the continued strength of the local housing market. Our failure to successfully sell our land inventory on favorable terms would adversely affect our results of operations and cash flows and could result in a write-down in the value of our land due to impairment.
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
Legislative and Regulatory Actions Taken Now or in the Future Could Adversely Affect Our Business
The 2007-2009 recession resulted in governmental regulatory agencies and political bodies placing increased focus and scrutiny on the financial services industry. This increased scrutiny resulted in unprecedented programs and actions targeted at restoring stability in the financial markets and in creating a stronger regulatory framework to reduce the risk and severity of future crises.
In July 2010, the U.S. Congress enacted the Dodd Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). There are significant corporate governance and executive compensation-related requirements that have been, and will in the future be, imposed on publicly-traded companies under the Dodd-Frank Act. Several of these provisions require the SEC to adopt additional rules and regulations in these areas. For example, the Dodd-Frank Act requires publicly-traded companies to give shareholders a non-binding vote on executive compensation and so-called “golden parachute” payments, heightens certain independence standards for compensation advisers and authorizes the SEC to promulgate rules that would allow shareholders to nominate their own candidates for board seats using a registrant’s proxy materials. Our efforts to comply with these requirements have resulted in, and are likely to continue to result in, an increase in expenses and a diversion of management’s time from other business activities. In addition, if shareholders do not vote to approve our executive compensation practices and/or our equity plan amendments, these actions may interfere with our ability to attract and retain key personnel who are essential to our future success. Given the uncertainty associated with both the results of the existing Dodd-Frank Act requirements and the manner in which additional provisions of the Dodd-Frank Act will be implemented by various regulatory agencies and through regulations, the full extent of the impact of such requirements on our operations is unclear. Accordingly, the changes resulting from the Dodd-Frank Act may impact the profitability of business activities, require changes to certain business practices, or otherwise adversely affect our financial condition, results of operations, cash flows, the quoted trading price of our securities and our ability to satisfy our debt service obligations and to pay dividends and distributions to our shareholders.
In addition, U.S. Government, Federal Reserve, U.S. Treasury and other governmental and regulatory bodies may take other actions to address the financial crisis. Additionally, the new U.S. presidential administration and Congress may take actions, whether through legislation, regulation, or administrative action, that would amend or repeal some or all of Dodd-Frank and/or other financial services legislation enacted in response to the financial crisis. While we cannot predict whether or when such actions may occur, such actions may have an adverse impact on our business, results of operations and financial condition.
Changes in Federal, State or Local Tax Laws and International Trade Agreements Could Adversely Affect Our Business
From time to time, changes in federal, state and local tax laws or regulations are enacted. These changes could impact the rates paid for items such as income, real estate, sales or other taxes. A shortfall in tax revenues for states and municipalities in which we operate may lead to an increase in the frequency and amounts of such changes. If such changes occur, we may be required to pay additional taxes on our assets, equity or income. Such changes could also impact our tenants as well as individual customers of those tenants, which could impact our ability to lease space in our properties. This in turn could materially and adversely affect our results of operations and cash flows.
New laws or regulations, or changes in existing laws or regulations, or the manner of their interpretation or enforcement, could increase our cost of doing business and restrict our ability to operate our business or execute our strategies. In particular, there may be significant changes in U.S. laws and regulations and existing international trade agreements by the new U.S. presidential administration that could affect a wide variety of industries and businesses, including those businesses we own and operate. It remains unclear what the new U.S. presidential administration will do, if anything, with respect to existing laws, regulations, or trade agreements. If the new U.S. presidential administration materially modifies U.S. laws and regulations and international trade agreements, our business, financial condition, and results of operations could be affected.
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
While we maintain some of our own critical information technology systems, we also depend on third parties to provide important information technology services relating to several key business functions, such as payroll, human resources, electronic communications and certain finance functions. Although we along with such third parties employ a number of measures to prevent, detect and mitigate these threats, including password protection, firewalls, backup servers, threat monitoring and periodic penetration testing, there is no guarantee such efforts will be successful in preventing a data breach. Furthermore, the security measures employed by third-party service providers may prove to be ineffective at preventing breaches of their systems.
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
Shareholder Activism Efforts Could Cause a Material Disruption to Our Business
We recently received communications and inquiries from investors regarding the governance and strategic direction of our Company, including matters related to the reclassification of our Common Stock. While we have agreed to submit a Common Stock reclassification proposal at our 2017 Annual Meeting of Shareholders, other investors could take steps to involve themselves in the governance and strategic direction of our Company. Such investor activism could result in uncertainty of the direction of the Company, substantial costs and diversion of management’s attention and resources, which could harm our business, hinder execution of our business strategy and initiatives, create adverse volatility in the market price of our common stock, and make it difficult to attract and retain qualified personnel and business partners.

RISKS RELATED TO OUR ORGANIZATIONAL STRUCTURE
The Ratner, Miller and Shafran Families Own a Controlling Interest in the Company, and Those Interests May Differ from Other Shareholders
Our authorized common stock consists of Class A common stock and Class B common stock. The economic rights of each class of common stock are identical, but the voting rights differ. The Class A common stock, voting as a separate class, is entitled to elect 25% of the members of our Board of Directors, while the Class B common stock, voting as a separate class, is entitled to elect the remaining members of our Board of Directors. On all other matters, the Class A common stock and Class B common stock vote together as a single class, with each share of our Class A common stock entitled to one vote per share and each share of Class B common stock entitled to ten votes per share. At January 31, 2017, members of the Ratner, Miller and Shafran families, which include members of our current board of directors and executive officers, owned 92.4% of the Class B common stock. RMS, Limited Partnership (“RMS LP”), which owned approximately 68.6% of the Class B common stock, is a limited partnership, comprised of interests of these families, with seven individual general partners, currently consisting of:

•	Samuel H. Miller, Co-Chairman Emeritus of our Board of Directors;

•	Charles A. Ratner;

•	Ronald A. Ratner, Executive Vice President - Development and a Director;

•	Brian J. Ratner, Executive Vice President and a Director;

•	Deborah Ratner Salzberg, Executive Vice President and a Director;

•	Joan K. Shafran; and

•	Abraham Miller.
Charles A. Ratner, James A. Ratner, Chairman of our Board of Directors, and Ronald A. Ratner are brothers. Albert B. Ratner, Co‑Chairman Emeritus of our Board of Directors, is the father of Brian J. Ratner and Deborah Ratner Salzberg and is first cousin to Charles A. Ratner, James A. Ratner, Ronald A. Ratner, Joan K. Shafran and Bruce C. Ratner, Executive Vice President. Samuel H. Miller was married to Ruth Ratner Miller (now deceased), a sister of Albert B. Ratner, and is the father of Abraham Miller. General partners holding 60% of the total voting power of RMS LP determine how to vote the Class B common stock held by RMS LP. No person may transfer his or her interest in the Class B common stock held by RMS LP without complying with various rights of first refusal.
In addition, at January 31, 2017, members of these families collectively owned 3.7% of the Class A common stock. As a result of their ownership in Forest City, these family members and RMS LP have the ability to elect a majority of our Board of Directors and to control our management and policies. Generally, they have the power to control 42% of the votes and, as a result, have a significant influence on the outcome of any corporate transaction or other matters submitted to our shareholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets and may also prevent or cause a change in control of Forest City.
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
Completion of our previously announced reclassification transaction would effectuate a material change in the way shareholders elect members of the Board of Directors. Our failure to complete the reclassification transaction could adversely affect the market price of the Class A Common Stock and/or the Class B Common Stock.
As previously disclosed, at the 2017 annual meeting of our shareholders, we plan to submit a proposal to shareholders to approve a reclassification, by means of an amendment and restatement of our charter, whereby each issued and outstanding share of Class B Common Stock will be reclassified and exchanged into 1.31 shares of Class A Common Stock (the “Reclassification”), which proposal, if submitted, will be voted upon by holders of Class A Common Stock and Class B Common Stock separately as a class. If effectuated, the Reclassification will change the way in which our Board of Directors is elected because, from and after the Reclassification, all of our Directors will be elected by holders of Class A Common Stock.
We cannot be certain that the Reclassification will be completed. If the Reclassification is not completed, our businesses and financial results may be adversely affected, including as follows:

•	we may experience negative reactions from the financial markets, including negative impacts on the market price of shares of Class A Common Stock and/or Class B Common Stock; and

•	we will have expended substantial time and resources that could otherwise have been spent on our existing businesses and the pursuit of other opportunities that could have been beneficial to us.

We Operate Through an Operating Partnership and, as Such, Rely on Funds Received From Our Operating Partnership to Pay Liabilities, and the Interests of Our Shareholders are Structurally Subordinated to All Liabilities and Obligations of Our Operating Partnership and Its Subsidiaries
We hold substantially all of our assets, and conduct substantially all of our business, through Forest City Enterprises, L.P., a Delaware limited partnership (the “Operating Partnership”). Consequently, our ability to service our debt obligations and ability to pay dividends on shares of our common stock is strictly dependent upon the earnings and cash flows of the Operating Partnership, the ability of its direct and indirect subsidiaries to first satisfy their obligations to creditors and the ability of the Operating Partnership to make intercompany distributions to us. Under the Delaware Revised Uniform Limited Partnership Act, the Operating Partnership will be prohibited from making any distribution to us to the extent that at the time of the distribution, after giving effect to the distribution, the total liabilities of the Operating Partnership (other than some non-recourse liabilities and certain liabilities to the partners in the Operating Partnership) would exceed the fair value of the Operating Partnership’s assets.
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

Our UPREIT Structure May Increase the Costs of Managing the Company and the Operational Complexity and Risk of Our Corporate Structure
The conversion of our predecessor, Forest City Enterprises, Inc., to the Operating Partnership may result in us incurring more costs than Forest City Enterprises, Inc. historically incurred, including professional expenses related to general and administrative, accounting, tax, consulting, audit and legal costs. There can be no assurance that our business plan and future expected growth will make up for any increase in general and administrative expenses. Further, we are structured as an UPREIT and as such, our operations are more complex than those of Forest City Enterprises, Inc. prior to the REIT conversion; this complexity may introduce other operational risks that previously did not exist and cannot reasonably be anticipated, and such risks may have a material adverse impact on our business, operations and/or financial condition.
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

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
Our Corporate headquarters are located in Cleveland, Ohio. Our core markets include Boston, Chicago, Dallas, Denver, Los Angeles, Philadelphia, and the greater metropolitan areas of New York City, San Francisco and Washington D.C.
The following presents information as of December 31, 2016 on our portfolio of real estate assets by operating segment including 2016 property openings, recently opened properties/redevelopment and projects under construction included in our Development segment, by product type, broken out by consolidated and unconsolidated assets.

Projects Under Construction
December 31, 2016

In addition to the growth in our operating portfolio through improved NOI at our existing properties, we have used development as a primary source of growth in our real estate operations. The following tables summarize projects under construction as of December 31, 2016 and properties we have opened during the year ended December 31, 2016.

		Anticipated
		Opening	Legal	Consolidated (C)	Cost at	Cost Incurred to Date (b)		No. of		Lease %
	Location	Date	Ownership %	Unconsolidated (U)	Completion (a)	Consolidated	Unconsolidated	Units	GLA	(c)
					(in millions)
Projects Under Construction
Apartments:
Arizona State Retirement System Joint Venture:
Eliot on 4th	Washington, D.C.	Q1-17	25%	C	$143.7	$103.2	$0.0	365	5,000
Broadway and Hill	Los Angeles, CA	Q3-17	25%	C	140.4	109.7	0.0	391	15,000
West Village II	Dallas, TX	Q1-18/Q2-18	25%	C	122.1	38.7	0.0	389	4,250
					$406.2	$251.6	$0.0	1,145	24,250
Greenland Joint Venture (d):
535 Carlton (e)	Brooklyn, NY	Q1-17/Q4-17	30%	U	$168.1	$0.0	$156.4	298	—
550 Vanderbilt (condominiums)	Brooklyn, NY	Q1-17/Q3-17	30%	U	362.7	0.0	274.3	278	7,000
38 Sixth Ave	Brooklyn, NY	Q2-17/Q2-18	30%	U	202.7	0.0	145.7	303	28,000
Pacific Park - Parking (f)	Brooklyn, NY	Q1-17/Q1-18	30%	U	46.2	0.0	34.8	—	—
					$779.7	$0.0	$611.2	879	35,000
Town Center Wrap	Denver, CO	Q2-17/Q4-17	95%	C	93.1	40.1	0.0	399	7,000
Hudson Exchange	Jersey City, NJ	Q3-17/Q1-18	50%	U	214.3	0.0	136.6	421	9,000
Ballston Quarter Residential	Arlington, VA	Q3-18/Q1-19	51%	U	178.3	0.0	25.3	406	53,000
					$1,671.6	$291.7	$773.1	3,250	128,250
Office:
The Bridge at Cornell Tech	Roosevelt Island, NY	Q2-17	100%	C	$164.1	$110.5	$0.0	—	235,000	43%

Retail:
The Yards - District Winery	Washington, D.C.	Q4-17	100%	C	$10.6	$6.5	$0.0	—	16,150	100%
Ballston Quarter Redevelopment	Arlington, VA	Q3-18	51%	U	83.1	0.0	27.8	—	307,000	39%
					$93.7	$6.5	$27.8	—	323,150
Total Projects Under Construction					$1,929.4	$408.7	$800.9

See footnotes on the following page.

Property Openings
December 31, 2016

	Location	Date Opened	Legal Ownership %	Consolidated (C) Unconsolidated (U)	Cost at Completion (a)	No. of Units	GLA	Lease % (c)
					(in millions)
2016 Property Openings
Apartments:

461 Dean Street (g)	Brooklyn, NY	Q3-16/Q1-17	100%	C	$195.6	363	4,000	19%
The Bixby (g)	Washington, D.C.	Q3-16/Q1-17	25%	U	59.2	195	—	56%
Kapolei Lofts (h)	Kapolei, HI	Q3-15/Q3-16	100%	C	149.5	499	—	55%
Arizona State Retirement System Joint Venture:
NorthxNorthwest (g)	Philadelphia, PA	Q4-16/Q1-17	25%	C	$115.0	286	—	9%
Blossom Plaza	Los Angeles, CA	Q2-16	25%	C	100.6	237	19,000	79%
The Yards - Arris	Washington, D.C.	Q1-16	25%	C	143.2	327	20,000	82%
					$358.8	850	39,000

Aster Town Center North	Denver, CO	Q4-15/Q1-16	90%	C	23.4	135	—	98%
					$786.5	2,042	43,000
Office:
1812 Ashland Ave	Baltimore, MD	Q2-16	85%	C	$61.2	—	164,000	75%
300 Massachusetts Ave	Cambridge, MA	Q1-16	50%	U	175.6	—	246,000	99%
					$236.8	—	410,000
Total Property Openings					$1,023.3

(a)	Represents estimated project costs to achieve stabilization. Amounts exclude capitalized interest not allocated to the underlying joint venture.

(b)	Represents total capitalized project costs incurred to date, including all capitalized interest related to the development project.

(c)	Lease commitments as of February 20, 2017.

(d)
During 2016, the Company recorded an impairment of $299.3 million related to our equity method investment in the Greenland Joint Venture, of which $33.3 million was allocated to the under construction assets listed above. Costs at completion and incurred to date have not been adjusted by the impairment as the amounts represent costs at 100%.

(e)	In January 2017, the property received 51 of 298 tenant certificates of occupancy.

(f)	Expected to include 370 parking spaces.

(g)
As of December 31, 2016, these properties are open and have received partial tenant certificates of occupancy, 253 of 363 for 461 Dean Street, 127 of 195 for The Bixby and 162 of 286 for NorthxNorthwest. The remaining tenant certificates of occupancy are expected to be received in Q1-17.

(h)
Kapolei Lofts is an apartment project on land leased to the Company. The Company consolidates the land lessor, who is entitled to a preferred return that currently exceeds anticipated operating cash flow of the project. However, in accordance with the waterfall provisions of the distribution Agreement, the Company expects to share in the net proceeds upon a sale of the project. The payments made under the lease are deemed a preferential return and allocated to noncontrolling interest.

Real Estate Operating Portfolio as of December 31, 2016 - Office Segment

Property Count	Name	Date of Opening/ Acquisition/ Expansion	Legal Ownership (1)	Company Ownership (2)	Consolidated (C) Unconsolidated (U)	Location	Major Tenants	Gross Leasable Area	Gross Leasable Area at Company %
	Life Science
	University Park at MIT
1	26 Landsdowne Street	1987	100%	100%	C	Cambridge, MA	Ariad Pharmaceuticals, Inc.	100,000	100,000
2	35 Landsdowne Street	2002	100%	100%	C	Cambridge, MA	Millennium Pharmaceuticals	202,000	202,000
3	350 Massachusetts Ave	1998	50%	50%	U	Cambridge, MA	Millennium Pharmaceuticals; Star Market	169,000	85,000
4	38 Sidney Street	1989	50%	50%	U	Cambridge, MA	Sanofi Pasteur Biologics; Blueprint Medicines Corp.	122,000	61,000
5	40 Landsdowne Street	2003	100%	100%	C	Cambridge, MA	Millennium Pharmaceuticals	215,000	215,000
6	45/75 Sidney Street	1999	100%	100%	C	Cambridge, MA	Novartis; Takeda Vaccines	277,000	277,000
7	64 Sidney Street	1990	100%	100%	C	Cambridge, MA	Vericel Corporation; Novartis	126,000	126,000
8	65 Landsdowne Street	2001	100%	100%	C	Cambridge, MA	Partners HealthCare System	122,000	122,000
9	88 Sidney Street	2002	100%	100%	C	Cambridge, MA	Agios Pharmaceuticals	146,000	146,000
10	Johns Hopkins - 855 North Wolfe Street	2008	84%	99%	C	Baltimore, MD	Johns Hopkins; Brain Institute; Howard Hughes Institute; Lieber Institute	279,000	276,000
11	University of Pennsylvania	2004	100%	100%	C	Philadelphia, PA	University of Pennsylvania	122,000	122,000
	Illinois Science and Technology Park (Sold January 2017)
12	4901 Searle	2006	100%	100%	C	Skokie, IL	Northshore University Health System	204,000	204,000
13	4930 Oakton	2006	100%	100%	C	Skokie, IL	Leasing in progress	40,000	40,000
14	8025 Lamon	2006	100%	100%	C	Skokie, IL	Vetter Development Services; Charles River Laboratories	130,000	130,000
15	8045 Lamon	2007	100%	100%	C	Skokie, IL	Astellas; Polyera; Fresenius Kabi USA, LLC; LanzaTech Inc.	159,000	159,000
	Life Science Total							2,413,000	2,265,000
	New York
16	New York Times	2007	100%	100%	C	Manhattan, NY	ClearBridge Advisors, LLC, a Legg Mason Co.; Covington & Burling; Osler Hoskin & Harcourt; Seyfarth Shaw	735,000	735,000
17	Harlem Office	2003	100%	100%	C	Manhattan, NY	Office of General Services-Temporary Disability & Assistance; State Liquor Authority	147,000	147,000
18	Atlantic Terminal Office	2004	100%	100%	C	Brooklyn, NY	Bank of New York; HSBC	400,000	400,000
	MetroTech Campus
19	One MetroTech Center	1991	83%	83%	C	Brooklyn, NY	JP Morgan Chase; National Grid	903,000	745,000
20	Two MetroTech Center	1990	83%	83%	C	Brooklyn, NY	City of New York - Board of Education; City of New York - DoITT; Internal Revenue Service; NYU	517,000	427,000
21	Nine MetroTech Center	1997	85%	85%	C	Brooklyn, NY	City of New York - Fire Department	317,000	269,000
22	Eleven MetroTech Center	1995	85%	85%	C	Brooklyn, NY	City of New York - DoITT; E-911	216,000	184,000
23	Twelve MetroTech Center	2004	100%	100%	C	Brooklyn, NY	National Union Fire Insurance Co.	177,000	177,000
24	Fifteen MetroTech Center	2003	95%	95%	C	Brooklyn, NY	Wellpoint, Inc.; City of New York - HRA	649,000	617,000
25	One Pierrepont Plaza	1988	100%	100%	C	Brooklyn, NY	Morgan Stanley; Mt. Sinai School of Medicine; G.S.A.	762,000	762,000
	New York Total							4,823,000	4,463,000

Real Estate Operating Portfolio as of December 31, 2016 - Office Segment (continued)

Property Count	Name	Date of Opening/ Acquisition/ Expansion	Legal Ownership (1)	Company Ownership (2)	Consolidated (C) Unconsolidated (U)	Location	Major Tenants	Gross Leasable Area	Gross Leasable Area at Company %
	Other Office
26	Ballston Common Office Center	2005	100%	100%	C	Arlington, VA	US Coast Guard	176,000	176,000
27	Edgeworth Building	2006	100%	100%	C	Richmond, VA	Hirschler Fleischer; Ernst & Young; Rummel, Klepper & Kahl	139,000	139,000
28	Enterprise Place	1998	50%	50%	U	Beachwood, OH	University of Phoenix; Advance Payroll; PS Executive Centers; Retina Assoc. of Cleveland	131,000	66,000
29	Glen Forest Office Park	2007	100%	100%	C	Richmond, VA	The Brinks Co.; Bon Secours Virginia HealthSource; CAPTECH Ventures	563,000	563,000
30	Fidelity Investments	2008/2009	80%	80%	C	Albuquerque, NM	Fidelity Investments	210,000	168,000
31	Post Office Plaza	1990	100%	100%	C	Cleveland, OH	Chase Home Finance, LLC; Squire Patton Boggs, LLP	477,000	477,000
32	Signature Square I	1986	50%	50%	U	Beachwood, OH	Ciuni & Panichi; Liberty Bank	79,000	40,000
33	Signature Square II	1989	50%	50%	U	Beachwood, OH	Pro Ed Communications; Goldberg Co.; Resilience Management	82,000	41,000
	Station Square
34	Commerce Court	2007	100%	100%	C	Pittsburgh, PA	US Bank; Wesco Distributors; Cardworks Services; Marc USA	375,000	375,000
35	Landmark Building	1994/2002	100%	100%	C	Pittsburgh, PA	Innovu; Grand Concourse Restaurant	84,000	84,000
36	Westfield San Francisco Centre - Emporium Office	2006	50%	50%	U	San Francisco, CA	San Francisco State University; Cruncyroll Inc.; TRUSTe, Inc.	242,000	121,000
	Other Office Total							2,558,000	2,250,000
	Total Office Buildings at December 31, 2016							9,794,000	8,978,000
	Total Office Buildings at December 31, 2015							10,454,000	9,633,000
	Consolidated Office Buildings Total							8,969,000	8,564,000
	Unconsolidated Office Buildings Total							825,000	414,000
	Total Office Buildings							9,794,000	8,978,000

Real Estate Operating Portfolio as of December 31, 2016 - Retail Segment

Property Count	Name	Date of Opening/ Acquisition/ Expansion	Legal Ownership (1)	Company Ownership (2)	Consolidated (C) Unconsolidated (U)	Location	Major Tenants/Anchors	Total Square Feet	Total Square Feet at Company %	Gross Leasable Area	Gross Leasable Area at Company %
	Regional Malls
1	Antelope Valley Mall	1990/1999/ 2014/2015	51%	51%	U	Palmdale, CA	Macy’s; Sears; JCPenney; Dillard’s; Forever 21; Cinemark Theatre; Dick’s Sporting Goods	1,184,000	604,000	653,000	333,000
2	Boulevard Mall	1996/2000/2015	100%	100%	C	Amherst, NY	JCPenney; Macy’s; Sears; Michael’s; Dick’s Sporting Goods	962,000	962,000	385,000	385,000
3	Charleston Town Center	1983	26%	26%	U	Charleston, WV	Macy’s; JCPenney; Sears; Brickstreet Insurance	892,000	227,000	347,000	88,000
4	Galleria at Sunset	1996/2002/2015	51%	51%	U	Henderson, NV	Dillard’s; Macy’s; JCPenney; Dick’s Sporting Goods; Kohl’s	1,599,000	815,000	444,000	226,000
5	Mall at Robinson	2001	51%	51%	U	Pittsburgh, PA	Macy’s; Sears; JCPenney; Dick’s Sporting Goods	900,000	459,000	383,000	195,000
6	Promenade Temecula	1999/2002/2009	51%	51%	U	Temecula, CA	JCPenney; Sears; Macy’s; Edwards Cinema	1,279,000	652,000	544,000	277,000
7	Shops at Northfield Stapleton	2005/2006	100%	100%	C	Denver, CO	Bass Pro Shops; Target; Harkins Theatre; JCPenney; Macy’s	1,125,000	1,125,000	672,000	672,000
8	Shops at Wiregrass	2008	51%	51%	U	Tampa, FL	JCPenney; Dillard’s; Macy’s; Barnes & Noble	747,000	381,000	358,000	183,000
9	Short Pump Town Center	2003/2005	34%	34%	U	Richmond, VA	Nordstrom; Macy’s; Dillard’s; Dick’s Sporting Goods	1,341,000	456,000	717,000	244,000
10	South Bay Galleria	1985/2001/2014	51%	51%	U	Redondo Beach, CA	Macy’s; Kohl’s; AMC Theatres	960,000	490,000	477,000	243,000
11	Victoria Gardens	2004/2007	51%	51%	U	Rancho Cucamonga, CA	Bass Pro Shops; Macy’s; JCPenney; AMC Theatres	1,403,000	716,000	862,000	440,000
12	Westchester’s Ridge Hill	2011/2012	49%	49%	U	Yonkers, NY	Lord & Taylor; WESTMED Medical Group; Apple; LA Fitness; Whole Foods; Dick’s Sporting Goods; National Amusements’ Cinema de Lux; Legoland; Lowe’s (2017 opening)	1,271,000	623,000	1,271,000	623,000
13	Westfield San Francisco Centre	2006	50%	50%	U	San Francisco, CA	Nordstrom; Bloomingdale’s; Century Theatres	1,184,000	592,000	533,000	267,000
	Regional Malls Total							14,847,000	8,102,000	7,646,000	4,176,000

Real Estate Operating Portfolio as of December 31, 2016 - Retail Segment (continued)

Property Count	Name	Date of Opening/ Acquisition/ Expansion	Legal Ownership (1)	Company Ownership (2)	Consolidated (C) Unconsolidated (U)	Location	Major Tenants/Anchors	Total Square Feet	Total Square Feet at Company %	Gross Leasable Area	Gross Leasable Area at Company %
	Specialty Retail Centers
14	42nd Street	1999	51%	51%	U	Manhattan, NY	AMC Theatres; Madame Tussaud’s Wax Museum; Dave & Buster’s; Ripley’s Believe It or Not!; Modell’s	312,000	159,000	312,000	159,000
15	Atlantic Center	1996	51%	51%	U	Brooklyn, NY	Stop & Shop; Old Navy; Marshall’s; NYC - Dept of Motor Vehicles; Best Buy; Burlington Coat Factory	394,000	201,000	394,000	201,000
16	Atlantic Terminal Mall	2004	51%	51%	U	Brooklyn, NY	Target; Designer Shoe Warehouse; Uniqlo; Chuck E. Cheese’s; Guitar Center	371,000	189,000	371,000	189,000
17	Brooklyn Commons	2004	100%	100%	C	Brooklyn, NY	Lowe’s	151,000	151,000	151,000	151,000
18	Castle Center	2000	51%	51%	U	Bronx, NY	Stop & Shop	63,000	32,000	63,000	32,000
19	Columbia Park Center	1999	38%	38%	U	North Bergen, NJ	Shop Rite; Old Navy; LA Fitness; Shopper’s World; Phoenix Theatres; Big Lots	347,000	133,000	347,000	133,000
20	East River Plaza	2009/2010	50%	50%	U	Manhattan, NY	Costco; Target; Old Navy; Marshall’s; PetSmart; Bob’s Furniture; Aldi; Burlington Coat Factory	523,000	262,000	523,000	262,000
21	Forest Avenue	2000	51%	51%	U	Staten Island, NY	United Artists Theatres	70,000	36,000	70,000	36,000
22	Harlem Center	2002	51%	51%	U	Manhattan, NY	Marshall’s; CVS/Pharmacy; Staples; H&M	126,000	64,000	126,000	64,000
23	Queens Place	2001	51%	51%	U	Queens, NY	Target; Best Buy; Designer Shoe Warehouse; Macy’s Furniture; Macy’s Backstage	455,000	232,000	222,000	113,000
24	Shops at Atlantic Center Site V	1998	100%	100%	C	Brooklyn, NY	Modell’s; PC Richard & Son	47,000	47,000	17,000	17,000
25	Shops at Bruckner Boulevard (Sold January 2017)	1996	51%	51%	U	Bronx, NY	Conway; Old Navy; Marshall’s	116,000	59,000	116,000	59,000
26	Shops at Gun Hill Road	1997	51%	51%	U	Bronx, NY	Home Depot; Chuck E. Cheese’s	147,000	75,000	147,000	75,000
27	Shops at Northern Boulevard	1997	51%	51%	U	Queens, NY	Stop & Shop; Marshall’s; Old Navy; Guitar Center; Raymour & Flanigan Furniture	218,000	111,000	218,000	111,000
28	Shops at Richmond Avenue	1998	51%	51%	U	Staten Island, NY	Staples; Dick’s Sporting Goods	76,000	39,000	76,000	39,000
29	Station Square	1994/2002	100%	100%	C	Pittsburgh, PA	Hard Rock Café; Buca di Beppo; Texas de Brazil; Pittsburgh Riverhounds	153,000	153,000	153,000	153,000
30	The Heights	2000	51%	51%	U	Brooklyn, NY	United Artists Theatres; Barnes & Noble	102,000	52,000	102,000	52,000
	The Yards
31	Boilermaker Shops	2012	100%	100%	C	Washington, D.C.	Willie’s Brew & Que; Bluejacket Brewery	40,000	40,000	40,000	40,000
32	Lumber Shed	2013	100%	100%	C	Washington, D.C.	FC Washington; Osteria Morini; Agua 301	31,000	31,000	31,000	31,000
	Specialty Retail Centers Total							3,742,000	2,066,000	3,479,000	1,917,000
	Total Retail Centers at December 31, 2016							18,589,000	10,168,000	11,125,000	6,093,000
	Total Retail Centers at December 31, 2015							19,109,000	11,660,000	11,646,000	7,395,000

	Consolidated Retail Centers Total							2,509,000	2,509,000	1,449,000	1,449,000
	Unconsolidated Retail Centers Total							16,080,000	7,659,000	9,676,000	4,644,000
	Total Retail Centers							18,589,000	10,168,000	11,125,000	6,093,000

Real Estate Operating Portfolio as of December 31, 2016 - Apartment Segment

Property Count	Name	Date of Opening/ Acquisition/ Expansion	Legal Ownership (1)	Company Ownership (2)	Consolidated (C) Unconsolidated (U)	Location	Leasable Units (3)	Leasable Units at Company % (3)
	Core Market Apartment Communities
	Greater New York City
1	8 Spruce Street	2011/2012	26%	26%	U	Manhattan, NY	899	234
2	500 Sterling Place	2015	100%	100%	C	Brooklyn, NY	77	77
3	DKLB BKLN	2009/2010	51%	51%	U	Brooklyn, NY	365	186
4	Queenswood	1990	94%	94%	C	Corona, NY	296	278
5	Worth Street	2003	50%	50%	U	Manhattan, NY	331	166
							1,968	941
	Boston
6	100 (100 Landsdowne)	2005	100%	100%	C	Cambridge, MA	203	203
7	91 Sidney	2002	100%	100%	C	Cambridge, MA	135	135
8	KBL	1990	3%	100%	C	Cambridge, MA	142	142
9	Loft 23	2005	100%	100%	C	Cambridge, MA	51	51
10	Radian	2014	50%	50%	U	Boston, MA	240	120
							771	651
	Greater Washington D.C.
11	American Cigar Lofts	2000	100%	100%	C	Richmond, VA	174	174
12	Cameron Kinney Lofts	2007	100%	100%	C	Richmond, VA	259	259
13	Consolidated Carolina Lofts	2003	100%	100%	C	Richmond, VA	166	166
14	Cutter’s Ridge	2006	100%	100%	C	Richmond, VA	12	12
15	Grand	1999	43%	43%	U	North Bethesda, MD	552	236
16	Lucky Strike Lofts	2008	100%	100%	C	Richmond, VA	131	131
17	Lenox Club	1991	48%	48%	U	Arlington, VA	386	183
18	Lenox Park	1992	48%	48%	U	Silver Spring, MD	407	193
	The Yards
19	Foundry Lofts	2011	80%	100%	C	Washington, D.C.	170	170
20	Twelve12 (4)	2014	80%	100%	C	Washington, D.C.	218	218
							2,475	1,742
	Los Angeles
21	Metro 417	2005	100%	100%	C	Los Angeles, CA	277	277
22	The Met	1989	100%	100%	C	Los Angeles, CA	270	270
							547	547
	Greater San Francisco
23	2175 Market Street	2014	25%	25%	C	San Francisco, CA	88	22
24	Bayside Village	1988-1989	50%	50%	C	San Francisco, CA	862	431
25	Presidio Landmark	2010	100%	100%	C	San Francisco, CA	161	161
26	The Uptown	2008	25%	25%	C	Oakland, CA	665	268	(5)
							1,776	882

Real Estate Operating Portfolio as of December 31, 2016 - Apartment Segment (continued)

Property Count	Name	Date of Opening/ Acquisition/ Expansion	Legal Ownership (1)	Company Ownership (2)	Consolidated (C) Unconsolidated (U)	Location	Leasable Units (3)	Leasable Units at Company % (3)
	Core Market Apartment Communities (continued)
	Chicago
27	1251 South Michigan	2006	1%	100%	C	Chicago, IL	91	91
28	Pavilion	1992	95%	95%	C	Chicago, IL	1,114	1,058
29	Sky55	2006	100%	100%	C	Chicago, IL	411	411
							1,616	1,560
	Philadelphia
30	Drake Tower	1998	95%	95%	C	Philadelphia, PA	284	270
31	Lofts at 1835 Arch	2001	95%	95%	C	Philadelphia, PA	191	182
32	Museum Towers	1997	33%	33%	C	Philadelphia, PA	286	95
33	One Franklin Town	1988	100%	100%	C	Philadelphia, PA	335	335
							1,096	882
	Denver
	Stapleton
34	Aster Conservatory Green	2013-2014	45%	90%	C	Denver, CO	352	317
35	Botanica Eastbridge	2012	90%	90%	C	Denver, CO	118	106
36	The Aster Town Center	2012	90%	90%	C	Denver, CO	85	77
37	Town Center (6)	2004/2007	90%	90%	C	Denver, CO	298	268
							853	768
	Dallas
38	3700M	2014	25%	25%	U	Dallas, TX	381	95
39	Mercantile Place on Main	2008	100%	100%	C	Dallas, TX	366	366
40	The Continental	2013	90%	100%	C	Dallas, TX	203	203
41	The Wilson	2007	100%	100%	C	Dallas, TX	135	135
							1,085	799
	Core Market Apartment Communities Total						12,187	8,772

Real Estate Operating Portfolio as of December 31, 2016 - Apartment Segment (continued)

Property Count	Name	Date of Opening/ Acquisition/ Expansion	Legal Ownership (1)	Company Ownership (2)	Consolidated (C) Unconsolidated (U)	Location	Leasable Units (3)	Leasable Units at Company % (3)
	Non-Core Market Apartment Communities
42	1111 Stratford	2013-2014	100%	100%	C	Stratford, CT	128	128
43	Big Creek	1996-2001	50%	50%	U	Parma Heights, OH	516	258
44	Camelot Towers	1967	50%	50%	U	Parma Heights, OH	151	76
45	Cherry Tree	1996-2000	100%	100%	C	Strongsville, OH	444	444
46	Chestnut Lake	1969	100%	100%	C	Strongsville, OH	789	789
47	Cobblestone Court Apartments	2006-2009	50%	50%	U	Painesville, OH	400	200
48	Copper Tree Apartments	1998	50%	50%	U	Mayfield Heights, OH	342	171
49	Deer Run	1987-1990	46%	46%	U	Twinsburg, OH	562	259
50	Easthaven at the Village	1994/1995	100%	100%	C	Beachwood, OH	360	360
51	Hamel Mill Lofts	2008-2010	90%	100%	C	Haverhill, MA	305	305
52	Hamptons	1969	50%	50%	U	Beachwood, OH	651	326
53	Heritage	2002	100%	100%	C	San Diego, CA	230	230
54	Hummingbird Pointe Apartments	1972-1973	100%	100%	C	Parma, OH	406	406
55	Hunter’s Hollow	1990	50%	50%	U	Strongsville, OH	208	104
56	Independence Place I	1973	50%	50%	C	Parma Heights, OH	202	101
57	Independence Place II	2003	100%	100%	C	Parma Heights, OH	200	200
58	Knolls	1995	100%	100%	C	Orange, CA	260	260
59	Liberty Hills Apartments	1979-1986	50%	50%	U	Solon, OH	396	198
60	Midtown Towers	1969	100%	100%	C	Parma, OH	635	635
61	North Church Towers and Gardens	2009	100%	100%	C	Parma Heights, OH	399	399
62	Pine Ridge Apartments	1967-1974, 2005-2007	50%	50%	U	Willoughby Hills, OH	1,309	655
63	River Lofts at Ashton Mill	2005	100%	100%	C	Cumberland, RI	193	193
64	Settler’s Landing Apartments	2000-2004	50%	50%	U	Streetsboro, OH	408	204
65	Stratford Crossings	2007-2010	100%	100%	C	Wadsworth, OH	348	348
66	Surfside Towers	1970	50%	50%	U	Eastlake, OH	246	123
67	Tamarac	1990-2001	50%	50%	U	Willoughby, OH	642	321
68	Winchester Lofts	2014-2015	65%	100%	C	New Haven, CT	158	158
	Non-Core Market Apartment Communities Total						10,888	7,851
	Apartment Communities Total						23,075	16,623

	Consolidated Apartment Communities Total						13,683	12,315
	Unconsolidated Apartment Communities Total						9,392	4,308
	Apartment Communities Total						23,075	16,623

Real Estate Operating Portfolio as of December 31, 2016 - Apartment Segment (continued)

Property Count	Name	Date of Opening/ Acquisition/ Expansion	Legal Ownership (1)	Company Ownership (2)	Location	Leasable Units (3)	Leasable Units at Company % (3)
	Consolidated Federally Assisted Housing
1	Brookview Place	1979	13%	100%	Dayton, OH	232	232
2	Cedar Place	1974	4%	100%	Lansing, MI	220	220
3	Perrytown Place	1973	22%	100%	Pittsburgh, PA	231	231
	Unconsolidated Federally Assisted Housing
4	Autumn Ridge Village	2002	100%	100%	Sterling Heights, MI	251	251
5	Bowin Place	1998	95%	95%	Detroit, MI	193	183
6	Brookpark Place (Sold January 2017)	1976	100%	100%	Wheeling, WV	152	152
7	Buckeye Towers	1976	16%	16%	New Boston, OH	120	18
8	Burton Place	2000	90%	90%	Burton, MI	200	180
9	Cambridge Towers	2002	100%	100%	Detroit, MI	250	250
10	Canton Towers	1978	16%	16%	Canton, OH	199	31
11	Carl D. Perkins	2002	100%	100%	Pikeville, KY	150	150
12	Casa Panorama	1978	99%	99%	Panorama City, CA	154	152
13	Citizen’s Plaza	1981	18%	100%	New Kensington, PA	101	101
14	Connellsville Towers	1981	28%	28%	Connellsville, PA	111	31
15	Coraopolis Towers (Sold January 2017)	2002	80%	80%	Coraopolis, PA	200	160
16	Donora Towers	2002	100%	100%	Donora, PA	103	103
17	Farmington Place	1980	100%	100%	Farmington, MI	153	153
18	Fenimore Court	1982	9%	50%	Detroit, MI	144	72
19	Fort Lincoln II	1979	45%	45%	Washington, D.C.	176	79
20	Fort Lincoln III & IV	1981	25%	25%	Washington, D.C.	306	76
21	Frenchtown Place	1975	22%	100%	Monroe, MI	151	151
22	Glendora Gardens	1983	2%	46%	Glendora, CA	105	48
23	Grove	2003	100%	100%	Ontario, CA	101	101
24	John Sale Manor	1977	7%	7%	Xenia, OH	118	8
25	Lakeland Place	1998	95%	95%	Waterford, MI	200	190
26	Lima Towers	1977	16%	16%	Lima, OH	200	31
27	Miramar Towers	1980	13%	100%	Los Angeles, CA	157	157
28	Noble Towers	1979	50%	50%	Pittsburgh, PA	133	67
29	North Port Village	1981	31%	31%	Port Huron, MI	251	77
30	Oceanpointe Towers	1980	13%	100%	Long Branch, NJ	151	151
31	Park Place Towers	1975	39%	100%	Mt. Clemens, MI	187	187
32	Pine Grove Manor	1973	19%	100%	Muskegon Township, MI	172	172
33	Plymouth Square Village	2003	100%	100%	Detroit, MI	280	280
34	Potomac Heights Apartments	1981	13%	100%	Keyser, WV	141	141
35	Riverside Towers	1977	10%	100%	Coshocton, OH	100	100
36	Shippan Place	1980	100%	100%	Stamford, CT	148	148

Real Estate Operating Portfolio as of December 31, 2016 - Apartment Segment (continued)

Property Count	Name	Date of Opening/ Acquisition/ Expansion	Legal Ownership (1)	Company Ownership (2)	Location	Leasable Units (3)	Leasable Units at Company % (3)
	Unconsolidated Federally Assisted Housing (continued)
37	St. Mary’s Villa (Sold February 2017)	2002	44%	44%	Newark, NJ	360	159
38	The Springs	1981	13%	100%	La Mesa, CA	129	129
39	Tower 43	2002	100%	100%	Kent, OH	101	101
40	Towne Centre Place	1975	18%	100%	Ypsilanti, MI	170	170
41	Village Center (Sold February 2017)	1983	100%	100%	Detroit, MI	254	254
42	Village Square	1978	100%	100%	Williamsville, NY	100	100
43	Ziegler Place	1978	100%	100%	Livonia, MI	141	141
	Federally Assisted Housing Total					7,496	5,888
	Combined Apartments Total					30,571	22,511
	Federally Subsidized Housing (Total of 4 Buildings)					623
	Total Apartment Units at December 31, 2016					31,194
	Total Apartment Units at December 31, 2015					31,441

Real Estate Operating Portfolio as of December 31, 2016 - Development Segment

Property Count	Name	Date of Opening/ Acquisition/ Expansion	Legal Ownership (1)	Company Ownership (2)	Consolidated (C) Unconsolidated (U)	Location	Major Tenants/Anchors	Total Square Feet	Total Square Feet at Company %	Gross Leasable Area	Gross Leasable Area at Company %
	Office Buildings
1	1812 Ashland Ave	2016	85%	100%	C	Baltimore, MD	Johns Hopkins University			164,000	164,000
2	300 Massachusetts Ave	2016	50%	50%	U	Cambridge, MA	Millennium Pharmaceuticals			246,000	123,000
										410,000	287,000
	Regional Mall
1	Ballston Quarter	1986/1999	51%	51%	U	Arlington, VA	Macy’s; Sport & Health; Regal Cinemas	578,000	295,000	310,000	158,000

Property Count	Name	Date of Opening/ Acquisition/ Expansion	Legal Ownership (1)	Company Ownership (2)	Consolidated (C) Unconsolidated (U)	Location	Leasable Units (3)	Leasable Units at Company % (3)
	Apartment Communities
1	461 Dean Street	2016	100%	100%	C	Brooklyn, NY	363	363
	Stapleton
2	Aster Town Center North	2015-2016	90%	90%	C	Denver, CO	135	122
3	Blossom Plaza	2016	25%	25%	C	Los Angeles, CA	237	59
4	Kapolei Lofts	2015-2016	100%	0%	C	Kapolei, HI	499	—
5	NorthxNorthwest	2016-2017	25%	25%	C	Philadelphia, PA	286	72
6	The Bixby	2016	25%	25%	U	Washington, D.C.	195	39	(7)
	The Yards
7	Arris	2016	25%	25%	C	Washington, D.C.	327	82
	Total Apartment Units at December 31, 2016						2,042	737

(1)	Represents our actual equity ownership in the underlying property, rounded to the nearest whole percent.

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

(3)	Represents 100% of the leasable units in the apartment community. Leasable units at company ownership % represent the total leasable units multiplied by the company ownership percent.

(4)	Includes 88,000 square feet of retail GLA and GLA at Company %. Major tenants include Harris Teeter Grocery and VIDA Fitness.

(5)	Represents 25% of 530 market rate units and 100% of 135 affordable units.

(6)	Includes 98,000 square feet of retail GLA (88,000 square feet at Company %). Major tenants include King Soopers, Walgreen’s, Casey’s Pub, Chipotle, SDC Services Corp., and Exempla, Inc.

(7)	Represents 25% of 156 market rate units and 0% of 39 affordable units.

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
Executive Officers of the Registrant
The following list is included in Part I of this Report in lieu of being included in the Proxy Statement for the 2017 Annual Meeting of Shareholders (the “Annual Meeting”). The names and ages of and positions held by the executive officers of the Company are presented in the following list. Each individual has been appointed to serve for the period which ends on the date of the Annual Meeting.

Name	Age	Current Position
David J. LaRue	55	President, Chief Executive Officer and Director
Robert G. O’Brien	59	Executive Vice President and Chief Financial Officer
Duane F. Bishop	54	Executive Vice President and Chief Operating Officer
Charles D. Obert	51	Senior Vice President, Chief Accounting Officer and Corporate Controller
Geralyn M. Presti (1)	61	Executive Vice President, General Counsel and Secretary
Bruce C. Ratner (2)	72	Executive Vice President
Ronald A. Ratner (2)	69	Executive Vice President - Development and Director
Brian J. Ratner (3)	59	Executive Vice President and Director
Deborah Ratner Salzberg (3)	63	Executive Vice President and Director
Emily J. Holiday	40	Senior Vice President - Human Resources

•	David J. LaRue has been Chief Executive Officer and President since June 2011.

•	Robert G. O’Brien has been Executive Vice President and Chief Financial Officer since April 2008.

•
Duane F. Bishop has been Executive Vice President and Chief Operating Officer since January 1, 2016. He previously served as the Executive Vice President and Chief Operating Officer of the Company’s Commercial Group from 2011 to December 31, 2015.

•	Charles D. Obert has been Senior Vice President and Chief Accounting Officer since September 2011 and Corporate Controller since December 2007.

•	Geralyn M. Presti has been Executive Vice President since June 2012, Secretary since April 2008 and General Counsel since July 2002.

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

•
Emily J. Holiday has been Senior Vice President - Human Resources since January 1, 2016, Director - Talent Management from October 2014 through December 2015 and Vice President - Procurement from April 2011 to October 2014.

(1)	On November 3, 2016, the Company announced that Geralyn M. Presti will resign from her role as Executive Vice President, General Counsel and Secretary in the first quarter of 2017.

(2)	James A. Ratner, the Company’s non-executive Chairman of the Board, and Ronald A. Ratner are brothers. Bruce C. Ratner is first cousin to James A. Ratner and Ronald A. Ratner.

(3)	Brian J. Ratner and Deborah Ratner Salzberg are siblings.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The Company’s Class A and Class B common stock are traded on the New York Stock Exchange (“NYSE”) under the symbols FCEA and FCEB, respectively. At December 31, 2016 and 2015, the market price of the Company’s Class A common stock was $20.84 and $21.93, respectively, and the market price of the Company’s Class B common stock was $26.93 and $21.87, respectively. As of January 31, 2017, the number of registered holders of Class A and Class B common stock was 897 and 329, respectively.
On December 6, 2016, the Company’s Board of Directors approved, and we entered into, a reclassification agreement with RMS LP, the controlling shareholder of the Company's Class B shares (the “Reclassification Agreement”). Pursuant to the Reclassification Agreement, the Board will submit a proposal to eliminate the current dual-class share structure at the Company’s 2017 Annual Meeting of Shareholders. Under the terms of the Reclassification Agreement, each outstanding share of the Company’s Class B Common Stock would be converted into 1.31 shares of Class A Common Stock, with a right to cash in lieu of fractional shares. The completion of the proposed reclassification is subject to customary closing conditions and approval by the Company’s shareholders. Upon completion of this transaction, all outstanding shares will be entitled to one vote per share on all matters brought to the Company’s shareholders, including but not limited to, composition of the entire Board of Directors. If approved, the proposed reclassification is expected to be completed promptly after the Company’s 2017 Annual Meeting of Shareholders. There can be no assurance that the reclassification will occur based on these terms, or at all.
The following tables summarize the quarterly high and low sales prices per share of the Company’s Class A and Class B common stock as reported by the NYSE and the dividends declared per common share:

	Quarter Ended
	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
Market price range of common stock
Class A
High	$23.08	$24.22	$23.56	$22.22
Low	$17.79	$22.24	$20.50	$16.44
Class B
High	$28.41	$24.84	$23.20	$22.50
Low	$18.00	$22.29	$20.60	$16.59
Quarterly dividends declared per common share, Class A and Class B	$0.06	$0.06	$0.06	$0.06
Special, one-time distribution declared per share, Class A and Class B	$—	$—	$—	$0.10
	Quarter Ended
	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
Market price range of common stock
Class A
High	$23.73	$23.96	$25.88	$25.90
Low	$20.12	$19.34	$22.07	$20.68
Class B
High	$23.82	$23.83	$25.83	$25.81
Low	$19.97	$19.76	$22.50	$20.74
Quarterly dividends declared per common share, Class A and Class B	$—	$—	$—	$—
To maintain our qualification as a REIT, we must annually distribute to our shareholders an amount equal to at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gains. We commenced paying regular distributions in 2016. The amount, timing and frequency of future distributions, however, will be at the sole discretion of our Board of Directors and will be declared based upon various factors, many of which are beyond our control, including, our financial condition and operating cash flows, the amount required to maintain REIT status and reduce any income and excise taxes that we otherwise would be required to pay, limitations on distributions in our existing and future debt instruments, our ability to utilize net operating losses to offset, in whole or in part, our distribution requirements, limitations on our ability to fund distributions using cash generated through our TRSs and other factors our Board of Directors may deem relevant.
Prior to the taxable year ended December 31, 2016, our predecessor, Forest City Enterprises, Inc., operated as a C corporation. A REIT is not permitted to retain earnings and profits (“E&P”) accumulated during the periods when the company or its predecessor was taxed as a C corporation or accumulated by the company’s or its predecessor’s TRS not converted to a qualified REIT subsidiary. We were required to make one or more distributions to our shareholders that equals or exceeds our accumulated positive E&P.

For the three months ended December 31, 2016, there were no unregistered issuances of stock.
The following table reflects repurchases of Class A common stock for the three months ended December 31, 2016:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Amount that May Yet Be Purchased Under the Plans or Programs
Class A Common Stock
October 1 through October 31, 2016
Common Stock Repurchase Program (1)	—	$—	—	$100,000,000
Employee Transactions (2)	5,323	$22.36	—
November 1 through November 30, 2016
Common Stock Repurchase Program (1)	—	$—	—	$100,000,000
Employee Transactions (2)	—	$—	—
December 1 through December 31, 2016
Common Stock Repurchase Program (1)	—	$—	—	$100,000,000
Employee Transactions (2)	—	$—	—
Total
Common Stock Repurchase Program (1)	—	$—	—	$100,000,000
Employee Transactions (2)	5,323	$22.36	—

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

The following graph shows a comparison of cumulative total return for the period from January 31, 2012 through December 31, 2016 among the Company’s Class A and Class B Common Stock, Standard & Poor’s 500 Stock Index (“S&P 500®”) and the Dow Jones U.S. Real Estate Index. The cumulative total return is based on a $100 investment on January 31, 2012 and the subsequent change in market prices of the securities at each respective fiscal year end. It also assumes dividends, if applicable, were reinvested quarterly.

CUMULATIVE TOTAL RETURN
Based upon an initial investment of $100 on January 31, 2012 with dividends reinvested

$300
$250
$200
$150
$100
$50
$0
January - 12
January - 13
December - 13
December - 14
December - 15
December - 16
Forest City Realty Trust, Inc. Class A
Forest City Realty Trust, Inc. Class B
S&P 500®
Dow Jones US Real Estate

	Jan-12	Jan-13	Dec-13	Dec-14	Dec-15	Dec-16
Forest City Realty Trust Inc. Class A	$100	$129	$145	$162	$167	$161
Forest City Realty Trust Inc. Class B	$100	$128	$144	$162	$166	$208
S&P 500®	$100	$117	$147	$167	$169	$190
Dow Jones US Real Estate Index	$100	$116	$113	$144	$147	$159
For information with respect to securities authorized for issuance under equity compensation plans, see “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Item 6. Selected Financial Data
Financial Position amounts have been adjusted for the retrospective application of the accounting guidance to simplify the presentation of debt issuance costs adopted in 2016. The following data should be read in conjunction with the Company’s financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) included elsewhere in this Form 10-K. The Company’s historical operating results may not be comparable to its future operating results.

	Years Ended			11 Months Ended	Year Ended
	December 31, 2016	December 31, 2015	December 31, 2014	December 31, 2013	January 31, 2013
	(in thousands, except share and per share data)
Operating Results:
Total revenues	$929,483	$978,231	$849,357	$893,740	$999,714
Earnings (loss) from continuing operations attributable to Forest City Realty Trust, Inc.	$(206,583)	$531,552	$(7,862)	$34,595	$(16,779)
Earnings (loss) from discontinued operations attributable to Forest City Realty Trust, Inc.	48,181	(35,510)	267	(39,902)	53,204
Net earnings (loss) attributable to Forest City Realty Trust, Inc.	$(158,402)	$496,042	$(7,595)	$(5,307)	$36,425
Diluted Earnings per Common Share:
Earnings (loss) from continuing operations attributable to Forest City Realty Trust, Inc.	$(0.80)	$2.10	$(0.04)	$0.17	$(0.28)
Earnings (loss) from discontinued operations attributable to Forest City Realty Trust, Inc.	0.19	(0.13)	—	(0.20)	0.30
Net earnings (loss) attributable to Forest City Realty Trust, Inc.	$(0.61)	$1.97	$(0.04)	$(0.03)	$0.02
Weighted Average Diluted Shares Outstanding	258,509,970	250,848,286	198,480,783	194,031,292	172,621,723
Cash dividend declared and paid per share-Class A and B Common Stock	$0.24	$—	$—	$—	$—
Special, one-time distribution declared and paid per share-Class A and B Common Stock	$0.10	$—	$—	$—	$—

	December 31, 2016	December 31, 2015	December 31, 2014	December 31, 2013	January 31, 2013
	(in thousands)
Financial Position:
Consolidated assets	$8,228,597	$9,923,150	$8,731,352	$8,874,117	$10,517,729
Real estate, at cost (1)	7,915,565	9,613,342	8,328,987	8,475,571	10,026,010
Long-term debt, net, primarily nonrecourse mortgages and notes payable, net (1)	3,566,282	4,662,342	4,854,613	5,201,598	6,678,926

(1)	Includes applicable balances associated with assets and liabilities held for sale, land held for divestiture and development project held for sale.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Corporate Description
We principally engage in the operation, development, management and acquisition of office, retail and apartment real estate and land throughout the United States. We have approximately $8.2 billion of consolidated assets in 20 states and the District of Columbia at December 31, 2016. Our core markets include Boston, Chicago, Dallas, Denver, Los Angeles, Philadelphia, and the greater metropolitan areas of New York City, San Francisco and Washington D.C. We have regional offices in Boston, Dallas, Denver, Los Angeles, New York City, San Francisco, Washington, D.C., and our corporate headquarters in Cleveland, Ohio.
We recently completed an internal reorganization and began presenting reportable segments based on this new structure for the reporting period ended September 30, 2016. The new structure is organized around our real estate operations, real estate development and corporate support service functions. Prior periods have been recast to conform to the current period’s reportable segment presentation.
Real Estate Operations represents the performance of our core rental real estate portfolio and is comprised of the following reportable operating segments:

•	Office - owns, acquires and operates office and life science buildings.

•	Retail - owns, acquires and operates regional malls, specialty/urban retail centers and amenity retail within our mixed-use projects.

•	Apartments - owns, acquires and operates rental properties, including upscale and middle-market apartments, adaptive re-use developments and subsidized senior housing.

The remaining reportable operating segments consist of the following:

•
Development represents the development and construction of office and life science buildings, regional malls, specialty/urban retail centers, amenity retail, apartments, condominiums and mixed-use projects. Included in the Development segment are recently opened operating properties prior to stabilization. Development also includes the horizontal development and sale of land to residential, commercial and industrial customers primarily at our Stapleton project in Denver, Colorado.

•	Corporate is comprised of departments providing executive oversight to the entire company and various support services for Operations, Development and Corporate employees.

•
Other represents the operations of several non-core investments, including the Barclays Center, a sports and entertainment arena located in Brooklyn, New York (“Arena”) (sold in January 2016), our equity method investment in the Brooklyn Nets (the “Nets”) (sold in January 2016), and military housing operations (sold in February 2016).

Segment Transfers
The Development segment includes projects in development, projects under construction along with recently opened operating properties prior to stabilization. Projects will be reported in their applicable operating segment (Office, Retail or Apartments) beginning on January 1 of the year following stabilization. Therefore, the Development segment will continue to report results from recently opened properties until the year-end following initial stabilization. We generally define stabilized properties as achieving 92% or greater occupancy or having been open and operating for one or two years, depending on the size of the project. Once a stabilized property is transferred to the applicable Operations segment on January 1, it will be considered “comparable” beginning with the next January 1, as that will be the first time the property is stabilized in both periods presented.
Company Milestones
2016 Transformational milestones include:

•	Began operating in a manner consistent with REIT qualification rules. We plan to elect to be taxed as a REIT commencing with the taxable year ended December 31, 2016.
In connection with our conversion to a REIT, the following milestones occurred:

◦	Reinstated dividends and declared four quarterly cash dividends of $0.06 per share ($0.24 per share for 2016) on our Common A and Class B common stock (“Common Stock”);

◦	Declared a $0.10 per share cash dividend on our Common Stock, based on the estimated cumulative positive earnings and profits (“E&P”) of our predecessor, Forest City Enterprises, Inc.; and

◦	The MSCI US REIT Index (“RMZ”) added our Class A Common Stock to the RMZ, effective after market closed on February 29, 2016;

•
Completed an internal reorganization and began presenting reportable segments based on this new structure for the reporting period ended September 30, 2016. The new structure is organized around our real estate operations, real estate development and corporate support service functions;

•
Announced our Board of Directors authorized a process to review strategic alternatives for a portion of our retail portfolio. We have been exploring a range of options and expect the review process to be concluded by the end of the first quarter of 2017; and

•
Announced our Board of Directors has authorized, and will recommend that shareholders approve, a proposal to eliminate the Company’s current dual-class share structure. Under the terms of the proposed reclassification, each outstanding share of our Class B Common Stock would be converted into 1.31 shares shares of Class A Common Stock, with a right to cash in lieu of fractional shares. We will be seeking shareholder approval of the reclassification at our 2017 Annual Meeting of Shareholders (“Annual Meeting”), with the proposed reclassification expected to be completed promptly after our 2017 Annual Meeting.

2016 Transactional milestones supporting our transformational efforts include:

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

•	Completed the sale of our interests in entities that develop and manage military family housing. The sale generated net cash proceeds of $208,305,000;

•	Completed the sale of 625 Fulton Avenue, a development site in Brooklyn, New York. The sale generated net cash proceeds of $151,776,000;

•
Entered into joint venture agreements with outside partners, affiliated entities of QIC, one of the largest institutional investment managers in Australia, in the following properties generating net cash proceeds of $100,354,000 along with QIC assuming debt of $230,691,000:

◦	Westchester’s Ridge Hill, a formerly wholly owned regional mall in Yonkers, New York;

◦	Ballston Quarter, a formerly wholly owned regional mall in Arlington, Virginia; and

◦	Shops at Wiregrass, a formerly wholly owned regional mall in Tampa, Florida and a development opportunity adjacent to the Shops at Wiregrass.

•	Generated cash liquidity of $147,537,000 primarily through the sale of operating assets in non-core markets;

•
Executed a master purchase and sale agreement for the sale of our interests in 47 federally assisted housing apartment communities. Sales of individual properties began closing in January 2017. These sales are expected to generate total net cash proceeds of approximately $65,000,000;

•
Entered into separate, privately negotiated agreements to repurchase $81,310,000 and $76,334,000 aggregate principal amount of our 4.25% Senior Notes due 2018 and 3.625% Senior Notes due 2020 for total cash payments of $182,523,000;

•
Entered into a Term Loan Credit Agreement which provided for a $335,000,000 senior unsecured term loan credit facility (“Term Loan Facility”). We borrowed the entire $335,000,000 of available borrowings using the proceeds, along with additional cash on hand, to pay off the $640,000,000 nonrecourse mortgage which encumbered the New York Times office building and was scheduled to mature in 2017;

•	Exercised a portion of the accordion provision on our Revolving Credit Facility and increased the total available borrowings capacity from $500,000,000 to $600,000,000;

•	Completed the phased opening of Aster Town Center North and Kapolei Lofts, apartment communities in Denver, Colorado and Kapolei, Hawaii, respectively;

•	Property openings (including phased openings):

◦	The Yards-Arris, an apartment community in Washington, D.C.;

◦	300 Massachusetts Ave, an office building in Cambridge, Massachusetts;

◦	Blossom Plaza, an apartment community in Los Angeles, California;

◦	1812 Ashland Ave, a life science office building in Baltimore, Maryland;

◦	461 Dean Street, an apartment community in Brooklyn, New York;

◦	The Bixby, an apartment community in Washington, D.C.; and

◦	NorthxNorthwest, an apartment community in Philadelphia, Pennsylvania.

•	Commenced construction and contributed West Village II, an apartment community in Dallas, Texas, into our residential strategic capital partnership with Arizona State Retirement System; and

•	Closed $439,404,000 in nonrecourse mortgage financing transactions.
In addition, subsequent to December 31, 2016, we achieved the following significant milestones:

•	Completed the sale of four of our federally assisted housing apartment communities, consisting of 966 units;

•	Completed the sale of Illinois Science & Technology Park, office buildings in Skokie, Illinois. The sale generated net cash proceeds of approximately $15,000,000;

•	Completed the sale of Shops at Bruckner Boulevard, an unconsolidated specialty retail center in Bronx, New York. The sale generated net cash proceeds of approximately $9,200,000; and

•	Property openings (including phased openings):

◦	535 Carlton, an apartment community in Brooklyn, New York; and

◦	550 Vanderbilt, a condominium community in Brooklyn, New York.

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
Acquisition of Rental Properties
We do periodically acquire operating properties as a method to accelerate growth and may elect to be more active in this area in the future. Our most common method of acquisition has historically been acquiring our joint venture partner’s interest in an individual property or a group of properties. Upon acquisition of a rental property, the purchase price is allocated to net tangible and identified intangible assets acquired based on estimated fair values. Above-market and below-market in-place lease values are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) our estimated fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. Above-market lease values are amortized as a reduction of rental revenues (or rental expense for ground leases in which we are the lessee) over the remaining non-cancelable terms of the respective leases. Below-market lease values are amortized as an increase to rental revenues (or rental expense for ground leases in which we are the lessee) over the remaining non-cancelable terms of the respective leases, including any fixed-rate renewal periods that are probable of being exercised. For our below-market lease and in-place lease intangibles remaining at December 31, 2016 and 2015, we assumed fixed rate renewals for the in-place leases deemed to be below market and include the assumed renewals in the calculation of intangible asset values and related amortization period.
Intangible assets include amounts representing the value of tenant relationships and in-place leases based on our evaluation of each tenant’s lease and our overall relationship with the respective tenant. We estimate the cost to execute leases with terms similar to in-place leases, including leasing commissions, legal and other related expenses. This intangible asset is amortized to expense over the remaining term of the respective lease. Our estimates of value are made using methods similar to those used by independent appraisers or by using independent appraisals. Factors considered by us in this analysis include an estimate of the carrying costs during the expected lease-up periods, current market conditions and costs to execute similar leases. In estimating carrying costs, we include real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods, which primarily range from three to twelve months. We also consider information obtained about each property as a result of our pre-acquisition due diligence, marketing and leasing activities in estimating the fair value of the tangible and intangible assets acquired. We also use the information obtained as a result of our pre-acquisition due diligence in considering any conditional asset retirement obligations, and when necessary, will record a conditional asset retirement obligation as part of our purchase price. The value of in-place leases is amortized over the remaining non-cancelable term of the respective leases and any fixed-rate renewal periods deemed probable. We consider whether there is a value associated with a tenant relationship intangible asset. However, based on the nature of the assets that are typically acquired, it is rare for there to be a value assigned to this intangible asset.
In the event a lease is terminated, the unamortized portion of each related intangible is charged to income or expense, as applicable.
Allowance for Doubtful Accounts
Allowances against our notes and accounts receivables are based on management’s estimate of amounts that will not be realized from cash receipts or any applicable collateral in subsequent periods. Our notes receivable are evaluated individually for allowance purposes. As of December 31, 2016, each of our notes receivables is performing and we expect to collect amounts as they come due, and, as such, interest income on the notes receivables is accrued as earned. If our estimate of expected future cash flows does not accurately reflect actual events, our allowance may be over or understated. Management exercises judgment in establishing these allowances and considers payment history and current credit status in developing these estimates.
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
Noncontrolling interests where we may be required to repurchase the noncontrolling interest at fair value under a put option or other contractual redemption requirement are reported in the mezzanine section of the Consolidated Balance Sheets, as redeemable noncontrolling interest. We adjusted the redeemable noncontrolling interest to redemption value (which approximates fair value) at each balance sheet date with changes recognized as an adjustment to additional paid-in capital. In the event the historical cost of the redeemable noncontrolling interest, which represents initial cost, adjusted for contributions, distributions and the allocation of profits or losses, is in excess of estimated fair value, we record the redeemable noncontrolling interest at historical cost. As of January 29, 2016, the entire redeemable noncontrolling interest was extinguished in connection with the sale of Barclays Center.
Recognition of Revenues
Rental – Lease terms in retail centers and office buildings generally range from 1 to 30 years, excluding leases with certain anchor tenants, which typically are longer. Minimum rents are recognized on a straight-line basis over the non-cancelable term of the lease, which include the effects of rent steps and rent abatements under the leases. Overage rents are recognized after sales thresholds have been achieved. Apartment lease terms are generally one year.
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
Arena (sold in January 2016 and reported in discontinued operations) – The Arena naming rights agreement commenced with the opening of the Arena, had a 20 year term and was subject to certain extension rights. Arena naming rights revenue was recognized on a straight-line basis over the term of the agreement.
Arena founding partner and sponsor agreements entitle the parties to certain sponsorship, promotional, media, hospitality and other rights and entitlements. These agreements expired at various terms ranging from one to seven years and revenue was recognized on a straight-line basis over the term of the agreements.
Arena suite licenses entitle the licensee to the use of a luxury suite in the Arena. The terms of the suite license agreements ranged from one to seven years. Revenue was recognized on a straight-line basis over the term of the agreements.
Ticketing fee revenue was based on the Arena’s share of ticket sale fees in accordance with an agreement with Ticketmaster. Revenue from ticketing fees was deferred and recognized upon settlement of the related event.
Land Sales – Sales of land to residential, commercial and industrial customers, primarily at our Stapleton project, and sales of commercial and residential outlots adjacent to our operating property portfolio are recognized at closing or upon completion of all conditions precedent to the sales contract (whichever is later).
Military Housing (sold in February 2016) – Property management and asset management fees were earned based on a contractual percentage of the annual net rental income and annual operating income, respectively, generated by the military housing projects as defined in the agreements. Additional property management incentive fees were recognized based upon successful completion of criteria set forth in the property management agreements.

Development fees were earned based on a contractual percentage of the actual development costs incurred. Additional development incentive fees were recognized based upon successful completion of criteria, such as incentives to realize development cost savings, encourage small and local business participation, comply with specified safety standards and other project management incentives as specified in the development agreements.
Construction management fees were earned based on a contractual percentage of the actual construction costs incurred. Additional construction incentive fees were recognized based upon successful completion of certain criteria as set forth in the construction contracts.
Real Estate Sales and Assets Held for Sale
The specific timing of a sale transaction and recognition of profit is measured against various criteria in the real estate sales accounting guidance covering the terms of the transaction and any continuing involvement in the form of management or financial assistance associated with the property. If the sales criteria are not met, we defer gain recognition and account for the transaction by applying the deposit, finance, installment or cost recovery methods, as appropriate.
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
Arena Operating (sold in January 2016 and reported in discontinued operations) – Operating expenses related to the Arena were recognized as incurred.
Cost of Land Sales – Cost of land associated with land sales is recognized in the same period as the respective revenue from the sale qualifies for recognition.
Military Housing (sold in February 2016) – Operating expenses related to the Military Housing were recognized as incurred.
Corporate General and Administrative – Expenses related to our Corporate segment are recognized as incurred.
Organizational Transformation and Termination Benefits – Expenses related to our conversion to REIT status, reorganization costs, termination benefits and costs related to various shareholder activism matters are recognized as incurred.
Depreciation and Amortization
Depreciation and amortization is generally computed using the straight-line method over the estimated useful life of the asset. The estimated useful lives of buildings and certain first generation tenant allowances considered by management as a component of the building are 30 to 50 years. Subsequent tenant improvements and those first generation tenant allowances not considered a component of the building are amortized over the lesser of the remaining useful life of the asset or the term of the tenant’s lease. This estimated life is based on the length of time the asset is expected to generate positive operating cash flows. Actual events and circumstances can cause the life of the building and tenant improvement to be different than the estimates made. Additionally, lease terminations can affect the economic life of the tenant improvements.
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

Results of Operations
Net Operating Income
Net Operating Income (“NOI”), a non-GAAP measure, reflects our share of the core operations of our rental real estate portfolio, prior to any financing activity. NOI is defined as revenues less operating expenses at our ownership within our Office, Retail, Apartments and Development segments, except for revenues and cost of sales associated with sales of land held in these segments. The activities of our Corporate and Other segments do not involve the operations of our rental property portfolio and therefore are not included in NOI. Our historical total NOI dollars included our partner’s noncontrolling interest in the revenues and operating expenses of our consolidated subsidiaries. These noncontrolling amounts were excluded in 2016 to only report total NOI dollars at our ownership share. Prior periods were adjusted for comparability purposes. We had consistently removed NOI from non-controlling interests from our comparable NOI percentage calculation, so these calculations do not require adjustment.
We believe NOI provides important information about our core operations and, along with earnings before income taxes, is necessary to understand our business and operating results. Because NOI excludes general and administrative expenses, interest expense, depreciation and amortization, revenues and cost of sales associated with sales of land, other non-property income and losses, and gains and losses from property dispositions, it provides a performance measure that, when compared year over year, reflects the revenues and expenses directly associated with owning and operating office, retail and apartment real estate and the impact to operations from trends in occupancy rates, rental rates, and operating costs, providing a perspective on operations not immediately apparent from net income. We use NOI to evaluate our operating performance on a portfolio basis since NOI allows us to evaluate the impact that factors such as occupancy levels, lease structure, rental rates, and tenant mix have on our financial results. Investors can use NOI as supplementary information to evaluate our business. In addition, management believes NOI provides useful information to the investment community about our financial and operating performance when compared to other REITs since NOI is generally recognized as a standard measure of performance in the real estate industry. NOI is not intended to be a performance measure that should be regarded as an alternative to, or more meaningful than, our GAAP measures, and may not be directly comparable to similarly-titled measures reported by other companies.

Reconciliation of Earnings (Loss) Before Income Taxes (GAAP) to Net Operating Income (non-GAAP) (in thousands):

	Years Ended December 31,
	2016	2015	2014
Loss before income taxes (GAAP)	$(454,173)	$(38,035)	$(23,380)
(Earnings) loss from unconsolidated entities	263,533	(28,762)	(90,089)
Loss before income taxes and earnings (loss) from unconsolidated entities	(190,640)	(66,797)	(113,469)
Land sales	(48,078)	(79,169)	(68,102)
Cost of land sales	13,661	31,413	23,457
Other land development revenues	(10,183)	(8,254)	(9,758)
Other land development expenses	8,923	9,753	10,650
Corporate general and administrative expenses	62,683	51,974	48,719
Organizational transformation and termination benefits	31,708	48,125	5,697
Depreciation and amortization	250,848	252,925	196,167
Write-offs of abandoned development projects and demolition costs	10,348	9,534	1,655
Impairment of real estate	156,825	451,434	277,095
Interest and other income	(46,229)	(37,739)	(42,780)
(Gains) loss on change in control of interests	—	(486,279)	(230,660)
Interest expense	131,441	157,166	194,176
Interest rate swap breakage fee	24,635	—	—
Amortization of mortgage procurement costs	5,719	7,549	7,797
Loss on extinguishment of debt	32,960	65,086	1,179
NOI related to unconsolidated entities (1)	223,592	213,590	245,703
NOI related to noncontrolling interest (2)	(37,221)	(32,521)	(9,714)
NOI related to discontinued operations (3)	1,198	21,943	25,317
Net Operating Income attributable to Forest City Realty Trust, Inc.	$622,190	$609,733	$563,129

(1) NOI related to unconsolidated entities:
Equity in earnings (GAAP)	$29,701	$22,313	$40,792
Exclude non-NOI activity from unconsolidated entities:
Land and non-rental activity, net	(3,658)	(3,756)	(284)
Interest and other income	(2,544)	(1,779)	(883)
Write offs of abandoned development projects	327	10,191	—
Depreciation and amortization	97,423	88,455	92,140
Interest expense and extinguishment of debt	102,343	98,166	113,938
NOI related to unconsolidated entities	$223,592	$213,590	$245,703

(2) NOI related to noncontrolling interest:
Earnings from continuing operations attributable to noncontrolling interests (GAAP)	$(6,078)	$(13,258)	$(3,620)
Exclude non-NOI activity from noncontrolling interests:
Land and non-rental activity, net	3,882	4,979	4,574
Interest and other income	1,600	2,105	3,681
Write offs of abandoned development projects	(16)	(116)	—
Depreciation and amortization	(23,617)	(16,354)	(5,039)
Interest expense and extinguishment of debt	(12,807)	(9,877)	(5,697)
Impairment of real estate	—	—	(261)
Loss on disposition of full or partial interests in development projects	—	—	(3,379)
Gain (loss) on disposition of full or partial interests in rental properties	(185)	—	27
NOI related to noncontrolling interest	$(37,221)	$(32,521)	$(9,714)

(3) NOI related to discontinued operations
Operating loss from discontinued operations, net of tax (GAAP)	$(1,126)	$(27,520)	$(29,686)
Less loss from discontinued operations attributable to noncontrolling interests	776	16,962	17,103
Exclude non-NOI activity from discontinued operations (net of noncontrolling interest):
Land and non-rental activity, net	—	—	(459)
Depreciation and amortization	56	20,330	21,234
Interest expense and extinguishment of debt	1,738	18,861	25,095
Income tax benefit	(246)	(6,690)	(7,970)
NOI related to discontinued operations	$1,198	$21,943	$25,317

Net Operating Income by Product Type
(dollars in thousands)

Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014

NOI by Product Type	$635,907	NOI by Product Type	$608,042	NOI by Product Type	$574,357
Other NOI (2):		Other NOI (2):		Other NOI (2):
Straight-line rent adjustments	9,194	Straight-line rent adjustments	4,068	Straight-line rent adjustments	5,222
Participation payments	(73)	Participation payments	(1,013)	Participation payments	(2,544)
Other Operations	(629)	Other Operations	(18,051)	Other Operations	(15,123)
	8,492		(14,996)		(12,445)
Recently-Opened Properties/Redevelopment	3,965	Recently-Opened Properties/Redevelopment	10,361	Recently-Opened Properties/Redevelopment	3,669
Development Segment (3)	(28,676)	Development Segment (3)	(41,499)	Development Segment (3)	(47,186)
Other Segment	2,502	Other Segment	47,825	Other Segment	44,734
Grand Total NOI	$622,190	Grand Total NOI	$609,733	Grand Total NOI	$563,129

(1)	Includes limited-distribution federally assisted housing.

(2)	Includes straight-line rent adjustments, participation payments as a result of refinancing transactions on our properties and management and service company overhead, net of service fee revenue.

(3)	Includes straight-line adjustments, non-capitalizable development overhead and other costs on our development projects.

Comparable NOI
We use comparable NOI as a metric to evaluate the performance of our multifamily, office and retail properties. This measure provides a same-store comparison of operating results of all stabilized properties that are open and operating in all periods presented. Non-capitalizable development costs and unallocated management and service company overhead, net of service fee revenues, are not directly attributable to an individual operating property and are considered non-comparable NOI. In addition, certain income and expense items at the property level, such as lease termination income, real estate tax assessments or rebates, certain litigation expenses incurred and any related legal settlements and NOI impacts of changes in ownership percentages, are excluded from comparable NOI. Retained properties in lease-up or are otherwise considered non-comparable are disclosed in the Segment Operating Results of the MD&A of this Form 10-K. Other properties and activities such as Arena, federally assisted housing, military housing, straight-line rent adjustments and participation payments as a result of refinancing transactions are not evaluated on a comparable basis and the NOI from these properties and activities is considered non-comparable NOI.
Comparable NOI is an operating statistic defined as NOI from stabilized properties operated in all periods presented. We believe comparable NOI is useful because it measures the performance of the same properties on a period-to-period basis and is used to assess operating performance and resource allocation of the operating properties. While property dispositions, acquisitions or other factors impact net earnings in the short term, we believe comparable NOI presents a more consistent view of the overall performance of our operating portfolio from period to period.
The following is a reconciliation of comparable NOI to total NOI.

	Net Operating Income (in thousands)
	Year Ended December 31, 2016			Year Ended December 31, 2015			Comparable
	Comparable	Non-Comparable	Total	Comparable	Non-Comparable	Total	NOI % Change
Office	$254,087	$17,224	$271,311	$245,221	$7,644	$252,865	3.6%
Retail	162,912	2,291	165,203	158,845	16,561	175,406	2.6%
Apartments	168,390	11,310	179,700	162,949	(2,780)	160,169	3.3%
Federally Assisted Housing	—	19,693	19,693	—	19,602	19,602
Other NOI (1):
Straight-line rent adjustments	—	9,194	9,194	—	4,068	4,068
Participation payments	—	(73)	(73)	—	(1,013)	(1,013)
Other Operations	—	(629)	(629)	—	(18,051)	(18,051)
	585,389	59,010	644,399	567,015	26,031	593,046	3.2%
Recently-Opened Properties/Redevelopment	—	3,965	3,965	—	10,361	10,361
Development Segment (2)	—	(28,676)	(28,676)	—	(41,499)	(41,499)
Other Segment	—	2,502	2,502	—	47,825	47,825
Grand Total	$585,389	$36,801	$622,190	$567,015	$42,718	$609,733	3.2%

(1)	Includes straight-line rent adjustments, participation payments as a result of refinancing transactions on our properties and management and service company overhead, net of service fee revenue.

(2)	Includes straight-line adjustments, non-capitalizable development overhead and other costs on our development projects.

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
The majority of our peers in the publicly traded real estate industry are REITs and report operations using FFO as defined by the National Association of Real Estate Investment Trusts (“NAREIT”). Although we were not a REIT for the prior periods presented, management believes it is important to publish this measure to allow for easier comparison of our performance to our peers. The major difference between us and our REIT peers is that we were a taxable entity and any taxable income we generated could have resulted in payment of federal or state income taxes. Our REIT peers typically do not pay federal or state income taxes on their qualified REIT investments, but distribute a significant portion of their taxable income to shareholders. Due to our effective tax management policies, we have not historically been a significant payer of income taxes. This has allowed us to retain our internally generated cash flows but has also resulted in large expenses for deferred taxes as required by GAAP.
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
In connection with our conversion to REIT status, we were required to reverse our net deferred tax liabilities related to our subsidiaries that will be held as qualified REIT investments of $588,607,000 during the three months ended December 31, 2015, which we have excluded from our December 31, 2015 FFO calculation. See Note V – Income Taxes in the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for additional information.

The table below reconciles net earnings (loss), the most comparable GAAP measure, to FFO, a non-GAAP measure.

	Years Ended December 31,
	2016	2015	2014
	(in thousands)
Net earnings (loss) attributable to Forest City Realty Trust, Inc.	$(158,402)	$496,042	$(7,595)
Depreciation and Amortization—real estate (1)	318,635	337,740	296,382
Gain on disposition of full or partial interests in rental properties	(129,367)	(22,039)	(110,717)
Impairment of depreciable rental properties	155,595	447,587	278,222
Income tax expense (benefit) adjustments — current and deferred (2)
Gain on disposition of full or partial interests in rental properties	55,272	8,549	44,988
Impairment of depreciable rental properties	—	(173,590)	(106,691)
One-time adjustment to deferred taxes related to REIT conversion	—	(588,607)	—
FFO attributable to Forest City Realty Trust, Inc.	$241,733	$505,682	$394,589

FFO Per Share - Diluted
Numerator (in thousands):
FFO attributable to Forest City Realty Trust, Inc.	$241,733	$505,682	$394,589
If-Converted Method (adjustments for interest, net of tax for 2015 and 2014):
5.000% Notes due 2016	—	415	1,530
4.250% Notes due 2018	3,806	5,646	9,106
3.625% Notes due 2020	2,006	3,754	6,657
FFO for per share data	$247,545	$515,497	$411,882
Denominator:
Weighted average shares outstanding—Basic	258,509,970	237,559,598	198,480,783
Effect of stock options, restricted stock and performance shares	1,177,562	2,407,276	1,747,484
Effect of convertible debt	6,410,539	17,920,119	32,138,215
Effect of convertible 2006 Class A Common Units	1,940,788	2,667,712	3,261,070
Weighted average shares outstanding—Diluted	268,038,859	260,554,705	235,627,552
FFO Per Share - Diluted	$0.92	$1.98	$1.75

(1)	The following table provides detail of depreciation and amortization:

	Years Ended December 31,
	2016	2015	2014
	(in thousands)
Full Consolidation	$250,848	$252,925	$196,167
Non-Real Estate	(3,114)	(4,500)	(4,761)
Real Estate Full Consolidation	247,734	248,425	191,406
Real Estate related to noncontrolling interest	(22,821)	(16,069)	(4,828)
Real Estate Unconsolidated	93,687	85,345	88,923
Real Estate Discontinued Operations	35	20,039	20,881
Real Estate at Company Share	$318,635	$337,740	$296,382

(2)	The following table provides detail of income tax expense (benefit):

	Years Ended December 31,
	2016	2015	2014
	(in thousands)
Income tax expense (benefit) on FFO
Operating Earnings:
Current taxes	$5,711	$(4,637)	$(49,150)
Deferred taxes	24,122	154,688	105,739
Total income tax expense on FFO	29,833	150,051	56,589

Income tax expense (benefit) on non-FFO
Disposition of full or partial interests in rental properties:
Current taxes	$(4,351)	$5,975	$59,111
Deferred taxes	59,623	2,574	(14,123)
Disposition of full or partial interests in rental properties	55,272	8,549	44,988

Impairment of depreciable rental properties - deferred taxes	—	(173,590)	(106,691)
One-time adjustment to deferred taxes related to REIT conversion	—	(588,607)	—
Total income tax expense (benefit) on non-FFO	55,272	(753,648)	(61,703)
Grand Total	$85,105	$(603,597)	$(5,114)

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
The table below reconciles FFO to Operating FFO.

	Years Ended December 31,
	2016	2015	2014
	(in thousands)
FFO attributable to Forest City Realty Trust, Inc.	$241,733	$505,682	$394,589
Impairment of non-depreciable real estate	307,630	17,691	1,736
Write-offs of abandoned development projects and demolition costs	10,659	19,609	1,655
Tax credit income	(12,126)	(14,807)	(5,803)
Loss on extinguishment of debt	33,863	65,103	5,322
Change in fair market value of nondesignated hedges	95	(4,850)	1,964
Interest rate swap breakage fee	24,635	—	—
Gain on change in control of interests	—	(486,279)	(230,660)
Net (gain) loss on disposition of partial interest in development projects	(136,687)	—	16,919
Net gain on disposition of partial interest in other investment - Nets	(136,247)	—	—
Straight-line rent adjustments	(10,108)	(4,497)	(5,329)
Participation payments	73	1,013	2,544
Organizational transformation and termination benefits	31,708	48,125	5,697
Nets Pre-tax FFO	1,400	40,760	3,181
Income tax expense on FFO	29,833	150,051	56,589
Operating FFO attributable to Forest City Realty Trust, Inc.	$386,461	$337,601	$248,404

If-Converted Method (adjustments for interest, pre-tax):
5.000% Notes due 2016	—	678	2,500
4.250% Notes due 2018	3,806	9,222	14,875
3.625% Notes due 2020	2,006	6,132	10,875
Operating FFO attributable to Forest City Realty Trust, Inc. (If-Converted)	$392,273	$353,633	$276,654

Weighted average shares outstanding—Basic	258,509,970	237,559,598	198,480,783
Effect of stock options, restricted stock and performance shares	1,177,562	2,407,276	1,747,484
Effect of convertible debt	6,410,539	17,920,119	32,138,215
Effect of convertible 2006 Class A Common Units	1,940,788	2,667,712	3,261,070
Weighted average shares outstanding—Diluted	268,038,859	260,554,705	235,627,552

Operations

Office and Retail
Comparable leased occupancy is 93.2% and 94.3% for office and retail, respectively, as of December 31, 2016 compared with 96.2% and 94.7%, respectively, as of December 31, 2015. Leased occupancy percentage is calculated by dividing the sum of the total tenant occupied space under the lease and vacant space under lease by total gross leasable area (“GLA”). Retail and office occupancy as of December 31, 2016 and 2015 represents leased occupancy at the end of the quarter. Occupancy data includes leases with original terms of one year or less. Comparable occupancy relates to stabilized properties opened and operated in both the years ended December 31, 2016 and 2015.
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

	Same-Space Leases					Other New Leases
Quarter	Number of Leases Signed	GLA Signed	Contractual Rent Per SF (1)	Expired Rent Per SF (1)	Cash Basis % Change over Prior Rent	Number of Leases Signed	GLA Signed	Contractual Rent Per SF (1)	Total GLA Signed
Q1 2016	20	244,517	$61.23	$55.51	10.3%	5	7,742	$19.51	252,259
Q2 2016	20	526,931	$34.39	$30.08	14.3%	4	12,503	$18.12	539,434
Q3 2016	9	79,348	$28.02	$26.52	5.7%	5	8,227	$22.71	87,575
Q4 2016	12	88,740	$20.36	$21.46	(5.1)%	3	3,549	$25.27	92,289
Total	61	939,536	$39.44	$35.53	11.0%	17	32,021	$20.43	971,557

Retail Centers
The following tables represent those new leases and GLA signed and rent per square foot (“SF”) on the same space in which there was a former tenant and existing tenant renewals.
Regional Malls

Quarter	Number of Leases Signed	GLA Signed	Contractual Rent Per SF (1)	Expired Rent Per SF (1)	Cash Basis % Change over Prior Rent
Q1 2016	28	73,871	$60.51	$52.78	14.6%
Q2 2016	23	49,196	$60.15	$55.57	8.2%
Q3 2016	26	79,205	$63.15	$56.31	12.1%
Q4 2016	14	53,130	$153.75	$137.47	11.8%
Total	91	255,402	$80.65	$71.99	12.0%

Specialty Retail Centers

Quarter	Number of Leases Signed	GLA Signed	Contractual Rent Per SF (1)	Expired Rent Per SF (1)	Cash Basis % Change over Prior Rent
Q1 2016	2	36,453	$34.72	$34.67	0.1%
Q2 2016	1	1,050	$40.00	$33.00	21.2%
Q3 2016	2	5,131	$82.06	$78.17	5.0%
Q4 2016	—	—	$—	$—	0.0%
Total	5	42,634	$40.55	$39.87	1.7%

(1)
Office and Retail contractual rent per square foot includes base rent and fixed additional charges for common area maintenance and real estate taxes as of rental commencement. Retail contractual rent per square foot also includes fixed additional marketing/promotional charges. For all expiring leases, contractual rent per square foot includes any applicable escalations.

Apartments
Comparable economic occupancy for the Apartments is 94.3% and 94.8% for the years ended December 31, 2016 and 2015, respectively. Economic apartment occupancy is calculated by dividing gross potential rent (“GPR”) less vacancy by GPR. GPR is calculated based on actual rents per lease agreements for occupied apartment units and at market rents for vacant apartment units. Market rental rates are determined using a variety of factors which include availability of specific apartment unit types (one bedroom, two bedroom, etc.), seasonality factors and rents offered by competitive properties for similar apartment types in the same geographic market. Comparable economic occupancy relates to stabilized properties that operated in both the years ended December 31, 2016 and 2015.
The following tables present leasing information of our apartment communities. Prior period amounts may differ from data as reported in previous quarters since the properties qualifying as comparable change from period to period.
Quarterly Comparison

		Monthly Average Apartment Rental Rates (2)			Economic Apartment Occupancy
Comparable Apartment	Leasable Units	Three Months Ended December 31,			Three Months Ended December 31,
Communities (1)	at Company % (3)	2016	2015	% Change	2016	2015	% Change
Core Markets	8,262	$1,981	$1,944	1.9%	94.2%	94.9%	(0.7)%
Non-Core Markets	7,794	$982	$960	2.3%	92.6%	91.6%	1.0%
Total Comparable Apartments	16,056	$1,496	$1,466	2.0%	93.7%	93.9%	(0.2)%

Year-to-Date Comparison

		Monthly Average Apartment Rental Rates (2)			Economic Apartment Occupancy
Comparable Apartment	Leasable Units	Years Ended December 31,			Years Ended December 31,
Communities (1)	at Company % (3)	2016	2015	% Change	2016	2015	% Change
Core Markets	8,262	$1,968	$1,914	2.8%	94.9%	95.4%	(0.5)%
Non-Core Markets	7,004	$981	$953	2.9%	92.9%	93.4%	(0.5)%
Total Comparable Apartments	15,266	$1,495	$1,453	2.9%	94.3%	94.8%	(0.5)%

Sequential Comparison

		Monthly Average Apartment Rental Rates (2)			Economic Apartment Occupancy
		Three Months Ended			Three Months Ended
Comparable Apartment	Leasable Units	December 31,	September 30,		December 31,	September 30,
Communities (1)	at Company % (3)	2016	2016	% Change	2016	2016	% Change
Core Markets	8,262	$1,981	$1,982	(0.1)%	94.2%	94.7%	(0.5)%
Non-Core Markets	7,794	$982	$982	—%	92.6%	93.5%	(0.9)%
Total Comparable Apartments	16,056	$1,496	$1,497	(0.1)%	93.7%	94.4%	(0.7)%

(1)
Includes stabilized apartment communities completely opened and operated in the periods presented. These apartment communities include units leased at affordable apartment rates which provide a discount from average market rental rates. For the three months ended December 31, 2016, 15.6% of leasable units in core markets and 4.6% of leasable units in non-core markets were affordable housing units. Excludes all military and limited-distribution federally assisted housing units.

(2)	Represents gross potential rent less concessions.

(3)	Leasable units represent our share of comparable leasable units at the apartment community.
Other
Military Housing Fee Revenues – During the ended December 31, 2016, we completed the sale of our interests in entities that develop and manage military family housing. The sale generated net cash proceeds of $208,305,000. Prior to the sale, property management, management incentive and asset management fees of $3,175,000, $22,441,000 and $20,275,000 were recognized during the years ended December 31, 2016, 2015 and 2014, respectively.
Development and development incentive fees of $267,000, $8,396,000 and $10,563,000 were recognized during the years ended December 31, 2016, 2015 and 2014, respectively.
Construction and incentive fees of $97,000, $634,000 and $497,000 were recognized during the years ended December 31, 2016, 2015 and 2014, respectively.

Segment Operating Results
The following tables present revenues, operating expenses and equity in earnings by segment for the year ended December 31, 2016 compared with the year ended December 31, 2015. Other results of operations are discussed on a consolidated basis. All amounts in the following tables are presented in thousands.

	Office	Retail	Apartments	Total Operations	Development	Other	Total
Revenues for the year ended December 31, 2015	$425,052	$138,955	$267,633	$831,640	$114,722	$31,869	$978,231
Increase (decrease) due to:
Comparable portfolio	(449)	1,124	8,468	9,143	—	—	9,143
Non-comparable properties (1)	—	—	11,487	11,487	(4,742)	—	6,745
Change in consolidation method due to partial sale or acquisition	48,159	(39,275)	3,674	12,558	—	—	12,558
Recently disposed properties	(8,621)	(16,279)	(385)	(25,285)	—	(28,351)	(53,636)
Land sales	—	—	(611)	(611)	(30,480)	—	(31,091)
Other	(286)	(4,865)	1,349	(3,802)	11,335	—	7,533
Revenues for the year ended December 31, 2016	$463,855	$79,660	$291,615	$835,130	$90,835	$3,518	$929,483

	Office	Retail	Apartments	Total Operations	Development	Corporate	Other	Total
Operating expenses for the year ended December 31, 2015	$182,677	$90,489	$142,926	$416,092	$101,031	$100,099	$8,130	$625,352
Increase (decrease) due to:
Comparable portfolio	(3,473)	(1,056)	(2,172)	(6,701)	—	—	—	(6,701)
Non-comparable properties (1)	—	—	3,729	3,729	2,868	—	—	6,597
Change in consolidation method due to partial sale or acquisition	13,231	(19,452)	1,917	(4,304)	—	—	—	(4,304)
Recently disposed properties	(3,697)	(11,042)	(141)	(14,880)	(1,414)	—	(5,400)	(21,694)
Land cost of sales	—	—	(90)	(90)	(17,662)	—	—	(17,752)
Organizational transformation and termination benefits	—	—	—	—	—	(16,417)	—	(16,417)
Development, management, corporate and other	(2,755)	(6,812)	(8,856)	(18,423)	(3,791)	10,709	—	(11,505)
Operating expenses for the year ended December 31, 2016	$185,983	$52,127	$137,313	$375,423	$81,032	$94,391	$2,730	$553,576

	Office	Retail	Apartments	Total Operations	Development	Corporate	Other	Total
Equity in earnings (loss) for the year ended December 31, 2015	$11,533	$80,366	$27,929	$119,828	$(301)	$(99,497)	$2,283	$22,313
Increase (decrease) due to:
Comparable portfolio	2,214	2,336	(27)	4,523	—	—	—	4,523
Non-comparable properties (1)	—	—	1,817	1,817	1,930	—	—	3,747
Recently disposed equity method properties	—	(637)	—	(637)	—	—	(1,961)	(2,598)
Change in consolidation method due to partial sale or acquisition	(8,353)	2,469	(1,369)	(7,253)	—	—	—	(7,253)
Land	—	—	—	—	1,449	—	—	1,449
Subsidized senior housing	—	—	(293)	(293)	—	—	—	(293)
Other	1,858	(1,252)	13,045	13,651	(1,800)	(4,038)	—	7,813
Equity in earnings (loss) for the year ended December 31, 2016	$7,252	$83,282	$41,102	$131,636	$1,278	$(103,535)	$322	$29,701

(1)
The following table presents the increases (decreases) in revenues, operating expenses and equity in earnings (loss) for properties in lease-up or recently stabilized but not comparable and other consolidated non-comparable properties:

		Year Ended December 31, 2016 vs. 2015
Property	Quarter Opened	Revenues	Operating Expenses	Equity in Earnings (Loss)
Operations
Apartments:
Properties recently stabilized:
3700M	Q3-14	$—	$—	$389
Radian	Q2-14	—	—	1,428
The Yards - Twelve12	Q2-14	8,780	2,715	—
Winchester Lofts	Q4-14	2,727	1,326	—
Non-comparable property:
500 Sterling Place (1)		(20)	(312)	—
Total Apartments		$11,487	$3,729	$1,817

Development
Properties in lease-up:
1812 Ashland Ave	Q2-16	$1,925	$585	$—
300 Massachusetts Ave	Q1-16	—	—	4,119
461 Dean Street	Q3-16/Q4-16	356	2,752	—
Aster Town Center North	Q4-15/Q1-16	1,758	758	—
Blossom Plaza	Q2-16	849	2,431	—
Kapolei Lofts	Q3-15/Q3-16	4,619	713	—
NorthxNorthwest	Q4-16/Q1-17	217	316	—
The Bixby	Q3-16/Q4-16	—	—	(247)
The Yards - Arris	Q1-16	3,072	4,036	—
Non-comparable property:
Ballston Quarter (2)		(8,122)	(3,984)	(1,480)
Transfers from development (2015) to operations (2016):
3700M	Q3-14	—	—	50
Radian	Q2-14	—	—	(512)
The Yards - Twelve12	Q2-14	(8,078)	(3,080)	—
Winchester Lofts	Q4-14	(1,338)	(1,659)	—
Total Development		$(4,742)	$2,868	$1,930

1)	500 Sterling Place, an apartment community in Brooklyn, New York, was acquired (Q1-2015) and is classified as a non-comparable property.

2)
Effective April 1, 2016, Ballston Quarter, a regional mall in Arlington, Virginia, changed from the full consolidation method of accounting to the equity method of accounting. The decreases in revenues and operating expenses relate to the period prior to the consolidation change while the change in equity in earnings relates to the period subsequent. Ballston Quarter is classified as a non-comparable property due to its upcoming planned redevelopment project.

Office
The increases in revenues and operating expenses along with the decrease in equity in earnings related to the change in consolidation method are due to the change from equity method to full consolidation method of accounting for the seven life science office properties and two parking facilities at University Park at MIT (“MIT Assets”) (Q2-2015) upon the acquisition of our partner’s equity interests in those properties. The decreases in revenues and operating expenses related to recent disposals are due to our ongoing strategy to sell operating assets in non-core markets. The decrease in operating expenses related to the management and service companies is primarily due to reduced overhead costs as a result of our recent reorganization, as well as the centralization of certain functions now performed at Corporate and reported as Corporate expenses.
Retail
The decreases in revenues and operating expenses along with the increase in equity in earnings related to the change in consolidation method are due to the change from full consolidation to equity method accounting upon the formation of a joint venture with an outside partner for Westchester’s Ridge Hill (Q1-2016) and Shops at Wiregrass (Q4-2016). The decreases in revenues and operating expenses related to recent disposals are due to our ongoing strategy to sell operating assets in non-core markets. The decrease in operating expenses related to the management and service companies is primarily due to reduced overhead costs as a result of our recent reorganization, as well as the centralization of certain functions now performed at Corporate and reported as Corporate expenses.

Apartments
The increases in revenues and operating expenses and decrease in equity in earnings related to the change in consolidation method are due to the change from equity method to full consolidation method of accounting for three operating apartment communities located in Northeast Ohio (Q2-2015) upon the acquisition of our partner’s 50% equity interests. The increase in equity in earnings for other is primarily related to a $10,191,000 write-off of abandoned development projects of unconsolidated entities that occurred in 2015 with no such charge in 2016. The decrease in operating expenses related to the management and service companies is primarily due to reduced overhead costs as a result of our recent reorganization, as well as the centralization of certain functions now performed at Corporate and reported as Corporate expenses.
Development
The increase in other revenues primarily relates to a $5,500,000 development fee related to the redevelopment project of Ballston Quarter, recognized upon achievement of certain milestones on the project. The decrease in operating expenses related to the management and service companies is primarily due to reduced overhead costs as a result of our recent reorganization, as well as the centralization of certain functions now performed at Corporate and reported as Corporate expenses.
Corporate
The decrease in organizational transformation and termination benefits is a result of the transactional nature of these project costs. These costs are discussed in total under its own heading following the 2015 versus 2014 Segment Operating Results section. The increase in other operating expenses is primarily due to outside consulting costs and increased general and administrative costs as a result of certain functions being centralized as a result of the recent reorganization and now reported as Corporate expenses that were previously recorded in the Office, Retail, Apartments and Development segments. The equity in earnings (loss) reported in the Corporate segment relates solely to interest expense on our equity method investments, as all interest expense is reported in the Corporate segment.
Other
The fluctuations in revenues, operating expenses and equity in earnings related to recent disposals are due to the sale of our interests in entities that develop and manage military family housing (Q1-2016).

Segment Operating Results
The following tables present revenues, operating expenses and equity in earnings by segment for the year ended December 31, 2015 compared with the year ended December 31, 2014. Other results of operations are discussed on a consolidated basis. All amounts in the following tables are presented in thousands.

	Office	Retail	Apartments	Total Operations	Development	Other	Total
Revenues for the year ended December 31, 2014	$372,399	$126,595	$211,814	$710,808	$106,582	$31,967	$849,357
Increase (decrease) due to:
Comparable portfolio	7,374	1,930	7,384	16,688	—	—	16,688
Non-comparable properties (1)	—	1,548	19,768	21,316	(1,028)	—	20,288
Change in consolidation method due to partial sale or acquisition	54,189	12,300	40,293	106,782	—	—	106,782
Recently disposed properties	(6,557)	(335)	(13,168)	(20,060)	—	—	(20,060)
Military housing	—	—	—	—	—	(98)	(98)
Land sales	—	(1,250)	461	(789)	11,856	—	11,067
Other	(2,353)	(1,833)	1,081	(3,105)	(2,688)	—	(5,793)
Revenues for the year ended December 31, 2015	$425,052	$138,955	$267,633	$831,640	$114,722	$31,869	$978,231

	Office	Retail	Apartments	Total Operations	Development	Corporate	Other	Total
Operating expenses for the year ended December 31, 2014	$171,610	$84,752	$131,057	$387,419	$104,881	$54,416	$11,481	$558,197
Increase (decrease) due to:
Comparable portfolio	540	2,778	2,741	6,059	—	—	—	6,059
Non-comparable properties (1)	—	660	6,385	7,045	(2,050)	—	—	4,995
Change in consolidation method due to partial sale or acquisition	15,474	4,898	13,671	34,043	—	—	—	34,043
Recently disposed properties	(3,670)	(366)	(10,389)	(14,425)	—	—		(14,425)
Land cost of sales	—	(1,360)	73	(1,287)	9,243	—	—	7,956
Military housing	—	—	—	—	—	—	(3,351)	(3,351)
Organizational transformation and termination benefits	—	—	—	—	—	42,428	—	42,428
Development, management, corporate and other	(1,277)	(873)	(612)	(2,762)	(11,043)	3,255	—	(10,550)
Operating expenses for the year ended December 31, 2015	$182,677	$90,489	$142,926	$416,092	$101,031	$100,099	$8,130	$625,352

	Office	Retail	Apartments	Total Operations	Development	Corporate	Other	Total
Equity in earnings (loss) for the year ended December 31, 2014	$21,896	$85,915	$51,845	$159,656	$(3,159)	$(116,272)	$567	$40,792
Increase (decrease) due to:
Comparable portfolio	(2,059)	(122)	290	(1,891)	—	—	—	(1,891)
Non-comparable properties (1)	—	—	—	—	2,934	—	—	2,934
Recently disposed equity method properties	(93)	(2,557)	(4,360)	(7,010)	—	—	1,716	(5,294)
Change in consolidation method due to partial sale or acquisition	(9,131)	(2,924)	(8,357)	(20,412)	—	—	—	(20,412)
Land	—	—	—	—	1,002	—	—	1,002
Subsidized senior housing	—	—	1,407	1,407	—	—	—	1,407
Other	920	54	(12,896)	(11,922)	(1,078)	16,775	—	3,775
Equity in earnings (loss) for the year ended December 31, 2015	$11,533	$80,366	$27,929	$119,828	$(301)	$(99,497)	$2,283	$22,313

(1)
The following table presents the increases (decreases) in revenues, operating expenses and equity in earnings (loss) for properties in lease-up or recently stabilized but not comparable and other consolidated non-comparable properties:

		Year Ended December 31, 2015 vs. 2014
Property	Quarter Opened	Revenues	Operating Expenses	Equity in Earnings (Loss)
Operations
Retail:
Properties recently stabilized:
The Yards - Lumbershed	Q3-13	$1,548	$660	$—
Total Retail		$1,548	$660	$—

Apartments:
Properties recently stabilized:
1111 Stratford	Q3-13/Q1-14	$2,327	$952	$—
2175 Market Street	Q4-14	3,044	1,193	—
Aster Conservatory Green	Q3-13/14	5,817	1,944	—
Continental Building	Q1-13	3,421	1,783	—
Non-comparable property:
Heritage (1)		2,761	(495)	—
500 Sterling Place (2)		2,398	1,008	—
Total Apartments		$19,768	$6,385	$—

Development
Properties in lease-up:
3700M	Q3-14	$—	$—	$607
Aster Town Center North	Q4-15/Q1-16	84	170	—
Kapolei Lofts	Q3-15/Q3-16	545	1,648	—
Radian	Q2-14	—	—	2,327
The Yards - Twelve12	Q2-14	6,590	1,398	—
Winchester Lofts	Q4-14	1,323	892	—
Non-comparable property:
Ballston Quarter (3)		(482)	(188)	—
Transfers from development (2014) to operations (2015):
1111 Stratford	Q3-13/Q1-14	(1,389)	(1,539)	—
2175 Market Street	Q4-14	(223)	(502)
Aster Conservatory Green	Q3-13/14	(2,990)	(1,684)	—
Continental Building	Q1-13	(3,183)	(1,747)	—
The Yards - Lumbershed	Q3-13	(1,303)	(498)	—
Total Development		$(1,028)	$(2,050)	$2,934

1)
Heritage, an apartment community in San Diego, California, was classified as a non-comparable property due to its recently completed renovation project resulting in a significant number of units being off-line. Heritage was included as a comparable property in 2016.

2)	500 Sterling Place, an apartment community in Brooklyn, New York, was acquired (Q1-2015) and is classified as a non-comparable property.

3)	Ballston Quarter, a regional mall in Arlington, Virginia, is classified as a non-comparable property due to its upcoming planned renovation project.
Office
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
Retail
The increases in revenues and operating expenses along with the decrease in equity in earnings related to the change in consolidation method are due to the change from equity method accounting to full consolidation for Boulevard Mall (Q4-2014), a regional mall located in Amherst, New York.

Apartments
The increases in revenues and operating expenses and decrease in equity in earnings related to the change in consolidation method are due to the change from equity method to full consolidation method of accounting for Bayside Village (Q4-2014), an apartment community in San Francisco, California, and three operating apartment communities located in Northeast Ohio (Q2-2015) upon the acquisition of our partner’s 50% equity interests. The decreases in revenues and operating expenses related to recent disposals are due to our ongoing strategy to sell operating assets in non-core markets. The decrease in equity in earnings for other is primarily related to a $10,191,000 write-off of abandoned development projects of unconsolidated entities that occurred in 2015 with no such charge in 2014.
Development
The decrease in operating expenses related to the development management companies is primarily due to increased capitalized costs due to the increased number of projects under construction and development as we increased our construction pipeline.
Corporate
The increase in organizational transformation and termination benefits is a result of the transactional nature of these project costs and is disclosed in total in the following paragraph. The equity in earnings (loss) reported in the Corporate segment relates solely to interest expense on our equity method investments, as all interest expense is reported in the Corporate segment. The decrease in interest expense on our equity method investments is the result of our ongoing deleveraging strategy.

Organizational Transformation and Termination Benefits
During the years ended December 31, 2016, 2015 and 2014, we incurred significant costs associated with our REIT conversion and internal reorganization.
The following table summarizes the components of organizational transformation and termination benefits:

	Years Ended December 31,
	2016	2015	2014
	(in thousands)
REIT conversion costs	$863	$11,095	$3,311
Reorganization costs	14,320	19,050	2,386
Shareholder activism costs	3,493	—	—
Termination benefits	13,032	17,980	—
Total	$31,708	$48,125	$5,697
REIT conversion costs consist primarily of legal, accounting, consulting and other professional fees. Reorganization costs consist primarily of consulting and other professional fees related to the restructuring of our organization by function (operations, development and corporate support) to become more efficient. Shareholder activism costs are comprised of advisory, legal and other professional fees associated with activism matters. Termination benefits expenses relate to outplacement services and severance payments based on years of service and other defined criteria to employees terminated as part of the aforementioned reorganization. We have segregated these costs and reported these amounts as organizational transformation and termination benefits in our Consolidated Statements of Operations.
REIT conversion costs and professional fees associated with the reorganization are substantially complete as of December 31, 2016. Shareholder activism costs, if any, and termination benefits associated with the completion of the reorganization will continue to be reported on this line item.
Depreciation and Amortization
Depreciation and amortization expense was $250,848,000, $252,925,000 and $196,167,000 for the years ended December 31, 2016, 2015 and 2014, respectively. The decrease for the year ended December 31, 2016 compared with the prior year is primarily attributable to the sale of full or partial interests in rental properties partially offset by the change from equity method accounting to full consolidation for the MIT Assets (Q2-2015) and new property openings.
The increase for the year ended December 31, 2015 compared with the year ended December 31, 2014 is primarily attributable to the change from equity method accounting to full consolidation for Boulevard Mall (Q4-2014), Bayside Village (Q4-2014) and the MIT Assets (Q2-2015).
Write-Offs of Abandoned Development Projects and Demolition Costs
See Note R – Write-Offs of Abandoned Development Projects and Demolition Costs in the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for detailed information.

Impairment of Real Estate and Impairment of Unconsolidated Entities
Impairment of Real Estate
The following table summarizes our impairment of real estate included in continuing operations:

		Years Ended December 31,
		2016	2015	2014
		(in thousands)
Regional Malls:
Shops at Northfield Stapleton	Denver, Colorado	$68,821	$—	$—
Boulevard Mall	Amherst, New York	52,510	—	—
Shops at Wiregrass	Tampa, Florida	12,464	—	—
Westchester's Ridge Hill	Yonkers, New York	—	398,558	—
Office Buildings:
Post Office Plaza	Cleveland, Ohio	11,800	—	14,378
Illinois Science and Technology Park	Skokie, Illinois	7,900	26,246	—
Terminal Tower	Cleveland, Ohio	—	—	42,208
Land inventory	Las Vegas, Nevada	1,230	16,307	—
461 Dean Street	Brooklyn, New York	—	—	146,300
Avenue at Tower City Center (Specialty Retail Center)	Cleveland, Ohio	—	—	72,473
Other		2,100	10,323	1,736
		$156,825	$451,434	$277,095
During the year ended December 31, 2016, our Board of Directors authorized a process to review strategic alternatives for a portion of our retail portfolio. We have begun discussions with certain strategic partners and other potential buyers for several of our retail assets. In connection with this review and discussions to date, we have updated our impairment analysis on our retail assets, including increasing the likelihood of near-term sales. As a result, the estimated probability weighted undiscounted cash flows no longer exceeded the carrying value of the Shops at Northfield Stapleton and Boulevard Mall, requiring us to adjust the carrying value to their estimated fair value during the year ended December 31, 2016.
During the year ended December 31, 2015, we decided to pursue the partial sale, through a joint venture, of Westchester's Ridge Hill. At September 30, 2015, discussions with a potential joint venture partner were ongoing and remained subject to further negotiation and applicable due diligence periods. The advanced status of the discussions triggered management to update the undiscounted cash flow analysis including its probability weighted estimated holding period. As a result, the estimated probability weighted undiscounted cash flows no longer exceeded the carrying value, requiring us to adjust the carrying value to its estimated fair value during the year ended December 31, 2015. We closed on the disposition of 51% of our equity interest in January 2016. See Note X – Net Gain on Disposition of Full or Partial Interest in Rental Properties, Net of Tax for detailed information on the transaction.
Impairment of Unconsolidated Entities
The following table summarizes our impairment of unconsolidated entities:

		Years Ended December 31,
		2016	2015	2014
		(in thousands)
Pacific Park Brooklyn	Brooklyn, New York	$299,300	$—	$—
Federally assisted housing apartment communities	Various	—	10,295	—
Other		7,100	3,549	3,124
		$306,400	$13,844	$3,124
Pacific Park Brooklyn is a 22 acre mixed-use project in Brooklyn, New York. On June 30, 2014, we entered into a joint venture with Greenland Atlantic Yards, LLC, a subsidiary of Shanghai-based Greenland Holding Group Company Limited (“Greenland”) to develop the project. Under the joint venture, Greenland acquired 70% of the project and agreed to co-develop the project with us, along with sharing in the entire project costs going forward in proportion to ownership interests. The joint venture was formed to execute on the remaining development rights, including the infrastructure and vertical construction of the apartment units, but excluded Barclays Center and 461 Dean Street apartment community. Consistent with the approved master plan, the joint venture agreed to develop the remaining portion of Phase I and all of Phase II of the project, including the permanent rail yard. At the time of closing, the remaining portion of Phase I included seven buildings, totaling approximately 3.1 million square feet. Phase II consists of seven buildings totaling approximately 3.3 million square feet and further obligations to complete significant additional infrastructure improvements including a platform over the permanent rail yard.

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
During the three months ended September 30, 2016, it became evident the occupancy and rental rate declines in the Brooklyn market was determined not to be temporary as a result of an increased supply of new rental product amplified by the sun-setting and the uncertainty around the 421 A real estate tax abatement program. Over the last quarter, the condominium market in New York has also softened, causing the projected sale schedule for 550 Vanderbilt to be adjusted accordingly. Separately, the construction costs across the New York market continue to trend upward, resulting in increases in the estimated trade costs for certain infrastructure as well as vertical construction. In addition, the expiration of and the continued uncertainty related to the availability of the 421 A real estate tax abatement program puts further stress on anticipated returns. As a result, during the three months ended September 30, 2016, as part of our formal strategic plan update, a decision was made to revise the overall project schedule for Pacific Park Brooklyn. Accordingly, we updated the discounted cash flow model to reflect the updated timing of the project schedule as well as the revenue, expense and cost assumptions. Based on the above, the estimated fair value of the investment no longer exceeded the carrying value. As a result, we recorded an other-than-temporary impairment of $299,300,000 during the year ended December 31, 2016. The remaining basis in the investment (net of estimated future funding obligations) is not material.
As part of our strategy to focus on core products in core markets, we executed a master purchase and sale agreement for the sale of 47 (including 44 unconsolidated investments and 3 consolidated properties) federally assisted housing apartment communities in January 2016. Based on the pricing established during the negotiations, we updated our impairment calculations. As a result, we recorded an other-than-temporary impairment of $10,295,000 in the year ended December 31, 2015 related to six of these unconsolidated investments.
See Note S – Impairment of Real Estate and Impairment of Unconsolidated Entities in the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for detailed information on other impairments.
Interest and Other Income
Interest and other income was $46,229,000, $37,739,000 and $42,780,000 for the years ended December 31, 2016, 2015 and 2014, respectively. The increase for the year ended December 31, 2016 compared with the prior year is primarily related to interest income on notes receivable related to the Nets and Barclays Center sales, partially offset by decreased income recognition on the allocation of state and federal historic preservation, low income housing and new market tax credits. The decrease for the year ended December 31, 2015 compared with the year ended December 31, 2014 is primarily related to income recognized for a legal settlement at Heritage, an apartment community in San Diego, California, in 2014, which did not recur in 2015, and decreases in the income recognition on the allocation of state and federal historic preservation, low income housing and new market tax credits.

Gain on Change in Control of Interests
See Note T – Gain on Change in Control of Interests in the Notes to Consolidated Financial Statements in Item 8 of this Form 10‑K for additional information.
Interest Expense
The following table presents interest expense for the year ended December 31, 2016 compared with the year ended December 31, 2015. All amounts are presented in thousands.

Interest expense for the year ended December 31, 2015	$157,166
Increase (decrease) due to:
Comparable portfolio	(9,653)
Non-comparable properties	4,328
Change in consolidation method due to partial sale or acquisition	(8,125)
Recently disposed properties	(523)
Capitalized interest	(2,953)
Mark-to-market adjustments on non-designated swaps	5,184
Corporate recourse debt	(11,969)
Other	(2,014)
Interest expense for the year ended December 31, 2016	$131,441
The decrease in interest expense for the comparable portfolio is primarily due to the paydown of the nonrecourse mortgage notes for One MetroTech Center (Q2-2015) and the New York Times (Q4-2016). The decrease in interest expense related to the change in consolidation method is due to the change from full consolidation to equity method accounting upon the formation of a joint venture with an outside partner in Westchester’s Ridge Hill (Q1-2016) partially offset by the change from equity method to full consolidation method of accounting for the MIT Assets (Q2-2015) upon the acquisition of our partner’s equity interests in those properties. The decrease in corporate recourse debt interest expense is due to the separate, privately negotiated exchanges of a portion of our Senior Notes due 2016, 2018 and 2020 for either shares of Class A common stock, cash payments or a combination of both during 2015 and the first quarter of 2016. The combination of the above transactions resulted in a significant decrease in interest expense for the year ended December 31, 2016. This is a result of our ongoing deleveraging strategy.
The following table presents interest expense for the year ended December 31, 2015 compared with the year ended December 31, 2014. All amounts are presented in thousands.

Interest expense for the year ended December 31, 2014	$194,176
Increase (decrease) due to:
Comparable portfolio	(13,639)
Non-comparable properties	5,062
Change in consolidation method due to partial sale or acquisition	11,597
Recently disposed properties	(3,593)
Capitalized interest	(16,216)
Mark-to-market adjustments on non-designated swaps	(3,131)
Corporate recourse debt	(14,331)
Other	(2,759)
Interest expense for the year ended December 31, 2015	$157,166
The decrease in interest expense for the comparable portfolio is primarily due to the paydown of nonrecourse mortgage notes for One MetroTech Center (Q2-2015), Harlem Office (Q3-2014), and Ballston Common Office Center (Q1-2015). The increase in interest expense related to the change in consolidation method is due to the change from equity method to full consolidation method of accounting for Boulevard Mall (Q4-2014), a regional mall located in Amherst, New York, and the MIT Assets (Q2-2015) upon the acquisition of our partner’s equity interests in those properties. The decrease in interest expense related to capitalized interest is due to the increased number of projects under construction and development as we increased our construction pipeline. The decrease in corporate recourse debt interest expense is due to the separate, privately negotiated exchanges of a portion of our Senior Notes due 2016, 2018 and 2020 for Class A common stock during 2015. The combination of the above transactions resulted in a significant decrease in interest expense for the year ended December 31, 2015. This is a result of our ongoing deleveraging strategy.
Interest Rate Swap Breakage Fee
See Note J – Derivative Instruments and Hedging Activities in the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for additional information.

Amortization of Mortgage Procurement Costs
Amortization of mortgage procurement costs was $5,719,000, $7,549,000 and $7,797,000 for the years ended December 31, 2016, 2015 and 2014, respectively. The decrease for the prior years is primarily due to our ongoing deleveraging strategy.
Loss on Extinguishment of Debt
See Note U – Loss on Extinguishment of Debt in the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for additional information.
Income Taxes
See Note V – Income Taxes in the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for additional information.
Net Gain (Loss) on Disposition of Full or Partial Interest in Development Projects, Net of Tax
See Note W – Net Gain (Loss) on Disposition of Full or Partial Interest in Development Projects, Net of Tax in the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for additional information.
Net Gain on Disposition of Full or Partial Interest in Rental Properties, Net of Tax
See Note X – Net Gain on Disposition of Full or Partial Interest in Rental Properties, Net of Tax in the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for additional information.
Assets and Liabilities Held for Sale and Discontinued Operations
See Note Y – Assets and Liabilities Held for Sale and Discontinued Operations in the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for additional information.

Net Earnings (Loss) Attributable to Forest City Realty Trust, Inc.
Net loss attributable to Forest City Realty Trust, Inc. for the year ended December 31, 2016 was $(158,402,000) versus net earnings of $496,042,000 for the year ended December 31, 2015. The variance to the prior year period is primarily attributable to the following fluctuations, which are pre-tax, include unconsolidated investment activity and are net of noncontrolling interests:
Asset Dispositions - $304,257,000

•	$243,575,000 related to increased gains on disposition of full or partial interest in rental properties and unconsolidated investments in 2016 compared to 2015;

•	$136,687,000 related to the net gain on disposition of the development site 625 Fulton Avenue in 2016;

•	$(63,581,000) related to a combined fluctuation in revenues and operating expenses at properties in which we disposed of our full or partial interest during 2016 and 2015; and

•	$(12,424,000) related to decreased land sales in 2016 compared with 2015, primarily at our Stapleton project.
Financing Transactions - $49,092,000

•
$44,278,000 primarily related to a decrease in interest expense on nonrecourse mortgage debt due the disposition of our full interest in Barclays Center, the disposition of our partial interest in Westchester’s Ridge Hill, the early paydown of the nonrecourse mortgage debt for New York Times in 2016, the paydown of the nonrecourse mortgage note for One MetroTech Center in 2015, and on corporate debt due to separate, privately negotiated exchange transactions that occurred in 2016 and 2015 involving certain of our Senior Notes due 2016, 2018 and 2020;

•
$31,240,000 related to decreased losses on extinguishment of debt compared with 2015 primarily due to separate, privately negotiated exchange transactions that occurred in 2016 and 2015 involving a portion of our Senior Notes due 2016, 2018 and 2020;

•
$(24,635,000) related to an interest rate swap breakage fee incurred to terminate an interest rate swap associated the New York Times on its nonrecourse mortgage debt which, was paid off prior to its 2017 maturity date;

•
$(5,028,000) related to the changes in fair market value of certain derivatives not qualifying for hedge accounting between the comparable periods, which were marked to market through interest expense; and

•
$3,237,000 related to a decrease in interest expense in 2016 compared with 2015 due to increased capitalized interest on projects under construction and development as we increased our construction pipeline.

Non-Cash Transactions - $(454,205,000)

•
$(487,684,000) related to gain on change in control of interest from the 2015 acquisition of our partner’s 49% equity ownership interest in the MIT Assets and acquisition of our partner’s 50% ownership interest in three operating apartment communities (Cherry Tree, Chestnut Lake and Stratford Crossing);

•
$20,556,000 related to a decrease in depreciation and amortization expense in 2016 compared with 2015 primarily due to the disposition of our full interest in entities that develop and manage military family housing, Avenue at Tower City Center and Barclays Center, the disposition of our partial interest in Westchester’s Ridge Hill in 2016 and the disposition of our full interest in Skylight Office Tower in 2015. This decrease was partially offset by recently opened properties and the change from equity method of accounting to full consolidation method upon the acquisition of our partner’s interest in the MIT Assets;

•	$8,950,000 related to decreased write-offs of abandoned development projects in 2016 compared to 2015, including $9,864,000 related to unconsolidated entities;

•	$2,053,000 related to decreased impairment of real estate in 2016 compared to 2015; and

•	$1,920,000 related to decreased amortization of mortgage procurement costs primarily due to our ongoing deleveraging strategy.
Operations - $135,949,000

•	$40,760,000 related to a decrease in our equity in loss of the Nets (sold in January 2016);

•	$23,840,000 related to a combined fluctuation in revenues and operating expenses at properties in which we recently acquired our partners’ interest;

•
$21,108,000 related to improved performance of our development management entities, property management, leasing and service entities, net of an increase in corporate general and administrative expenses of $10,709,000. The improvement is related to a combination of increased fee revenue, which includes development fee income of $5,500,000 at Ballston Quarter in 2016, and reduced expenses within the management and service entities. The decreased expenses are due to reduced overhead costs as a result of our recent reorganization as well as the centralization of certain functions now performed in the Corporate Segment, resulting in increased corporate general and administrative expenses;

•	$17,348,000 related to a combined fluctuation in revenues and operating expenses in our comparable portfolio in 2016 compared to 2015;

•	$16,417,000 related to lower organizational transformation costs and termination benefits in 2016 compared with 2015;

•	$9,760,000 related to an increase in interest and other income primarily from interest income on notes receivable related to the Nets and Barclays Center sales; and

•
$6,716,000 related to a combined fluctuation in revenues and operating expenses for Operations and Development properties in lease-up or recently stabilized but not comparable and other non-comparable properties.

Income Taxes - $(688,702,000)

•	$(588,607,000) due to a one-time adjustment to deferred taxes in 2015 as a result of the REIT conversion; and

•
$(100,095,000) due to increased income tax expense primarily due to gains on sale of assets owned by our TRS in 2016. The tax expense in 2016 is primarily non-cash as it largely relates to the utilization of the deferred tax asset to offset the taxable gain on the various sales. As we are operating as a REIT in 2016, the majority of our operations, other than those in our TRS, will not be subject to federal income tax. As a result, 2016 tax expense is not directly comparable to 2015 due to our change in taxpayer status.

Net earnings attributable to Forest City Realty Trust, Inc. for the year ended December 31, 2015 was $496,042,000 versus a net loss of $(7,595,000) for the year ended December 31, 2014. The variance to the prior year period is primarily attributable to the following fluctuations, which are pre-tax, include unconsolidated investment activity and are net of noncontrolling interests:
Asset Dispositions - $(93,397,000)

•	$(88,678,000) related to decreased gains on disposition of full or partial interest in rental properties and unconsolidated investments in 2015 compared to 2014;

•	$(24,136,000) related to a combined fluctuation in revenues and operating expenses at properties in which we disposed of our full or partial interest during 2015 and 2014;

•	$16,919,000 related to the net loss on partial disposition of our interest in Pacific Park Brooklyn, related to the formation of a new joint venture with Greenland in 2014; and

•	$2,498,000 related to increased Land Development Group sales in 2015 compared with 2014, primarily at our Stapleton project.
Financing Transactions - $(711,000)

•
$(59,781,000) related to increased losses on extinguishment of debt compared with 2014 primarily due to the February, March and July 2015 separate, privately negotiated exchange transactions involving a portion of our Senior Notes due 2016, 2018 and 2020;

•
$34,230,000 related to a decrease in interest expense primarily due to separate, privately negotiated exchange transactions involving certain of our Senior Notes due 2016, 2018 and 2020 in February, March and July 2015, and the paydown of nonrecourse mortgage notes for One MetroTech Center in Q2-2015, Harlem Office in Q3-2014, and Ballston Common Office Center in Q1-2015. These decreases were partially offset by increased interest expense related to the change from equity method to full consolidation method of accounting for Boulevard Mall in Q4-2014,and the MIT Assets in Q2-2015 upon the acquisition of our partner’s equity interests in those properties;

•
$18,091,000 related to a decrease in interest expense in 2015 compared with 2014 due to increased capitalized interest on projects under construction and development as we increased our construction pipeline; and

•	$6,749,000 related to the change in fair market value of certain derivatives not qualifying for hedge accounting between the comparable periods, which was marked to market through interest expense.
Non-Cash Transactions - $11,250,000

•
$255,619,000 related to increased gain on change in control of interest in 2015 compared with 2014 activity. The gain on change in control of interest in 2015 was primarily from the June 2015 acquisition of our partner’s 49% equity ownership interest in the MIT Assets, and the April 2015 acquisition of our partner’s 50% equity ownership interest in three operating apartment communities. The gain on change in control of interests in 2014 primarily related to the remeasurement of our equity interest in Bayside Village, an apartment community in San Francisco, California, at fair value upon our partner’s transfer of ownership to an unrelated third party and the acquisition of our partner’s interest in Boulevard Mall;

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

•	$(17,954,000) related to increased write-offs of abandoned development projects, including $(10,191,000) related to unconsolidated entities, in 2015 compared to 2014.
Operations - $(23,693,000)

•	$(42,428,000) related to an increase in organizational transformation costs and termination benefits incurred in 2015 compared with 2014;

•	$(37,579,000) related to an increase in our equity in loss of the Nets included in discontinued operations (sold in January 2016) in 2015 compared to 2014;

•	$33,700,000 related to a combined fluctuation in revenues and operating expenses in properties in which we recently acquired our partners’ interest;

•	$10,532,000 related to a combined fluctuation in revenues and operating expenses in our comparable portfolio in 2015 compared with 2014;

•	$10,156,000 related to a combined fluctuation in revenues and operating expenses at properties in lease-up at December 31, 2015;

•	$2,909,000 related to a combined fluctuation in revenues and operating expenses in our Military Housing business unit in 2015 compared with 2014;

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
Source of Funds
Our principal sources of funds are cash provided by operations including land sales, our revolving credit facility, our term loan facility, nonrecourse mortgage debt and notes payable, dispositions of operating properties or development projects through sales or equity joint ventures, proceeds from the issuance of senior notes, common or preferred equity and other financing arrangements. We have consistently disposed of assets in an effort to recycle capital and reposition our portfolio. Over the last five years, we have generated cash proceeds from dispositions of full or partial interests in rental properties, development projects and other investments averaging well in excess of $400,000,000 per year. Given the diversity of our portfolio by market and product type, we believe the market for property dispositions will continue to be available. We believe the current market conditions will allow us to continue our historical strategy to recycle capital and reposition the portfolio through asset sales or equity joint ventures.

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
Strategic Alternatives for our Retail Portfolio
In August 2016, we announced our Board of Directors has authorized a process to review strategic alternatives for a portion of our retail portfolio. We have been exploring a range of options and expect the review process to be concluded by the end of the first quarter of 2017. Assuming we identify and are able to transact on a chosen alternative, or alternatives, our intent would be to dispose of these retail assets in a tax-deferred manner and redeploy the equity from our retail portfolio into apartment and office assets that align with our focus on primarily core markets and urban, mixed-use placemaking projects, including amenity retail. If we successfully execute on the redeployment strategy, we would expect to generate larger than average proceeds from dispositions and more acquisition activity in the next 24-36 months than historical results.
As part of the strategic review, we have begun discussions with certain strategic partners and other potential buyers for several of the retail assets. As a result, we updated our impairment analysis on our retail assets, which resulted in the recording of a significant impairment charge during the three months ended September 30, 2016 related to two of our consolidated assets. As we continue to review strategic alternatives for our retail portfolio, we may be required to further update our undiscounted cash flow impairment analysis of fully consolidated assets, including probability weighted estimated holding periods. Changes in these estimates and assumptions may result in future impairments.
We continue to have productive negotiations with two of our existing partners in our regional mall and specialty retail portfolios. These negotiations have resulted in executed non-binding letters of intent with both partners and we continue to work toward definitive agreements. Based on the non-binding letters of intent, the economics of the potential transactions reflect an average cap rate of five percent on 2016 net operating income of approximately $110,000,000 and total debt of approximately $1,000,000,000. If we are able to execute on these non-binding letters of intent, we would expect to recognize a significant GAAP gain on the disposal of our retail portfolio. However, there can be no assurance any transaction could be consummated on the terms described above or at all. In addition, there can be no assurance any transaction, if consummated, could be executed in a tax deferred manner.
Use of Funds
Our principal uses of funds include the financing of our real estate operating and development projects, capital expenditures for our existing operating portfolio, principal and interest payments on our nonrecourse mortgage debt and notes payable, revolving credit facility, term loan facility and senior notes, the one-time payment of our earnings and profits distribution made in the first quarter of 2016, our ongoing quarterly payments of common stock dividends and selective operating asset acquisitions, including joint venture partner acquisitions. As noted in the retail portfolio discussion, if we can execute on tax-deferred sales of our retail assets, we would expect to have an increased number of asset acquisitions compared to our historical activity.
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
As discussed above, a majority of our assets are separately encumbered. Since 2011, our capital strategy has focused on reducing our overall leverage level. During 2015, we began establishing an unencumbered asset pool. We believe this change in financing strategy is consistent with our deleveraging efforts and provides us greater financial flexibility. Using proceeds from the November 2016 Term Loan Facility borrowings, along with additional cash on hand, we paid off the $640,000,000 nonrecourse mortgage which encumbered the New York Times office building scheduled to mature in 2017. The New York Times is a significant addition to our unencumbered asset pool and provides us with additional financial flexibility. We intend to add unencumbered assets to this pool during 2017 and beyond, as we continue to make progress toward our deleveraging goals.

Prior to operating as a REIT in 2016, we operated as a C corporation and retained substantially all of our internally generated cash. This cash, together with refinancing and property sale proceeds, has historically provided us with the necessary liquidity to take advantage of investment opportunities. The economic downturn and its impact on the lending and capital markets reduced our ability to finance development and acquisition opportunities and modified the required rates of return to make new investment opportunities appealing. As a result of these market changes, we have established self-imposed limitations on entering into new development activities.
We continue to make progress on certain other pre-development projects, primarily multifamily projects located in core markets. The cash required to fund our equity in projects under construction and development plus cash necessary to extend or pay down our near-term debt maturities is anticipated to exceed our cash from operations. As a result, we intend to extend maturing debt or repay it with net proceeds from property sales, equity joint ventures, borrowings on our revolving credit facility, term loan facility or future debt or equity financing.
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
Our ownership in the Nets and Barclays Center was through our consolidated subsidiary Nets Sports & Entertainment (“NS&E”). During 2013 and 2014, we did not fund the Nets capital calls related to the 2013-2014 and 2014-2015 NBA basketball seasons, respectively. This did not constitute a default under the agreements related to our investment in the Nets because, in 2013, NS&E entered into a forbearance agreement with the majority partner. Under the forbearance agreement, the majority partner agreed to fund NS&E’s portion of Nets capital calls through September 8, 2015 and forbear the majority partner’s right to dilute NS&E’s ownership interests in the Nets through the forbearance period in exchange for a fee. Upon expiration of the forbearance agreement on September 8, 2015, NS&E repaid the majority partner $26,800,000 related to the 2013-2014 and 2014-2015 NBA seasons. As a result of the funding, NS&E recognized $40,760,000 of losses related to its ownership interest in the Nets during the year ended December 31, 2015.
Pacific Park Brooklyn
On June 30, 2014, we entered into a joint venture with Greenland Atlantic Yards, LLC, a subsidiary of Shanghai-based Greenland Holding Group Company Limited (“Greenland”), to develop Pacific Park Brooklyn, a 22 acre mixed-use project in Brooklyn, New York. Under the joint venture, Greenland acquired 70% of the project and will co-develop the project with us, along with sharing in the entire project costs going forward in proportion to ownership interests. During 2014, we received $208,275,000 of cash, net of transaction costs, related to the transaction. The joint venture will execute on the remaining development rights, including the infrastructure and vertical construction of the apartment units, but excludes Barclays Center and 461 Dean Street apartment community. Consistent with the approved master plan, the joint venture will develop the remaining portion of Phase I and all of Phase II of the project, including the permanent rail yard. The remaining portion of Phase I that will be developed by the joint venture is comprised of seven buildings totaling approximately 3.1 million square feet. Phase II consists of seven buildings totaling approximately 3.3 million square feet.
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
During the three months ended September 30, 2016, it became evident the occupancy and rental rate declines in the Brooklyn market was determined not to be temporary as a result of an increased supply of new rental product amplified by the sun-setting and the uncertainty around the 421 A real estate tax abatement program. Over the last quarter, the condominium market in New York has also softened, causing the projected sale schedule for 550 Vanderbilt to be adjusted accordingly. Separately, the construction costs across the New York market continue to trend upward, resulting in increases in the estimated trade costs for certain infrastructure as well as vertical construction. In addition, the expiration of and the continued uncertainty related to the availability of the 421 A real estate tax abatement program puts further stress on anticipated returns. As a result, during the three months ended September 30, 2016, as part of our formal strategic plan update, a decision was made to revise the overall project schedule for Pacific Park Brooklyn. Accordingly, we updated the discounted cash flow model to reflect the updated timing of the project schedule as well as the revenue, expense and cost assumptions. Based on the above, the estimated fair value of the investment no longer exceeded the carrying value. As a result, we recorded an other-than-temporary impairment of $299,300,000 during the year ended December 31, 2016. The remaining basis in the investment (net of estimated future funding obligations) is not material.
461 Dean Street
461 Dean Street is an apartment building in Brooklyn, New York adjacent to the Barclays Center at the Pacific Park Brooklyn project. This modular construction project opened during the three months ended September 30, 2016. We had a fixed price contract (the “CM Contract”) with Skanska USA to construct the apartment building. In 2014, Skanska USA ceased construction and we terminated the CM Contract for cause. Each party has filed lawsuits relating primarily to the project’s delays and associated additional completion costs. We continue to vigorously pursue legal action against Skanska USA for damages related to their default of the CM Contract. However, there is no assurance we will be successful in recovering these damages or defending against Skanska USA’s claims.
Nonrecourse Mortgage Financings
As of December 31, 2016, we had $254,325,000 of nonrecourse mortgage financings with scheduled maturities during the year ending December 31, 2017, of which $38,349,000 represents regularly scheduled amortization payments. Subsequent to December 31, 2016, we have addressed $19,954,000 of these maturities through closed transactions. We are currently in negotiations to refinance and/or extend the remaining $196,022,000 of nonrecourse debt. We cannot give assurance as to the ultimate result of these negotiations. As with all nonrecourse mortgages, if we are unable to negotiate an extension or otherwise refinance the mortgage, we could go into default and the lender could commence foreclosure proceedings on the single collateralized asset, which would likely result in a loss of the asset or an impairment which could be significant.
Subsequent to December 31, 2016, the $92,218,000 nonrecourse mortgage encumbering Boulevard Mall matured and has been transferred to a Special Servicer who has subsequently delivered a Default Notice to us. We are in the process of working with the Special Servicer to determine alternatives for this property, although there is no assurance that we will be successful in addressing the mortgage. If we are unable to successfully address this mortgage, the lender could commence foreclosure proceedings and we could lose the asset. During the year ended December 31, 2016, we recorded an impairment of $52,510,000 on Boulevard Mall. At December 31, 2016, our basis in the property was $60,087,000. The loss of this asset would not have a significant impact to our financial condition, cash flows or liquidity.
As of December 31, 2016, we had one nonrecourse mortgage greater than five percent of our nonrecourse mortgage debt and notes payable, net. The mortgage encumbers Fifteen Metrotech Center, an office building in Brooklyn, New York, and has a balance of $158,275,000, net of unamortized mortgage procurement costs, at December 31, 2016.
As of December 31, 2016, our share of nonrecourse mortgage debt and notes payable, net recorded on our unconsolidated subsidiaries amounted to $2,450,669,000 of which $169,728,000 ($23,505,000 represents scheduled principal payments) is scheduled to mature during the year ending December 31, 2017. Negotiations are ongoing on the 2017 maturities, but we cannot give assurance we will obtain these financings on favorable terms or at all.
2016 Liquidity Transactions
During the year ended December 31, 2016, we completed the following transactions, which increased liquidity, reduced debt resulting in lower future fixed charges for interest, reduced future development equity requirements and development risk and strengthened our balance sheet.

•
We entered into a Term Loan Credit Agreement which provided for a $335,000,000 senior unsecured term loan credit facility. We borrowed the entire $335,000,000 of available borrowings using the proceeds, along with additional cash on hand, to pay off the $640,000,000 nonrecourse mortgage which encumbered the New York Times office building and was scheduled to mature in 2017.

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

•	We completed the sale of our interests in entities that develop and manage military family housing. The sale generated net cash proceeds of $208,305,000.

•	We completed the sale of 625 Fulton Avenue, a development site in Brooklyn, New York. The sale generated net cash proceeds of $151,776,000.

•
We entered into joint venture agreements with outside partners, affiliated entities of QIC, one of the largest institutional investment managers in Australia, in the following properties generating net cash proceeds of $100,354,000 along with QIC assuming debt of $230,691,000:

◦	Westchester’s Ridge Hill, a formerly wholly owned regional mall in Yonkers, New York;

◦	Ballston Quarter, a formerly wholly owned regional mall in Arlington, Virginia; and

◦	Shops at Wiregrass, a formerly wholly owned regional mall in Tampa, Florida and a development opportunity adjacent to the Shops at Wiregrass.

•
We completed the sale of Avenue at Tower City Center, a specialty retail center in Cleveland, Ohio and related parking facility assets, Grand Lowry Lofts, an apartment community in Denver, Colorado, Terminal Tower, an office building in Cleveland, Ohio, and five floors of the Johns Hopkins Parking Garage located in Baltimore, Maryland. These sales, along with the sales of other operating assets, generated net cash proceeds of $133,478,000. These dispositions are part of our strategy to sell operating assets in non-core markets and non-core operating assets.

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

•	We entered into a privately negotiated exchange agreement to exchange the remaining $125,000 of our 5.00% Senior Notes due 2016 for 9,298 shares of Class A common stock.

•	We contributed West Village II, an apartment community under construction in Dallas, Texas, into our residential strategic capital partnership with Arizona State Retirement System.
Subsequent to December 31, 2016, we completed the following transactions.

•	Completed the sale of four of our federally assisted housing apartment communities, consisting of 966 units;

•	We completed the sale of Illinois Science & Technology Park, office buildings in Skokie, Illinois. The sale generated net cash proceeds of approximately $15,000,000.

•	We completed the sale of Shops at Bruckner Boulevard, an unconsolidated specialty retail center in Bronx, New York. The sale generated net cash proceeds of approximately $9,200,000.
We continue to explore various options to strengthen our balance sheet and enhance our liquidity, but can give no assurance we can accomplish any of these other options on terms favorable to us or at all. If we cannot enhance our liquidity, it could adversely impact our growth and result in further curtailment of development activities.
Organizational Transformation Activities
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

In addition to the REIT conversion, we completed an internal reorganization of the Company. The new structure is organized around our real estate operations, real estate development and corporate support service functions. We incurred significant costs associated with the REIT conversion and our internal reorganization. During the years ended December 31, 2016, 2015 and 2014, we incurred $31,708,000, $48,125,000 and $5,697,000 of organizational transformation costs and termination benefits, respectively. REIT conversion costs and professional fees associated with the reorganization are substantially complete as of December 31, 2016. Shareholder activism expenses, if any, and termination benefits associated with the completion of the reorganization will continue to be reported on this line item.
As a REIT, we plan to fund all of our capital needs, including any required distributions of our REIT taxable income in order to maintain our REIT qualification under the Code, from similar sources we have used historically and described earlier.
Dividends
We plan to elect to be taxed as a REIT commencing with the taxable year ended December 31, 2016, upon filing the 2016 Form 1120-REIT with the Internal Revenue Service on or before October 15, 2017. We have been operating, and plan to continue operating, in a manner consistent with REIT qualification rules since January 1, 2016. As a REIT, we are subject to a number of organizational and operational requirements, including a requirement that we must annually distribute to our shareholders an amount equal to at least 90% of our REIT taxable income (computed without regard to the dividends paid deduction and net capital gain and net of any available net operating losses). We intend to distribute 100% of our taxable income to avoid paying federal tax. Our REIT taxable income typically will not include income earned by our TRSs except to the extent the TRSs pay dividends to us.
Prior to the taxable year ended December 31, 2016, our predecessor, Forest City Enterprises, Inc., operated as a C corporation. A REIT is not permitted to retain earnings and profits (“E&P”) accumulated during the periods when the company or its predecessor was taxed as a C corporation or accumulated by the company’s or its predecessor’s TRS not converted to a qualified REIT subsidiary. We were required to make one or more distributions to our shareholders that equals or exceeds our accumulated positive E&P.
The following table summarizes cash dividends declared by the Board of Directors on our Class A and Class B common stock (“Common Stock”) (in thousands, except per share data):

Type	Date Declared	Record Date	Payment Date	Amount Per Share	Total Cash Payment
E&P	February 18, 2016	March 4, 2016	March 18, 2016	$0.10	$25,992
Quarterly	February 18, 2016	March 4, 2016	March 18, 2016	$0.06	$15,596
Quarterly	May 17, 2016	June 10, 2016	June 24, 2016	$0.06	$15,623
Quarterly	August 18, 2016	September 2, 2016	September 16, 2016	$0.06	$15,621
Quarterly	November 30, 2016	December 12, 2016	December 23, 2016	$0.06	$15,620
			Total	$0.34	$88,452
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
Financial Covenants
Our revolving credit facility and term loan facility contain certain restrictive financial covenants. A summary of the key financial covenants as defined in the agreements, all of which we are compliant with at December 31, 2016, follows:

	Requirement	As of
	Per Agreement	December 31, 2016
	(dollars in thousands)
Credit Facility Financial Covenants
Maximum Total Leverage Ratio	≤65%	49.45%
Maximum Secured Leverage Ratio	≤55%	45.49%
Maximum Secured Recourse Leverage Ratio	≤15%	0.00%
Maximum Unsecured Leverage Ratio	≤60%	19.86%
Minimum Fixed Charge Coverage Ratio	≥1.50x	1.95	x
Minimum Unencumbered Interest Coverage Ratio	≥1.50x	10.07	x

Revolving Credit Facility
See Note G – Revolving Credit Facility in the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for additional information.
Term Loan Facility, Net
See Note H – Term Loan Facility, Net in the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for additional information.
Convertible Senior Debt, Net
See Note I – Convertible Senior Debt, Net in the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for additional information.
Nonrecourse Debt Financings
We use taxable and tax-exempt nonrecourse debt for our real estate projects. Although we maintain a sizable unencumbered asset pool, the majority of our operating and development properties are separately encumbered with nonrecourse mortgage debt, which in some limited circumstances is supplemented by nonrecourse notes payable (collectively “nonrecourse debt”). For real estate projects financed with tax-exempt debt, we generally utilize variable-rate debt. For construction loans, we generally pursue variable-rate financings with maturities ranging from two to five years. For those real estate projects financed with taxable debt, we generally seek long-term, fixed-rate financing for those operating projects whose loans mature or are projected to open and achieve stabilized operations.
We are actively working to refinance and/or extend the maturities of the nonrecourse debt coming due in the next 24 months. During the year ended December 31, 2016, we completed the following financings:

Purpose of Financing	Amount
(in thousands)
Refinancings	$356,542
Construction and development projects	77,000
Loan extensions	5,862
$439,404

Cash Flows
Operating Activities
Net cash provided by operating activities was $292,851,000, $275,476,000 and $262,022,000 for the years ended December 31, 2016, 2015 and 2014, respectively. The net increase in net cash provided by operating activities is the result of reduced interest payments as a result of our deleveraging strategy along with changes in operating assets and liabilities between the comparable periods.
Investing Activities
Net cash used in investing activities was $(76,708,000), $(885,770,000) and $(43,757,000) for the years ended December 31, 2016, 2015 and 2014, respectively, and consisted of the following:

	Years Ended December 31,
	2016	2015	2014
	(in thousands)
Capital expenditures:
Construction and development costs:
461 Dean Street	$(68,591)	$(76,034)	$(49,329)
The Bridge at Cornell Tech, an office building under construction in Roosevelt Island, New York	(63,338)	(25,859)	(4,894)
NorthxNorthwest, an apartment community under construction in Philadelphia, Pennsylvania	(63,147)	(29,364)	(3,291)
Kapolei Lofts, an apartment community in Kapolei, Hawaii	(49,458)	(58,454)	(9,882)
Eliot on 4th, an apartment community under construction in Washington, D.C.	(41,728)	(23,693)	(12,119)
Broadway and Hill, an apartment community under construction in Los Angeles, California	(41,444)	(16,431)	(3,209)
Town Center Wrap, an apartment community under construction in Denver, Colorado	(28,032)	(1,851)	—
The Yards - Arris, an apartment community in Washington, D.C.	(21,052)	(57,077)	(20,335)
Blossom Plaza, an apartment community under construction in Los Angeles, California	(20,366)	(27,752)	(18,618)
1812 Ashland Ave, an office building under construction in Baltimore, Maryland	(14,121)	(26,049)	(3,620)
The Yards - Twelve12, an apartment community in Washington, D.C.	(4,661)	(3,810)	(35,433)
Winchester Lofts, an apartment community in New Haven, Connecticut	—	(9,035)	(35,630)
2175 Market Street, an apartment community in San Francisco, California	—	(4,413)	(22,880)
Pacific Park Brooklyn (1)	—	—	(36,234)
Other	(91,185)	(82,467)	(72,328)
Total construction and development costs (2)	(507,123)	(442,289)	(327,802)
Operating properties:
Office Segment	(10,048)	(14,494)	(8,470)
Retail Segment	(5,212)	(5,389)	(8,702)
Apartment Segment	(19,383)	(27,722)	(23,169)
	(34,643)	(47,605)	(40,341)
Tenant improvements:
Office Segment	(30,018)	(41,860)	(18,198)
Retail Segment	(4,673)	(4,610)	(2,553)
	(34,691)	(46,470)	(20,751)
Total operating properties	(69,334)	(94,075)	(61,092)
Corporate Segment	(99)	(205)	(15)
Total capital expenditures	$(576,556)	$(536,569)	$(388,909)
Capital expenditure of assets included in discontinued operations:
Arena	(690)	(20,811)	(10,972)
Acquisitions:
Partner’s interest in University Park at MIT	$—	$(386,156)	$—
500 Sterling Place	—	(11,119)	—
Partner’s interest in 91 Sidney, an apartment building in Cambridge, Massachusetts	—	—	(19,988)
Total acquisitions	$—	$(397,275)	$(19,988)
Payment of lease procurement costs (3)	(11,692)	(12,662)	(13,251)
Increase in notes receivable	(28,846)	(31,211)	(42,247)

Payments on notes receivable	58,000	56,448	81,682
Decrease (increase) in restricted cash used for investing purposes:
Chestnut Lake, an apartment community in Strongsville, Ohio	$(10,472)	$—	$—
MIT 45/75 Sidney Street, an office building in Cambridge, Massachusetts	6,618	—	—
Stapleton, a mixed-use community in Denver, Colorado	5,919	(5,949)	—
Westchester’s Ridge Hill	4,936	(5,273)	596
Nine MetroTech Center, an office building in Brooklyn, New York	4,869	(1,028)	(958)
The Yards - Twelve12	3,847	5,045	37,107
1812 Ashland Ave	—	19,984	(20,111)
One MetroTech Center, an office building in Brooklyn, New York	—	24,339	5,213
461 Dean Street	—	53,871	(7,112)
Collateral released (posted) for various interest rate swaps and total rate of return swaps	—	14,293	(29,980)
The Bridge at Cornell Tech,	—	4,000	—
Pacific Park Brooklyn (1)	—	2,873	96,183
Other	(6,467)	(898)	1,338
Total decrease in restricted cash used for investing purposes	$9,250	$111,257	$82,276
Cash held at Arena upon disposition	(28,041)	—	—
Proceeds from disposition of rental properties or development projects
Disposition of entities that develop and manage military housing	$208,305	$—	$—
625 Fulton Avenue	93,776	—	—
Disposition of partial interest in Westchester’s Ridge Hill	75,448	—	—
Barclays Center	60,924	—	—
Avenue at Tower City Center and Tower City Parking	55,015	—	—
Terminal Tower	38,027	—	—
Disposition of partial interest in Shops at Wiregrass	24,906	—	—
Grand Lowry Lofts	23,262	—	—
Johns Hopkins Parking Garage	11,186	—	—
Skylight Office Tower	—	34,944	—
Disposition of partial interest in Pacific Park Brooklyn	—	—	208,275
Quartermaster Plaza, a specialty retail center in Philadelphia, Pennsylvania	—	—	23,045
Halle Building, an office building in Cleveland, Ohio	—	—	19,658
Forest Trace, supported living apartments in Lauderhill, Florida	—	—	18,094
Other	5,988	1,006	9,940
Total proceeds from disposition of rental properties or development projects	$596,837	$35,950	$279,012

	Years Ended December 31,
	2016	2015	2014
	(in thousands)
Change in investments in and advances to unconsolidated entities—(contributions to) or distribution from investment:
Acquisitions:
A building at Antelope Valley Mall, a regional mall in Palmdale, California	$—	$(4,011)	$—
Partners’ interests in East River Plaza, a specialty retail center, and 8 Spruce Street and DKLB BKLN, apartment communities, all located in the New York metropolitan area	—	—	(14,286)
Dispositions:
Steinway Street Theaters	14,059	—	—
Barrington Place, Legacy Arboretum and Legacy Crossroads, apartment communities in North Carolina	—	—	17,532
818 Mission Street and Bulletin Building, office buildings in San Francisco, California	—	—	11,733
Colonial Grand and Westwood Reserve, apartment communities in Tampa, Florida	—	—	10,612
Golden Gate, a specialty retail center in Mayfield Heights, Ohio	—	—	7,518
Apartments
Pacific Park Brooklyn joint venture (1)	(65,867)	(55,800)	(94,768)
Hudson Exchange, an apartment community under construction in Jersey City, New Jersey	(18,567)	(13,948)	—
Liberty Hills, an apartment community in Solon, Ohio, refinancing proceeds	—	4,000	—
Glendora Gardens, a senior housing apartment community in Glendora, California, refinancing proceeds	—	—	6,755
Bayside Village, refinancing proceeds (4)	—	—	4,567
3700M, an apartment community in Dallas, Texas	—	—	(5,317)
Radian, an apartment community in Boston, Massachusetts	—	—	(3,357)
Retail projects
South Bay Galleria, a regional mall in Redondo Beach, California, repay a portion of a mortgage	(18,457)	—	—
Westchester’s Ridge Hill, primarily to fund a restricted cash construction escrow account	(16,114)	—	—
Regional retail mall joint venture, primarily to fund rehabilitation and expansion projects	(9,977)	(6,327)	(23,219)
Atlantic Center, a specialty retail center in Brooklyn, New York	(4,383)	—	—
Promenade Temecula, a regional mall in Temecula, California, refinancing proceeds	18,457	—	—
Westfield San Franciso Centre, a regional mall in San Francisco, California	—	(5,303)	—
Victoria Gardens, a regional mall in Rancho Cucamonga, California, refinancing proceeds	—	—	37,357
Atlantic Terminal Mall, a specialty retail center in Brooklyn, New York, refinancing proceeds	—	—	14,751
Office projects:
300 Massachusetts Ave, an office building in Cambridge, Massachusetts	12,823	(1,648)	(2,777)
38 Sidney Street, an office building in Cambridge, Massachusetts, refinancing proceeds	—	11,249	—
64 Sidney Street, an office building in Cambridge, Massachusetts, refinancing proceeds	—	—	10,909
40 Landsdowne Street, an office building in Cambridge, Massachusetts, refinancing proceeds	—	—	9,279
The Nets, a National Basketball Association member	(3,883)	(24,900)
Other	(3,061)	5,791	1,351
Total change in investments in and advances to unconsolidated entities	$(94,970)	$(90,897)	$(11,360)
Net cash used in investing activities	$(76,708)	$(885,770)	$(43,757)

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

(2)
We capitalized internal costs related to projects under construction and development of $34,613, $36,476 and $38,087, including compensation related costs of $30,919, $30,811 and $31,770 for the years ended December 31, 2016, 2015 and 2014, respectively. Total capitalized internal costs represent approximately 6.00%, 6.80% and 9.79% of total capital expenditures for the years ended December 31, 2016, 2015 and 2014, respectively.

(3)
We capitalized internal costs related to leasing activities of $3,330, $4,925 and $2,424 including compensation related costs of $2,942, $3,817 and $2,054, for the years ended December 31, 2016, 2015 and 2014, respectively.

(4)
Bayside Village changed from the equity method of accounting to the full consolidation method during the three months ended December 31, 2014. Changes in investments in and advances to unconsolidated entities represent activity prior to the change to the full consolidation method of accounting.

Financing Activities
Net cash provided by (used in) financing activities was $(335,244,000), $577,496,000 and $(171,953,000) for the years ended December 31, 2016, 2015 and 2014, respectively. During 2016, we used cash we had on hand plus our new $335,000,000 term loan to pay off the $640,000,000 nonrecourse mortgage on the New York Times office building. We also used cash to redeem a portion of our 2018 and 2020 Senior Notes. In addition, we operated as a REIT for the first time in 2016 and paid $88,452,000 of dividends.
During 2015, we had a significant equity offering that we used to purchase the MIT Assets. This significant source from financing was offset by deleveraging activity, including paying down nonrecourse mortgages and cash paid to early convert the various tranches of our senior notes.
We used a significant amount of cash in 2014 which was primarily generated from operations and asset sales, to pay down debt resulting in a large net use of cash from financing activities. The significant use of cash to pay down debt during all years presented is consistent with our ongoing goal of deleveraging the balance sheet.

2006 CLASS A COMMON UNITS
We and certain of our affiliates entered into a Master Contribution and Sale Agreement (the “Master Contribution Agreement”) with Bruce C. Ratner (“Mr. Ratner”), Executive Vice President, and certain entities and individuals affiliated with Mr. Ratner (the “BCR Entities”) in August 2006 to purchase their interests in a total of 30 retail, office and apartment operating properties and service companies in the Greater New York City metropolitan area. We issued 3,646,755 Class A Common Units (“2006 Units”) in a jointly-owned limited liability company to the BCR Entities in exchange for their interests. We accounted for the issuance of the 2006 Units in exchange for the noncontrolling interests under the purchase method of accounting. The 2006 Units may be exchanged for one of the following forms of consideration at our sole discretion: (i) an equal number of shares of our Class A common stock or, (ii) cash based on a formula using the average closing price of the Class A common stock at the time of conversion or, (iii) a combination of cash and shares of our Class A common stock. We have no rights to redeem or repurchase the 2006 Units. Pursuant to the Master Contribution Agreement, certain projects under development would remain owned jointly until each project was completed and achieved “stabilization.” Upon stabilization, each project would be valued and we, in our discretion, would choose among various ownership options for the project.
As described below, we and Mr. Ratner have agreed upon the value of each development project that has reached stabilization. As of December 31, 2016, air rights for any future residential vertical development at East River Plaza, a specialty retail center in Manhattan, New York, remains the only asset subject to this agreement. The development projects were not covered by the Tax Protection Agreement (the “Tax Protection Agreement”) that the parties entered into in connection with the Master Contribution Agreement. The Tax Protection Agreement indemnified the BCR Entities included in the initial closing against taxes payable by reason of any subsequent sale of certain operating properties and expires in November 2018.
As a result of the January 2017 sale of Shops at Bruckner Boulevard, we expect to accrue $482,000 related to a tax indemnity payment due to the BCR Entities during the three months ending March 31, 2017.
As a result of the January 2016 sale of 625 Fulton Avenue, a development site in Brooklyn, New York, we accrued $6,238,000 related to a tax indemnity payment due to the BCR Entities in accordance with the terms of the Tax Protection Agreement. Quarterly installments totaling $4,680,000 were paid during the year ended December 31, 2016. The remaining amount was included in accounts payable, accrued expenses and other liabilities at December 31, 2016 and was paid in January 2017.
As a result of the March 2014 disposal of Quartermaster Plaza, a specialty retail center in Philadelphia, Pennsylvania, we accrued $1,646,000 during the year ended December 31, 2014 related to a tax indemnity payment due to the BCR Entities, of which $1,235,000 was paid as of December 31, 2014. The remaining amount was paid during the year ended December 31, 2015.
Class A Common Unit Exchanges
In September 2015, certain BCR Entities exchanged 1,032,402 of the 2006 Units. We issued 1,032,402 shares of our Class A common stock for the exchanged 2006 Units. We accounted for the exchange as a purchase of noncontrolling interests, resulting in a reduction of noncontrolling interests of $52,663,000, an increase to Class A common stock of $344,000 and a combined increase to additional paid-in capital of $52,319,000, accounting for the fair value of common stock issued and the difference between the fair value of consideration exchanged and the noncontrolling interest balance. At December 31, 2016 and 2015, 1,940,788 2006 Units were outstanding.
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
The carrying value of the 2006 Units of $99,000,000 is included as noncontrolling interests at December 31, 2016 and 2015, respectively.
Westchester’s Ridge Hill
Pursuant to the terms of the Master Contribution Agreement, in December 2015, we caused certain of our affiliates to acquire the BCR Entities’ interests in Westchester’s Ridge Hill, a regional mall in Yonkers, New York for $10. Subsequent to the December 2015 transaction, we own 100% of the asset.
During 2014, in accordance with the Master Contribution Agreement, we accrued and capitalized into the cost basis of the asset, an $11,000,000 development fee payable to Mr. Ratner related to Westchester’s Ridge Hill, as certain milestones had been reached in the development and operation of the property. The entire amount was included in accounts payable, accrued expenses and other liabilities at December 31, 2015 and was paid in January 2016.

8 Spruce Street, DKLB BKLN and East River Plaza
Pursuant to the terms of the Master Contribution Agreement, in January 2014, we caused certain of our affiliates to acquire the BCR Entities’ interests in three stabilized projects, 8 Spruce Street, an apartment community in Manhattan, New York, DKLB BKLN, an apartment community in Brooklyn, New York, and East River Plaza. In accordance with the purchase agreements, the applicable BCR Entities assigned and transferred their interests in the three projects to affiliates of ours and received cash of $14,286,000, resulting in an increase in investments in and advances to unconsolidated affiliates. Prior to the transaction, we accounted for the three projects using the equity method of accounting and subsequently account for the projects as equity method investments as the other outside partners continue to have joint control.
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
The consideration exchanged by us for the BCR Entities’ interest in the two development projects was accounted for under the purchase method of accounting. Pursuant to the agreements, the BCR Entities received an initial cash amount of $49,249,000. We calculated the net present value of the remaining payments over the 15 year period using a discounted interest rate. This initial discounted amount of $56,495,000 was recorded and will be accreted up to the total liability through interest expense over the 15 year period using the effective interest method. At December 31, 2016 and 2015, $3,672,000 and $3,497,000, respectively, is recorded in accounts payable, accrued expenses and other liabilities related to this obligation.
COMMITMENTS AND CONTINGENCIES
See Note L – Commitments and Contingencies in the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for additional information.
CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS
As of December 31, 2016, we are subject to certain contractual obligations, some of which are off-balance sheet, as described in the table below:

	Payments Due by Period
	December 31,
	2017	2018	2019	2020	2021	Thereafter	Total
	(in thousands)
Long-Term Debt:
Nonrecourse mortgage debt and notes payable (1)	$254,325	$431,003	$441,347	$200,680	$195,992	$1,634,852	$3,158,199
Share of nonrecourse mortgage debt and notes payable of unconsolidated entities	169,728	545,657	161,914	155,849	61,680	1,384,747	2,479,575
Revolving credit facility	—	—	—	—	—	—	—
Term loan facility	—	—	—	—	335,000	—	335,000
Convertible senior debt	—	73,216	—	40,021	—	—	113,237
Interest payments on long-term debt	121,260	112,243	95,338	84,372	64,170	306,608	783,991
Share of interest payments on long-term debt of unconsolidated entities	103,065	84,755	66,909	64,496	56,584	290,978	666,787
Operating leases	10,222	7,337	6,564	6,616	6,528	257,107	294,374
Share of operating leases of unconsolidated entities	7,799	7,917	7,710	7,706	7,700	321,565	360,397
Construction contracts	347,601	21,290	18,591	—	—	—	387,482
Other (2)	4,198	50,849	460	457	470	—	56,434
Total Contractual Obligations	$1,018,198	$1,334,267	$798,833	$560,197	$728,124	$4,195,857	$8,635,476

(1)
We have a substantial amount of nonrecourse mortgage debt, the details of which are further described within Item 7A. Quantitative and Qualitative Disclosures About Market Risk. We are contractually obligated to pay the interest and principal on these mortgages. Because we utilize mortgage debt as a primary source of capital, the balances and terms of the mortgages, and therefore the estimate of future contractual obligations, including interest payments, frequently change due to full or partial property dispositions, mortgage refinancings, changes in variable interest rates and new mortgage debt in connection with property additions.

(2)
Represents funds we are legally obligated to pay under various service contracts, employment contracts and licenses over the next several years as well as unrecognized tax benefits. These contracts are typically greater than one year and either do not contain a cancellation clause or cannot be terminated without substantial penalty. We have several service contracts with vendors related to our property management, including maintenance, landscaping, security and phone service. In addition, we have other service contracts we enter into during our normal course of business which extend beyond one year and are based on usage, including snow plowing, answering services, copier maintenance and cycle painting. As we are unable to predict the usage variables, these contracts have been excluded from our summary of contractual obligations at December 31, 2016.

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
INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K, together with other statements and information publicly disseminated by us, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements reflect management’s current views with respect to financial results related to future events and are based on assumptions and expectations that may not be realized and are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, financial or otherwise, may differ, perhaps materially, from the results discussed in the forward-looking statements. Risk factors discussed in Item 1A of this Form 10-K and other factors that might cause differences, some of which could be material, include, but are not limited to, our ability to qualify or to remain qualified as a REIT, our ability to satisfy REIT distribution requirements, the impact of issuing equity, debt or both, and selling assets to satisfy our future distributions required as a REIT or to fund capital expenditures, future growth and expansion initiatives, the impact of the amount and timing of any future distributions, the impact from complying with REIT qualification requirements limiting our flexibility or causing us to forego otherwise attractive opportunities beyond rental real estate operations, the impact of complying with the REIT requirements related to hedging, our lack of experience operating as a REIT, legislative, administrative, regulatory or other actions affecting REITs, including positions taken by the Internal Revenue Service, the possibility that our Board of Directors will unilaterally revoke our REIT election, the possibility that the anticipated benefits of qualifying as a REIT will not be realized, or will not be realized within the expected time period, the impact of current lending and capital market conditions on our liquidity, our ability to finance or refinance projects or repay our debt, the impact of the slow economic recovery on the ownership, development and management of our commercial real estate portfolio, general real estate investment and development risks, litigation risks, vacancies in our properties, risks associated with developing and managing properties in partnership with others, competition, our ability to renew leases or re-lease spaces as leases expire, illiquidity of real estate investments, our ability to identify and transact on chosen strategic alternatives for a portion of our retail portfolio, bankruptcy or defaults of tenants, anchor store consolidations or closings, the impact of terrorist acts and other armed conflicts, our substantial debt leverage and the ability to obtain and service debt, the impact of restrictions imposed by our revolving credit facility, term loan facility and senior debt, exposure to hedging agreements, the level and volatility of interest rates, the continued availability of tax-exempt government financing, our ability to receive payment on the notes receivable issued by Onexim in connection with their purchase of our interests in the Barclays Center and the Nets, the impact of credit rating downgrades, effects of uninsured or underinsured losses, effects of a downgrade or failure of our insurance carriers, environmental liabilities, competing interests of our directors and executive officers, the ability to recruit and retain key personnel, risks associated with the sale of tax credits, downturns in the housing market, the ability to maintain effective internal controls, compliance with governmental regulations, increased legislative and regulatory scrutiny of the financial services industry, changes in federal, state or local tax laws and international trade agreements, volatility in the market price of our publicly traded securities, inflation risks, cybersecurity risks, cyber incidents, shareholder activism efforts, conflicts of interest, risks related to our organizational structure including operating through our Operating Partnership and our UPREIT structure and completion of the proposed reclassification of our common stock, as well as other risks listed from time to time in our SEC filings, including but not limited to, our annual and quarterly reports. We have no obligation to revise or update any forward-looking statements, other than as imposed by law, as a result of future events or new information. Readers are cautioned not to place undue reliance on such forward-looking statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Our market risk includes the inability to obtain construction loans, refinance existing construction loans into long-term fixed-rate nonrecourse financing, refinance existing nonrecourse financing at maturity, obtain renewals or replacement of credit enhancement devices, such as letters of credit, or otherwise obtain funds by selling real estate assets or by raising equity (see the “Lending and Capital Market Conditions May Negatively Impact Our Liquidity and Our Ability to Finance or Refinance Projects or Repay Our Debt” section of Item 1A. Risk Factors). We also have interest-rate exposure on our current variable-rate debt portfolio. During the construction period, we have historically used variable-rate debt to finance developmental projects. At December 31, 2016, our outstanding variable-rate debt, net, including borrowings under our revolving credit facility and term loan facility, consisted of $911,939,000 of taxable debt and $599,101,000 of tax-exempt debt. Upon opening and achieving stabilized operations, we have historically procured long-term fixed-rate financing for our rental properties. If we are unable to procure long-term fixed-rate financing, we would pursue extending maturities with existing lenders. Additionally, we are exposed to interest rate risk upon maturity of our long-term fixed-rate financings. The total weighted average interest rate includes the impact of interest rate swaps, caps and long-term contracts in place as of December 31, 2016.
Interest Rate Exposure
The following table summarizes the composition of nonrecourse debt, net:

December 31, 2016	Operating Properties	Projects under Construction and Development	Total	Total Weighted Average Rate
	(dollars in thousands)
Fixed	$1,874,206	$68,855	$1,943,061	4.42%
Variable
Taxable	508,449	70,222	578,671	2.96%
Tax-Exempt	599,101	—	599,101	1.68%
	$2,981,756	$139,077	$3,120,833	3.62%
Total gross commitment from lenders		$438,223
To mitigate short-term variable interest rate risk, we have purchased interest rate hedges for our variable-rate debt as follows:
Taxable (Priced off of LIBOR Index)

	Swaps
	Notional	Average Base
Period Covered	Amount	Rate
	(dollars in thousands)
01/01/17 - 12/31/17	$98,914	1.87%
01/01/18 - 05/08/24	97,450	1.87%
Tax-Exempt (Priced off of Securities Industry and Financial Markets Association (“SIFMA”) Index)

	Caps
	Notional	Average Base
Period Covered	Amount	Rate
	(dollars in thousands)
01/01/17 - 12/31/17	$69,518	5.89%
01/01/18 - 12/31/18	41,118	5.81%
01/01/19 - 03/24/19	8,808	6.96%
The tax-exempt caps generally were purchased in conjunction with lender hedging requirements that require the borrower to protect against significant fluctuations in interest rates. Except for those requirements, we generally do not hedge tax-exempt debt due to its historically low interest rates.

Sensitivity Analysis to Changes in Interest Rates
Including the effect of the protection provided by the interest rate swaps, caps and long-term contracts in place as of December 31, 2016, a 100 basis point increase in taxable interest rates (including properties accounted for under the equity method, corporate debt and the effect of interest rate floors) would increase the annual pre-tax interest cost for the next 12 months of our variable-rate debt by approximately $8,327,000 at December 31, 2016. Although tax-exempt rates generally move in an amount smaller than corresponding changes in taxable interest rates, a 100 basis point increase in tax-exempt rates (including properties accounted for under the equity method) would increase the annual pre-tax interest cost for the next 12 months of our tax-exempt variable-rate debt by approximately $6,423,000 at December 31, 2016. This analysis includes a portion of our taxable and tax-exempt variable-rate debt related to construction loans for which the interest expense is capitalized.
We enter into total rate of return swaps (“TROR”) on various tax-exempt fixed-rate borrowings. The TROR convert borrowings from a fixed rate to a variable rate. The TROR requires the payment of a variable interest rate, generally equivalent to the SIFMA rate (0.72% at December 31, 2016) plus a spread. Additionally, we have guaranteed the fair value of the underlying borrowings. Fluctuation in the value of the TROR is offset by the fluctuation in the value of the underlying borrowings, resulting in minimal financial impact. At December 31, 2016, the aggregate notional amount of TROR designated as fair value hedging instruments is $551,985,000. The underlying TROR borrowings are subject to a fair value adjustment. In addition, we have TROR with a notional amount aggregating $137,844,000 that are not designated as fair value hedging instruments, but are subject to interest rate risk.
We estimate the fair value of our hedging instruments based on interest rate market and bond pricing models. At December 31, 2016 and 2015, we recorded interest rate caps, swaps and TROR with positive fair values of approximately $9,718,000 and $13,311,000, respectively, in other assets. At December 31, 2016 and 2015, we recorded interest rate swaps and TROR that had a negative fair value of approximately $26,202,000 and $73,679,000, respectively, in accounts payable, accrued expenses and other liabilities.
We estimate the fair value of our long-term debt instruments by market rates, if available, or by discounting future cash payments at interest rates that approximate the current market. Estimated fair value is based upon market prices of public debt, available industry financing data, current treasury rates and recent financing transactions. Based on these parameters, the table below contains the estimated fair value of our long-term debt,net (exclusive of the fair value of derivatives) at December 31, 2016.

	Carrying Value	Fair Value	Fair Value with 100 bp Decrease in Market Rates
	(in thousands)
Fixed	$2,055,242	$2,053,299	$2,157,543
Variable
Taxable	911,939	911,662	914,210
Tax-Exempt	599,101	596,948	598,207
Total Variable	$1,511,040	$1,508,610	$1,512,417
Total Long-Term Debt	$3,566,282	$3,561,909	$3,669,960
The following table provides information about our long-term debt instruments that are sensitive to changes in interest rates.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk (continued)
December 31, 2016

	Expected Maturity Date
	Year Ending December 31,
Long-Term Debt	2017	2018	2019	2020	2021	Period Thereafter	Net Unamortized Procurement Costs	Total Outstanding	Fair Market Value
	(dollars in thousands)
Fixed:
Fixed-rate debt	$209,600	$209,630	$112,282	$161,972	$171,980	$1,092,941	$(15,344)	$1,943,061	$1,930,504
Weighted average interest rate	6.01%	4.53%	4.02%	5.03%	4.66%	4.01%		4.42%
Convertible senior debt (1)	—	73,216	—	40,021	—	—	(1,056)	112,181	122,795
Weighted average interest rate	—%	4.25%	—%	3.63%	—%	—%		4.03%
Total Fixed-Rate Debt	209,600	282,846	112,282	201,993	171,980	1,092,941	(16,400)	2,055,242	2,053,299
Variable:
Variable-rate debt	44,725	140,862	320,565	38,708	24,012	21,398	(11,599)	578,671	578,135
Weighted average interest rate (2)	3.36%	3.24%	2.62%	3.12%	4.67%	3.43%		2.96%
Tax-exempt	—	80,511	8,500	—	—	520,513	(10,423)	599,101	596,948
Weighted average interest rate (2)	—%	1.71%	3.70%	—%	—%	1.65%		1.68%
Bank revolving credit facility (1)	—	—	—	—	—	—		—	—
Weighted average interest rate (2)	—%	—%	—%	—%	—%	—%		—%
Term loan facility (1)	—	—	—	—	335,000	—	(1,732)	333,268	333,527
Weighted average interest rate (2)	—%	—%	—%	—%	2.17%	—%		2.17%
Total Variable-Rate Debt	44,725	221,373	329,065	38,708	359,012	541,911	(23,754)	1,511,040	1,508,610
Total Long-Term Debt	$254,325	$504,219	$441,347	$240,701	$530,992	$1,634,852	$(40,154)	$3,566,282	$3,561,909
Weighted average interest rate	5.54%	3.68%	3.00%	4.49%	3.09%	3.25%		3.50%

(1)	Represents recourse debt.

(2)	Weighted average interest rate is based on current market rates as of December 31, 2016.

Item 8. Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS

Page
Consolidated Financial Statements:
Report of Independent Registered Public Accounting Firm	90
Consolidated Balance Sheets	91
Consolidated Statements of Operations	92
Consolidated Statements of Comprehensive Income (Loss)	93
Consolidated Statements of Equity	94
Consolidated Statements of Cash Flows	95
Notes to Consolidated Financial Statements	96

Supplementary Data:
Quarterly Consolidated Financial Data (Unaudited)	153

Financial Statement Schedules:
Schedule II – Valuation and Qualifying Accounts	163
Schedule III – Real Estate and Accumulated Depreciation	164
Schedule IV – Mortgage Loan on Real Estate	170

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

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of comprehensive income (loss), of equity and of cash flows present fairly, in all material respects, the financial position of Forest City Realty Trust, Inc. (formerly Forest City Enterprises, Inc.), and its subsidiaries at December 31, 2016 and December 31, 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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
/s/ PricewaterhouseCoopers LLP
Cleveland, Ohio
February 27, 2017

Forest City Realty Trust, Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31,
	2016	2015
	(in thousands)
Assets
Real Estate
Completed rental properties	$7,112,347	$7,694,071
Projects under construction and development	734,980	889,618
Land inventory	68,238	69,318
Total Real Estate	7,915,565	8,653,007
Less accumulated depreciation	(1,442,006)	(1,624,920)
Real Estate, net – (variable interest entities $2,270.3 million and $668.9 million, respectively)	6,473,559	7,028,087
Cash and equivalents – (variable interest entities $59.3 million and $17.9 million, respectively)	174,619	265,677
Restricted cash – (variable interest entities $46.5 million and $8.0 million, respectively)	149,300	161,891
Accounts receivable, net - (variable interest entities $72.2 million and $1.8 million, respectively)	208,563	221,562
Notes receivable - (variable interest entities $154.3 million and $5.8 million, respectively)	383,163	154,585
Investments in and advances to unconsolidated entities	564,779	678,872
Other assets – (variable interest entities $72.2 million and $2.3 million, respectively)	274,614	402,444
Deferred income taxes, net	—	83,645
Assets held for sale	—	926,387
Total Assets	$8,228,597	$9,923,150
Liabilities and Equity
Liabilities
Nonrecourse mortgage debt and notes payable, net – (variable interest entities $1,437.8 million and $302.5 million, respectively)	$3,120,833	$3,955,702
Revolving credit facility	—	—
Term loan facility, net	333,268	—
Convertible senior debt, net	112,181	267,235
Accounts payable, accrued expenses and other liabilities – (variable interest entities $241.9 million and $99.4 million, respectively)	726,724	862,817
Cash distributions and losses in excess of investments in unconsolidated entities	150,592	150,255
Liabilities held for sale	—	552,607
Total Liabilities	4,443,598	5,788,616
Redeemable Noncontrolling Interest	—	159,978
Commitments and Contingencies	—	—
Equity
Shareholders’ Equity
Preferred stock – $.01 par value; 20,000,000 shares authorized, no shares issued	—	—
Common stock – $.01 par value
Class A, 371,000,000 shares authorized, 239,937,796 and 238,949,141 shares issued and outstanding, respectively	2,399	2,389
Class B, convertible, 56,000,000 shares authorized, 18,788,169 and 18,805,285 shares issued and outstanding, respectively; 26,257,961 issuable	188	188
Total common stock	2,587	2,577
Additional paid-in capital	2,483,275	2,524,420
Retained earnings	812,386	1,059,240
Shareholders’ equity before accumulated other comprehensive loss	3,298,248	3,586,237
Accumulated other comprehensive loss	(14,410)	(67,905)
Total Shareholders’ Equity	3,283,838	3,518,332
Noncontrolling interest	501,161	456,224
Total Equity	3,784,999	3,974,556
Total Liabilities and Equity	$8,228,597	$9,923,150

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Realty Trust, Inc. and Subsidiaries
Consolidated Statements of Operations

	Years Ended December 31,
	2016	2015	2014
	(in thousands, except per share data)
Revenues
Rental	$649,923	$625,725	$526,966
Tenant recoveries	117,144	133,829	118,035
Service and management fees	53,824	45,263	50,522
Parking and other	56,996	62,376	53,765
Land sales	48,078	79,169	68,102
Military Housing	3,518	31,869	31,967
Total revenues	929,483	978,231	849,357
Expenses
Property operating and management	337,951	383,088	380,819
Real estate taxes	90,468	91,274	78,637
Ground rent	14,375	11,348	9,387
Cost of land sales	13,661	31,413	23,457
Military Housing operating	2,730	8,130	11,481
Corporate general and administrative	62,683	51,974	48,719
Organizational transformation and termination benefits	31,708	48,125	5,697
	553,576	625,352	558,197
Depreciation and amortization	250,848	252,925	196,167
Write-offs of abandoned development projects and demolition costs	10,348	9,534	1,655
Impairment of real estate	156,825	451,434	277,095
Total expenses	971,597	1,339,245	1,033,114
Operating loss	(42,114)	(361,014)	(183,757)

Interest and other income	46,229	37,739	42,780
Gain on change in control of interests	—	486,279	230,660
Interest expense	(131,441)	(157,166)	(194,176)
Interest rate swap breakage fee	(24,635)	—	—
Amortization of mortgage procurement costs	(5,719)	(7,549)	(7,797)
Loss on extinguishment of debt	(32,960)	(65,086)	(1,179)
Loss before income taxes and earnings from unconsolidated entities	(190,640)	(66,797)	(113,469)
Earnings (loss) from unconsolidated entities
Equity in earnings	29,701	22,313	40,792
Net gain on disposition of interest in unconsolidated entities	13,166	20,293	52,421
Impairment	(306,400)	(13,844)	(3,124)
	(263,533)	28,762	90,089
Loss before income taxes	(454,173)	(38,035)	(23,380)
Income tax expense (benefit) of taxable REIT subsidiaries (2016)
Current	3,240	2,139	12,438
Deferred	493	(583,917)	(26,765)
	3,733	(581,778)	(14,327)
Earnings (loss) before gains (loss) on disposal of real estate	(457,906)	543,743	(9,053)
Net gain (loss) on disposition of full or partial interest in development projects, net of tax	136,117	—	(13,737)
Net gain on disposition of full or partial interest in rental properties, net of tax	121,284	1,067	18,548
Earnings (loss) from continuing operations	(200,505)	544,810	(4,242)
Discontinued operations, net of tax:
Operating loss from rental properties	(1,126)	(27,520)	(29,686)
Gain on disposition	49,353	—	14,856
Equity in earnings (loss)	(822)	(24,952)	(1,948)
	47,405	(52,472)	(16,778)
Net earnings (loss)	(153,100)	492,338	(21,020)
Noncontrolling interests, gross of tax
Earnings from continuing operations attributable to noncontrolling interests,	(6,078)	(13,258)	(3,620)
Loss from discontinued operations attributable to noncontrolling interests	776	16,962	17,045
	(5,302)	3,704	13,425
Net earnings (loss) attributable to Forest City Realty Trust, Inc.	$(158,402)	$496,042	$(7,595)

Basic earnings (loss) per common share
Earnings (loss) from continuing operations attributable to common shareholders	$(0.80)	$2.19	$(0.04)
Earnings (loss) from discontinued operations attributable to common shareholders	0.19	(0.14)	—
Net earnings (loss) attributable to common shareholders	$(0.61)	$2.05	$(0.04)
Diluted earnings (loss) per common share
Earnings (loss) from continuing operations attributable to common shareholders	$(0.80)	$2.10	$(0.04)
Earnings (loss) from discontinued operations attributable to common shareholders	0.19	(0.13)	—
Net earnings (loss) attributable to common shareholders	$(0.61)	$1.97	$(0.04)

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Realty Trust, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)

	Years Ended December 31,
	2016	2015	2014
	(in thousands)
Net earnings (loss)	$(153,100)	$492,338	$(21,020)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments (net of tax of $0, $(18) and $(19), respectively)	95	24	32
Unrealized net gain on interest rate derivative contracts (net of tax of $0, $(5,612) and $(11,216), respectively)	28,780	22,584	17,759
Realized loss on interest rate swap breakage fee	24,635	—	—
One-time adjustment to deferred taxes on OCI related to REIT conversion	—	(31,651)	—
Total other comprehensive income (loss), net of tax	53,510	(9,043)	17,791
Comprehensive income (loss)	(99,590)	483,295	(3,229)
Comprehensive (income) loss attributable to noncontrolling interest	(5,317)	3,688	13,370
Total comprehensive income (loss) attributable to Forest City Realty Trust, Inc.	$(104,907)	$486,983	$10,141

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Realty Trust, Inc. and Subsidiaries
Consolidated Statements of Equity

	Common Stock				Additional Paid-in Capital				Accumulated Other Comprehensive (Loss) Income
	Class A		Class B			Retained Earnings	Treasury Stock			Noncontrolling Interest
	Shares	Amount	Shares	Amount			Shares	Amount			Total
	(in thousands)
Balances at January 1, 2014	178,499	$59,500	20,173	$6,725	$1,095,748	$570,793	942	$(15,978)	$(76,582)	$285,913	$1,926,119
Net loss, net of $17,095 loss attributable to redeemable noncontrolling interest						(7,595)				3,670	(3,925)
Other comprehensive income, net of tax									17,736	55	17,791
Purchase of treasury stock							215	(4,009)			(4,009)
Conversion of Class B to Class A shares	964	322	(964)	(322)							—
Restricted stock vested	723	240			(240)						—
Exercise of stock options and write-off of deferred tax asset related to expired stock options					(695)		(62)	1,065			370
Stock-based compensation					19,673						19,673
Exchange of 2006 Class A Common Units for Class A shares	673	224			34,134					(34,358)	—
Redeemable noncontrolling interest adjustment					(28,390)						(28,390)
Acquisition of partner’s noncontrolling interest in consolidated subsidiaries					(32,505)					(67,358)	(99,863)
Contributions from noncontrolling interests										175,274	175,274
Distributions to noncontrolling interests										(14,634)	(14,634)
Adjustment due to change in ownership of consolidated subsidiaries					78,103					(82,038)	(3,935)
Change in control of equity method subsidiary										168,252	168,252
Balances at December 31, 2014	180,859	$60,286	19,209	$6,403	$1,165,828	$563,198	1,095	$(18,922)	$(58,846)	$434,776	$2,152,723
Net earnings, net of $16,962 loss attributable to redeemable noncontrolling interest						496,042				13,258	509,300
Other comprehensive income, net of tax									(9,059)	16	(9,043)
Issuance of Class A shares in equity offering	37,375	12,458			794,042						806,500
Adjustment of Class A and Class B par value from $.33 to $.01		(77,252)		(6,080)	83,332						—
Purchase of treasury stock							223	(5,543)			(5,543)
Conversion of Class B to Class A shares	404	135	(404)	(135)							—
Proceeds and Class A shares received from termination of Convertible Senior Notes hedge					24,321		258	(6,503)			17,818
Issuance of Class A shares in exchange for Convertible Senior Notes	19,967	6,656			403,924						410,580
Restricted stock vested	810	253			(253)						—
Repurchase of Class A common shares	(26)				(579)						(579)
Exercise of stock options and write-off of deferred tax asset related to expired stock options					(2,079)		(104)	2,031			(48)
Stock-based compensation					31,835						31,835
Exchange of 2006 Class A Common Units for Class A shares	1,032	344			52,319					(52,663)	—
Acquisition of partners’ noncontrolling interest in consolidated subsidiaries					(303)					(9)	(312)
Contributions from noncontrolling interests										106,244	106,244
Distributions to noncontrolling interests										(44,624)	(44,624)
Adjustment due to change in ownership of consolidated subsidiaries					479					(774)	(295)
Retirement of treasury stock	(1,472)	(491)			(28,446)		(1,472)	28,937			—
Balances at December 31, 2015	238,949	$2,389	18,805	$188	$2,524,420	$1,059,240	—	$—	$(67,905)	$456,224	$3,974,556
Net loss, net of $776 loss attributable to redeemable noncontrolling interest						(158,402)				6,078	(152,324)
Other comprehensive income									53,495	15	53,510
Common stock dividends						(88,452)					(88,452)
Conversion of Class B to Class A shares	17	—	(17)	—							—
Cost incurred for planned reclassification of Class B to Class A shares					(3,896)						(3,896)
Restricted stock and performance shares vested	1,267	12			(12)						—
Repurchase of Class A common shares	(390)	(3)			(7,942)						(7,945)
Exercise of stock options	86	1			1,157						1,158
Stock-based compensation					25,463						25,463
Issuance of Class A common shares in exchange for 2016 Senior Notes	9	—			186						186
Acquisition of partners’ noncontrolling interest in consolidated subsidiaries					(56,101)					19,916	(36,185)
Contributions from noncontrolling interests										50,506	50,506
Distributions to noncontrolling interests										(31,578)	(31,578)
Balances at December 31, 2016	239,938	$2,399	18,788	$188	$2,483,275	$812,386	—	$—	$(14,410)	$501,161	$3,784,999
The accompanying notes are an integral part of these consolidated financial statements.

Forest City Realty Trust, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2016	2015	2014
	(in thousands)
Net earnings (loss)	$(153,100)	$492,338	$(21,020)
Depreciation and amortization	250,848	252,925	196,167
Amortization of mortgage procurement costs	5,719	7,549	7,797
Impairment of real estate	156,825	451,434	277,095
Impairment of unconsolidated entities	306,400	13,844	3,124
Write-offs of abandoned development projects and demolition costs	10,348	4,430	283
Loss on extinguishment of debt	32,580	65,086	1,179
Net (gain) loss on disposition of full or partial interest in development projects, net of tax	(136,117)	—	13,737
Net gain on disposition of full or partial interest in rental properties, net of tax	(121,284)	(1,067)	(18,548)
Gain on change in control of interests	—	(486,279)	(230,660)
Deferred income tax expense (benefit)	493	(583,917)	(26,765)
Earnings from unconsolidated entities	(42,867)	(42,606)	(93,213)
Stock-based compensation expense	19,802	24,118	13,729
Amortization and mark-to-market adjustments of derivative instruments	3,053	(2,886)	3,889
Cash distributions from operations of unconsolidated entities	71,646	60,029	82,725
Non-cash operating expenses and deferred taxes included in discontinued operations	(309)	18,569	29,847
Loss from unconsolidated entities included in discontinued operations	1,400	40,760	3,181
Gain on disposition included in discontinued operations, net of tax	(49,353)	—	(14,856)
Decrease in land inventory	878	6,776	14,170
Decrease (increase) in notes and accounts receivable	10,375	(6,422)	11,928
Decrease (increase) in other assets	12,386	(27,283)	(285)
(Decrease) increase in accounts payable, accrued expenses and other liabilities	(86,872)	(11,922)	8,518
Net cash provided by operating activities	292,851	275,476	262,022
Cash Flows from Investing Activities
Capital expenditures	(576,556)	(536,569)	(388,909)
Capital expenditures of assets included in discontinued operations	(690)	(20,811)	(10,972)
Acquisitions	—	(397,275)	(19,988)
Payment of lease procurement costs	(11,692)	(12,662)	(13,251)
Increase in notes receivable	(28,846)	(31,211)	(42,247)
Payments on notes receivable	58,000	56,448	81,682
Decrease in restricted cash	9,250	111,257	82,276
Cash held at Arena upon disposition	(28,041)	—	—
Proceeds from disposition of rental properties or development projects	596,837	35,950	279,012
Contributions to unconsolidated entities	(140,309)	(115,496)	(147,698)
Distributions from unconsolidated entities	45,339	24,599	136,338
Net cash used in investing activities	(76,708)	(885,770)	(43,757)
Cash Flows from Financing Activities
Proceeds from nonrecourse mortgage debt and notes payable	555,770	312,841	602,939
Principal payments on nonrecourse mortgage debt and notes payable	(919,136)	(523,346)	(796,898)
Borrowings on revolving credit facility	20,500	111,850	965,925
Payments on revolving credit facility	(20,500)	(111,850)	(965,925)
Borrowings on term loan facility	335,000	—	—
Redemption of Senior Notes due 2018 & 2020	(157,644)	—	—
Proceeds from issuance of Class A common stock, net of $34,438 of transaction costs	—	806,500	—
Proceeds received from termination of convertible senior note hedge	—	17,818	—
Payments to noteholders related to exchange of convertible senior notes	(24,376)	(63,135)	—
Transaction costs related to exchanges of Senior Notes for Class A common stock	(2,460)	(6,950)	—
Payment of deferred financing costs	(7,172)	(16,808)	(20,803)
Purchase of treasury stock	—	(5,543)	(4,009)
Repurchase of Class A common shares	(7,945)	(579)	—
Exercise of stock options	1,158	1,488	789
Dividends paid to shareholders	(88,452)	—	—
Net distributions to redeemable noncontrolling interests	—	(6,098)	—
Acquisitions of noncontrolling interests	(39,395)	(312)	(94,168)
Contributions from noncontrolling interests	50,328	106,244	154,831
Distributions to noncontrolling interests	(30,920)	(44,624)	(14,634)
Net cash (used in) provided by financing activities	(335,244)	577,496	(171,953)
Net (decrease) increase in cash and equivalents	(119,101)	(32,798)	46,312
Cash and equivalents at beginning of period (including cash held for sale)	293,720	326,518	280,206
Cash and equivalents at end of period (including cash held for sale)	$174,619	$293,720	$326,518

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

A. Summary of Significant Accounting Policies
General
Forest City Realty Trust, Inc. (with its subsidiaries, the “Company”) principally engages in the operation, development, management and acquisition of office, retail and apartment real estate and land throughout the United States. The Company had approximately $8.2 billion of consolidated assets in 20 states and the District of Columbia at December 31, 2016. The Company’s core markets include Boston, Chicago, Dallas, Denver, Los Angeles, Philadelphia, and the greater metropolitan areas of New York City, San Francisco and Washington D.C. The Company has regional offices in Boston, Dallas, Denver, Los Angeles, New York City, San Francisco, Washington, D.C., and the Company’s corporate headquarters in Cleveland, Ohio.
The Company recently completed an internal reorganization and began presenting reportable segments based on this new structure for the reporting period ended September 30, 2016. The new structure is organized around the Company’s real estate operations, real estate development and corporate support service functions. Real Estate Operations is comprised of three reportable operating segments: Office, Retail and Apartments. Development, Corporate and Other are the remaining three reportable operating segments. Prior periods have been recast to conform to the current period’s reportable segment presentation.
Real Estate Operations represents the performance of the Company’s core rental real estate portfolio and is comprised of the following reportable operating segments:

•	Office - owns, acquires and operates office and life science buildings.

•	Retail - owns, acquires and operates regional malls, specialty/urban retail centers and amenity retail within our mixed-use projects.

•	Apartments - owns, acquires and operates rental properties, including upscale and middle-market apartments, adaptive re-use developments and subsidized senior housing.
The remaining reportable operating segments consist of the following:

•
Development represents the development and construction of office and life science buildings, regional malls, specialty/urban retail centers, amenity retail, apartments, condominiums and mixed-use projects. Included in the Development segment are recently opened operating properties prior to stabilization. Development also includes the horizontal development and sale of land to residential, commercial and industrial customers primarily at its Stapleton project in Denver, Colorado.

•	Corporate is comprised of departments providing executive oversight to the entire company and various support services for Operations, Development and Corporate employees.

•
Other represents the operations of several non-core investments, including the Barclays Center, a sports and entertainment arena located in Brooklyn, New York (“Arena”) (sold in January 2016), the Company’s equity method investment in the Brooklyn Nets (the “Nets”) (sold in January 2016), and military housing operations (sold in February 2016).

Segment Transfers
The Development segment includes projects in development, projects under construction along with recently opened operating properties prior to stabilization. Projects will be reported in their applicable operating segment (Office, Retail or Apartments) beginning on January 1 of the year following stabilization. Therefore, the Development segment will continue to report results from recently opened properties until the year-end following initial stabilization. The Company generally defines stabilized properties as achieving 92% or greater occupancy or having been open and operating for one or two years, depending on the size of the project. Once a stabilized property is transferred to the applicable Operations segment on January 1, it will be considered “comparable” beginning with the next January 1, as that will be the first time the property is stabilized in both periods presented.
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
Company Operations
The Company believes it is organized in a manner enabling it to qualify, and intends to operate in a manner allowing it to continue to qualify, as a REIT for federal income tax purposes. As such, the Company intends to elect REIT status for its taxable year ended December 31, 2016, upon filing the 2016 Form 1120-REIT with the Internal Revenue Service on or before October 15, 2017.
The Company holds substantially all of its assets, and conducts substantially all of its business, through the Operating Partnership. The Company is the sole general partner of the Operating Partnership and, as of December 31, 2016, the Company directly or indirectly owns all of the limited partnership interests in the Operating Partnership.
The Company holds and operates certain of its assets through one or more taxable REIT subsidiaries (“TRSs”). A TRS is a subsidiary of a REIT subject to applicable corporate income tax. The Company’s use of TRSs enables it to continue to engage in certain businesses while complying with REIT qualification requirements and allows the Company to retain income generated by these businesses for reinvestment without the requirement of distributing those earnings. The primary non-REIT qualified businesses held in TRSs include 461 Dean Street, an apartment building in Brooklyn, New York, Pacific Park Brooklyn project, land development operations, Barclays Center arena (sold in January 2016), the Nets (sold in January 2016), and military housing operations (sold in February 2016). In the future, the Company may elect to reorganize and transfer certain assets or operations from its TRSs to other subsidiaries, including qualified REIT subsidiaries.
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
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires the Company to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and related notes. Some of the critical estimates made by the Company include, but are not limited to, determination of the primary beneficiary of VIEs, estimates of useful lives for long-lived assets, reserves for collection on accounts and notes receivable and other investments, gain on change in control of interests, impairment of real estate and other-than-temporary impairments on equity method investments. Actual results could differ from those estimates.
Reclassifications
The Company began presenting new reportable segments during the year ended December 31, 2016. See the General section for detailed information. Prior periods have been recast to conform to the current period presentation.

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Concurrent with our internal reorganization, certain functions previously performed within our old business unit structure were centralized into our corporate segment. We analyzed the allocation methodology of these new corporate functions and our historic corporate functions and how it relates to support services provided to our new segments within our new organizational structure. As a result of this analysis, certain expenses previously recorded in the old business units and reported on the property operating and management expenses financial statement line item are recorded in the corporate segment and included in the corporate general and administrative expense financial statement line item. To conform to the current year presentation, $3,600,000 and $3,300,000, have been reclassed from property operating and management expenses to corporate general and administrative expenses for the years ended December 31, 2015 and 2014, respectively.
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
Certain prior period amounts in the accompanying consolidated financial statements have been reclassified to conform to the current year’s presentation.
New Accounting Guidance
In February 2015, the Financial Accounting Standards Board (“FASB”) issued an amendment to the consolidation accounting guidance. This guidance changes the required analysis to determine whether certain types of legal entities should be consolidated. The amendment modifies the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities, eliminates the presumption that a general partner should consolidate a limited partnership and may affect the consolidation analysis of entities involved in VIEs, particularly those having fee arrangements and related party relationships. This guidance is effective for fiscal years, and for interim reporting periods within those fiscal years, beginning after December 15, 2015. As a result of the adoption of this guidance on January 1, 2016, there were no changes to the consolidation conclusions of any of our subsidiaries, although 27 additional entities were determined to now be VIEs in accordance with the new accounting guidance.
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
In August 2014, the FASB issued an amendment to the accounting guidance on disclosure of uncertainties about an entity’s ability to continue as a going concern. This guidance requires management to assess the Company’s ability to continue as a going concern and to provide disclosures under certain circumstances. This guidance is effective for annual reporting periods ending after December 15, 2016, and interim reporting periods thereafter. The adoption of this guidance on December 31, 2016 did not have an impact on the Company’s consolidated financial statements or related disclosures.
In March 2016, the FASB issued an amendment to the accounting guidance to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification awards as either equity or liabilities, and classification on the statement of cash flows. This guidance is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The adoption of this guidance effective January 1, 2017 will not have a material impact on the Company’s consolidated financial statements.
In January 2017, the FASB issued an amendment to the accounting guidance for business combinations to clarify the definition of a business. The objective of this guidance is to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. This guidance is effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods. Early adoption is permitted, and the Company has elected to adopt this guidance effective January 1, 2017. The impact on the Company’s consolidated financial statements resulting from the adoption of this guidance will depend on the Company’s level of acquisitions, but will most likely increase the number of acquisitions accounted for as asset acquisitions rather than business combinations.
The following new accounting pronouncements will be adopted on their respective effective dates:
In May 2014, the FASB issued an amendment to the accounting guidance for revenue from contracts with customers. The core principle of this guidance is an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance defines steps an entity should apply to achieve the core principle. This guidance is effective for annual reporting periods beginning after December 15, 2017 and interim reporting periods within that annual period and allows for both retrospective and

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

modified retrospective methods of adoption. Early adoption is permitted for annual periods beginning after December 15, 2016. The Company intends to adopt the guidance using the modified retrospective method. Rental revenue from lease contracts represents a significant portion of our total revenues and is a specific scope exception provided by this guidance. However, common area maintenance and other tenant reimbursable expenses provided to the lessee are considered a non-lease component and will be required to be separated from rental revenue and recorded on a separate financial statement line item upon adoption of the new accounting guidance on leases discussed below. Certain of our other revenue streams, such as management, development and other fee arrangements, as well as recognition of gains on full or partial sales of real estate may be impacted by the new guidance. The Company is in the process of finalizing a project plan to adopt this guidance.
In February 2016, the FASB issued an amendment to the accounting guidance on leases. This guidance sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new guidance requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. The guidance is expected to impact the Company’s consolidated financial statements as the Company has certain operating and land lease arrangements for which it is the lessee. The new guidance supersedes the previous leases accounting standard. The guidance is effective on January 1, 2019, with early adoption permitted. The adoption of the new guidance is expected to have an impact on the consolidated financial statements as the Company has material ground lease arrangements, as well as other lease agreements. In addition, the Company believes it will be precluded from capitalizing its internal leasing costs, as the costs are not expected to be directly incremental to the successful execution of a lease, as required by the new guidance. The Company is in the process of evaluating the impact of this guidance.
In June 2016, the FASB issued an amendment to the accounting guidance on credit losses for assets measured at amortized cost and available-for-sale securities. The guidance replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. This guidance is effective for fiscal years, and for interim reporting periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted for fiscal years beginning after December 15, 2018, including interim reporting periods within those fiscal years. The Company is currently in the process of evaluating the impact of adopting this guidance on its consolidated financial statements.
In August 2016, the FASB issued an amendment to the accounting guidance on the classification of certain transactions on the statement of cash flows where diversity in practice currently exists. The guidance addresses certain specific cash flow issues, including, but not limited to, debt prepayment or debt extinguishment costs and distributions received from equity method investments. This guidance is effective for fiscal years, and for interim reporting periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted. The guidance should be adopted using a retrospective transition method. The Company is currently in the process of evaluating the impact of adopting this guidance on its Consolidated Statements of Cash Flows.
In November 2016, the FASB issued an amendment to the accounting guidance on the classification and presentation of changes in restricted cash on the statement of cash flows. The guidance requires restricted cash to be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown in the statement of cash flows. This guidance is effective for fiscal years, and for interim reporting periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted. The guidance should be adopted using a retrospective transition method. The Company is currently in the process of evaluating the impact of adopting this guidance on its Consolidated Statements of Cash Flows.

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Acquisition of Rental Properties
Upon acquisition of a rental property, the purchase price is allocated to net tangible and identified intangible assets acquired based on estimated fair values. Above-market and below-market in-place lease values are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) the Company’s estimated fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. Above-market lease values are amortized as a reduction of rental revenues (or rental expense for ground leases in which the Company is the lessee) over the remaining non-cancelable terms of the respective leases. Below-market lease values are amortized as an increase to rental revenues (or rental expense for ground leases in which the Company is the lessee) over the remaining non-cancelable terms of the respective leases, including any fixed-rate renewal periods that are probable of being exercised. For the Company’s below-market lease and in-place lease intangibles remaining at December 31, 2016 and 2015, the Company assumed fixed rate renewals for the in-place leases deemed to be below market and include the assumed renewals in the calculation of intangible asset values and related amortization period.
Intangible assets also include amounts representing the value of tenant relationships and in-place leases based on the Company’s evaluation of each tenant’s lease and its overall relationship with the respective tenant. The Company estimates the cost to execute leases with terms similar to in-place leases, including leasing commissions, legal and other related expenses. This intangible asset is amortized to expense over the remaining term of the respective lease. The Company’s estimates of value are made using methods similar to those used by independent appraisers or by using independent appraisals. Factors considered by the Company in this analysis include an estimate of the carrying costs during the expected lease-up periods, current market conditions and costs to execute similar leases. In estimating carrying costs, the Company includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods, which primarily range from three to twelve months. The Company also considers information obtained about each property as a result of its pre-acquisition due diligence, marketing and leasing activities in estimating the fair value of the tangible and intangible assets acquired. The Company also uses the information obtained as a result of its pre-acquisition due diligence in considering any conditional asset retirement obligations, and when necessary, will record a conditional asset retirement obligation as part of its purchase price. The value of in-place leases is amortized over the remaining non-cancelable term of the respective leases and any fixed-rate renewal periods deemed probable. The Company considers whether there is a value associated with a tenant relationship intangible asset. However, based on the nature of the assets that are typically acquired, it is rare for there to be a value assigned to this intangible asset.
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

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Allowance for Doubtful Accounts
Allowances against notes and accounts receivables are based on management’s estimate of amounts that will not be realized from cash receipts or any applicable collateral in subsequent periods. The Company’s notes receivable are evaluated individually for allowance purposes. As of December 31, 2016, each of the Company’s notes receivables is performing and we expect to collect amounts as they come due, and, as such, interest income on the notes receivables is accrued as earned. If the estimate of expected future cash flows does not accurately reflect actual events, the allowance may be over or understated. Management exercises judgment in establishing these allowances and considers payment history and current credit status in developing these estimates.
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
Other Assets
Other assets include deferred costs incurred with obtaining the revolving credit facility financing, which are amortized over the life of the related facility and costs incurred with leasing space to tenants which are amortized using the straight-line method over the lives of the related leases.
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
In connection with the Company’s military housing projects (sold in February 2016), intangible assets were recorded based upon the costs associated with acquiring military housing development and management contracts. Intangible assets related to the military housing development contracts were amortized based upon the ratio of development fees earned in relation to overall fee income to be earned throughout the contract period. Intangible assets related to the military housing management contracts were amortized based upon a straight-line basis over the remaining term of the management contracts.

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Variable Interest Entities
The Company’s VIEs consist of joint ventures engaged in the operation, development and management of office buildings, specialty retail centers and apartment communities. As of December 31, 2016, the Company determined it was the primary beneficiary of 49 VIEs. The creditors of the consolidated VIEs do not have recourse to the Company’s general credit. As of December 31, 2016, the Company determined it was not the primary beneficiary of 62 VIEs and accounts for these interests as equity method investments. The maximum exposure to loss of these unconsolidated VIEs is limited to $155,000,000, the Company’s investment balances at December 31, 2016. The significant decrease in the maximum exposure to loss of unconsolidated VIEs is a result of an impairment recorded during the year ended December 31, 2016. The increase in the number of VIEs along with the increase in the VIE assets and liabilities disclosed on the Consolidated Balance Sheet relate to the adoption of the new consolidation accounting guidance. Prior year VIE disclosures on the Consolidated Balance Sheet were not required to be adjusted.
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
Accumulated Other Comprehensive Loss
The following table summarizes the components of accumulated other comprehensive income (loss) (“accumulated OCI”):

	December 31,
	2016	2015	2014
	(in thousands)
Unrealized losses on foreign currency translation	$—	$95	$137
Unrealized losses on interest rate derivative contracts (1) (2)	14,473	67,888	96,084
	14,473	67,983	96,221
Income tax benefit (3)	—	—	(37,281)
Noncontrolling interest	(63)	(78)	(94)
Accumulated Other Comprehensive Loss	$14,410	$67,905	$58,846
The following table summarizes the changes, net of tax and noncontrolling interest, of accumulated OCI by component:

	Foreign Currency Translation	Interest Rate Contracts	Total
	(in thousands)
Balance, January 1, 2014	$(116)	$(76,466)	$(76,582)
Gain (loss) recognized in accumulated OCI	32	(10,294)	(10,262)
Loss reclassified from accumulated OCI	—	27,998	27,998
Total other comprehensive income (loss)	32	17,704	17,736
Balance, December 31, 2014	$(84)	$(58,762)	$(58,846)
Gain (loss) recognized in accumulated OCI	24	(6,445)	(6,421)
Loss reclassified from accumulated OCI	—	29,013	29,013
One-time adjustment to deferred taxes on OCI related to REIT conversion (3)	(35)	(31,616)	(31,651)
Total other comprehensive income (loss)	(11)	(9,048)	(9,059)
Balance, December 31, 2015	$(95)	$(67,810)	$(67,905)
Gain (loss) recognized in accumulated OCI	95	(9,414)	(9,319)
Loss reclassified from accumulated OCI	—	62,814	62,814
Total other comprehensive income (loss)	95	53,400	53,495
Balance, December 31, 2016	$—	$(14,410)	$(14,410)

(1)
Included in the amounts as of December 31, 2015 and 2014 are $48,002 and $73,536, respectively, of unrealized loss on an interest rate swap associated with the New York Times office building on its nonrecourse mortgage debt. This swap was terminated as the related nonrecourse mortgage debt was repaid in 2016, prior to maturity. See Note J – Derivative Instruments and Hedging Activities for further information.

(2)	Includes unrealized losses on interest rate swaps accounted for as hedges held by certain of the Company’s equity method investees.

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

(3)
In conjunction with the REIT conversion, the deferred tax asset related to accumulated OCI was reversed during the three months ended December 31, 2015. See Note V – Income Taxes for further information.

The following table summarizes losses reclassified from accumulated OCI and their location on the Consolidated Statements of Operations:

Accumulated OCI Components	Loss Reclassified from Accumulated OCI	Location on Consolidated Statements of Operations
	(in thousands)
Year Ended December 31, 2016
Interest rate contracts	$34,889	Interest expense
Interest rate contracts	24,635	Interest rate swap breakage fee
Interest rate contracts	113	Net gain (loss) on disposition of full or partial interest in rental properties, net of tax
Interest rate contracts	3,192	Earnings from unconsolidated entities
	62,829	Total before income tax and noncontrolling interest
	(15)	Noncontrolling interest
	$62,814	Loss reclassified from accumulated OCI
Year Ended December 31, 2015
Interest rate contracts	$37,852	Interest expense
Interest rate contracts	(900)	Gain on change in control of interests
Interest rate contracts	3,722	Earnings from unconsolidated entities
	40,674	Total before income tax and noncontrolling interest
	(11,645)	Income tax benefit
	(16)	Noncontrolling interest
	$29,013	Loss reclassified from accumulated OCI
Year Ended December 31, 2014
Interest rate contracts	$38,093	Interest expense
Interest rate contracts	3,666	Discontinued operations
Interest rate contracts	4,006	Earnings from unconsolidated entities
	45,765	Total before income tax and noncontrolling interest
	(17,737)	Income tax benefit
	(30)	Noncontrolling interest
	$27,998	Loss reclassified from accumulated OCI
Noncontrolling Interest
Interests held by partners in consolidated entities are reflected in noncontrolling interest, which represents the noncontrolling interests’ share of the underlying net assets of the Company’s consolidated subsidiaries. Noncontrolling interest that is not redeemable is reported in the equity section of the Consolidated Balance Sheets.
The Company owned an equity interest in Barclays Center arena and the Nets through the Company’s consolidated subsidiary Nets Sports & Entertainment (“NS&E”). During the year ended December 31, 2016, subsequent to the sale of Barclays Center and the Nets, the Company purchased NS&E’s partners’ interest for $38,951,000. This cash payment together with the partners’ historical noncontrolling interest debit balance resulted in a decrease to additional paid-in capital as reflected on the Consolidated Statement of Equity.
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

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

During the year ended December 31, 2014, in connection with the closing of a joint venture with Greenland Atlantic Yards, LLC, a subsidiary of Shanghai-based Greenland Holding Group Company Limited (“Greenland”) to develop Pacific Park Brooklyn, a 22 acre mixed-use project in Brooklyn, New York, the Company became obligated to purchase certain noncontrolling interests of the fully consolidated entity that contributed the development project into the joint venture. See Note W – Net Gain (Loss) on Disposition of Full or Partial Interest in Development Projects, Net of Tax for detailed information. In addition, the Company acquired certain other partners’ noncontrolling interest in Shops at Wiregrass, a regional mall in Tampa, Florida, Waterfront Station, a mixed-use development project in Washington, D.C., and 461 Dean Street, an apartment community in Brooklyn, New York, during the year ended December 31, 2014. The fair value of consideration exchanged or accrued related to all noncontrolling interest acquisitions in excess of the historical cost was $32,505,000, resulting in a decrease in additional paid-in-capital as reflected in the Consolidated Statement of Equity.
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
Reacquired Stock
Effective December 31, 2015, the Company accounts for purchases of capital stock consistent with Maryland law, which does not contemplate treasury stock. Any capital stock reacquired for any purpose is recorded as a reduction of Class A common stock (at $.01 par value per share) and an increase in additional paid-in capital.
Recognition of Revenues
Rental – Lease terms in retail centers and office buildings generally range from 1 to 30 years, excluding leases with certain anchor tenants, which typically are longer. Minimum rents are recognized on a straight-line basis over the non-cancelable term of the lease, which include the effects of rent steps and rent abatements under the leases. Overage rents are recognized after sales thresholds have been achieved. Apartment lease terms are generally one year.
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
Arena (sold in January 2016 and reported in discontinued operations) – The Arena naming rights agreement commenced with the opening of the Arena, had a 20 year term and was subject to certain extension rights. Arena naming rights revenue was recognized on a straight-line basis over the term of the agreement.
Arena founding partner and sponsor agreements entitle the parties to certain sponsorship, promotional, media, hospitality and other rights and entitlements. These agreements expired at various terms ranging from one to seven years and revenue was recognized on a straight-line basis over the term of the agreements.
Arena suite licenses entitle the licensee to the use of a luxury suite in the Arena. The terms of the suite license agreements ranged from one to seven years. Revenue was recognized on a straight-line basis over the term of the agreements.
Ticketing fee revenue was based on the Arena’s share of ticket sale fees in accordance with an agreement with Ticketmaster. Revenue from ticketing fees was deferred and recognized upon settlement of the related event.
Land Sales – Sales of land to residential, commercial and industrial customers, primarily at the Company’s Stapleton project, and sales of commercial and residential outlots adjacent to the Company’s operating property portfolio are recognized at closing or upon completion of all conditions precedent to the sales contract (whichever is later).
Military Housing (sold in February 2016) – Property management and asset management fees were earned based on a contractual percentage of the annual net rental income and annual operating income, respectively, generated by the military housing projects as defined in the agreements. Additional property management incentive fees were recognized based upon successful completion of criteria set forth in the property management agreements.

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Development fees were earned based on a contractual percentage of the actual development costs incurred. Additional development incentive fees were recognized based upon successful completion of criteria, such as incentives to realize development cost savings, encourage small and local business participation, comply with specified safety standards and other project management incentives as specified in the development agreements.
Construction management fees were earned based on a contractual percentage of the actual construction costs incurred. Additional construction incentive fees were recognized based upon successful completion of certain criteria as set forth in the construction contracts.
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
As of December 31, 2015, the assets and liabilities of the Barclays Center and the Company’s equity method investment in the Nets (collectively, the “Disposal Group”), met the requirements to be classified as held for sale and to be reported as discontinued operations. As such, prior periods have been reclassified to conform to the current year presentation. The Disposal Group was sold on January 29, 2016.
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
Arena Operating (sold in January 2016 and reported in discontinued operations) – Operating expenses related to the Arena were recognized as incurred.
Cost of Land Sales – Cost of land associated with land sales is recognized in the same period as the respective revenue from the sale qualifies for recognition.
Military Housing (sold in February 2016) – Operating expenses related to the Military Housing were recognized as incurred.
Corporate General and Administrative – Expenses related to the Company’s Corporate segment are recognized as incurred.

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Organizational Transformation and Termination Benefits
The following table summarizes the components of organizational transformation and termination benefits:

	Years Ended December 31,
	2016	2015	2014
	(in thousands)
REIT conversion costs	$863	$11,095	$3,311
Reorganization costs	14,320	19,050	2,386
Shareholder activism costs	3,493	—	—
Termination benefits	13,032	17,980	—
Total	$31,708	$48,125	$5,697
REIT conversion costs consist primarily of legal, accounting, consulting and other professional fees. Reorganization costs consist primarily of consulting and other professional fees related to the restructuring of the organization by function (operations, development and corporate support) to become more efficient. Shareholder activism costs are comprised of advisory, legal and other professional fees associated with activism matters. The Company has segregated these costs and reported these amounts as organizational transformation and termination benefits in the Consolidated Statements of Operations.
During the years ended December 31, 2016 and 2015, the Company experienced a workplace reduction as a result of the aforementioned reorganization efforts. As a result, termination benefits expenses (outplacement and severance payments based on years of service and other defined criteria) are included in organizational transformation and termination benefits in the Consolidated Statements of Operations and reported in the Corporate segment.
During the year ended December 31, 2014, the Company experienced a workforce reduction incurred in the normal course of business. The Company provided outplacement services to terminated employees and severance payments based on years of service and other defined criteria. These 2014 costs have been excluded from the organization transformation and termination benefits financial statement line item as this workforce reduction was not a result of the recent reorganization and thus, are included in corporate general and administrative expenses in the Consolidated Statements of Operations and reported in the Corporate segment.
The Company records a severance liability during the period in which costs are estimable and notification has been communicated to affected employees.
The following table summarizes the activity in the accrued severance balance for termination benefits:

Total
(in thousands)
Accrued severance benefits at December 31, 2013	$2,682
Termination benefits expense	5,782
Payments	(3,482)
Accrued severance benefits at December 31, 2014	$4,982
Termination benefits expense	17,980
Payments	(6,624)
Accrued severance benefits at December 31, 2015	$16,338
Termination benefits expense	13,032
Payments	(19,401)
Accrued severance benefits at December 31, 2016	$9,969

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

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
Cash flows resulting from the tax benefits from tax deductions in excess of the compensation cost recognized for those options or shares (excess tax benefits) are classified as financing cash flows in the Consolidated Statements of Cash Flows. The Company records excess tax benefits only if the excess tax deductions reduce taxes payable computed on a with-and-without basis. There were no excess tax benefits classified as financing cash flows for the years ended December 31, 2016, 2015 and 2014.
Depreciation and Amortization
Depreciation and amortization is generally computed using the straight-line method over the estimated useful life of the asset. The estimated useful lives of buildings and certain first generation tenant allowances considered by management as a component of the building are 30 to 50 years. Subsequent tenant improvements and those first generation tenant allowances not considered a component of the building are amortized over the lesser of the remaining useful life of the asset or the term of the tenant’s lease. This estimated life is based on the length of time the asset is expected to generate positive operating cash flows. Actual events and circumstances can cause the life of the building and tenant improvement to be different than the estimates made. Additionally, lease terminations can affect the economic life of the tenant improvements.
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

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

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
During the three months ended December 31, 2015, all remaining contingencies to convert to a REIT were satisfied, including shareholder approval on October 20, 2015. As a result, the Company recorded a $588,607,000 one-time reversal of its net deferred tax liability related to its qualified REIT investments. Deferred tax assets and liabilities related to the Company’s TRSs were not reversed and remain on the books of the Company as of December 31, 2015. See Note V – Income Taxes for additional information.
Prior to the conversion to a REIT and subsequent to the REIT conversion as it relates to the Company’s TRSs, deferred tax assets and liabilities are recorded to reflect the expected tax consequences on future years attributable to temporary differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. At December 31, 2015, the Company had recognized the benefit of a portion of its tax loss carryforward, which were offset against the gains on sales of our interests in military housing entities, Barclays Center and the Nets during the year ended December 31, 2016. The Company records valuation allowances against deferred tax assets if it is more likely than not a portion or all of the deferred tax asset will not be realized. The Company’s financial statements reflect the expected future tax consequences of a tax position if that tax position is more likely than not of being sustained upon examination, presuming the taxing authorities have full knowledge of the position and all relevant facts. The Company records interest and penalties related to uncertain income tax positions as a component of income tax expense.
Earnings Per Share
The Company’s restricted stock is considered a participating security pursuant to the two-class method for computing basic earnings per share (“EPS”). The 2006 Class A Common Units (“2006 Units”) issued in exchange for Bruce C. Ratner’s noncontrolling interests in the Forest City Ratner Company portfolio in November 2006, which are reflected as noncontrolling interests in the Consolidated Balance Sheets, are considered convertible participating securities as they are entitled to participate in dividends paid to the Company’s common shareholders. The 2006 Units are included in the computation of basic EPS using the two-class method and are included in the computation of diluted EPS using the if-converted method. The Class A common stock issuable in connection with a conversion of the Convertible Senior Notes due 2016, Convertible Senior Notes due 2018 and Convertible Senior Notes due 2020 are included in the computation of diluted EPS using the if-converted method.

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Supplemental Non-Cash Disclosures
The following table summarizes the impact to the applicable balance sheet line items as a result of various non-cash transactions. Non-cash transactions primarily include dispositions of operating properties whereby the nonrecourse mortgage debt is assumed by the buyer, acquisition of rental properties, exchanges of 2006 Units or senior notes for Class A common stock, changes in consolidation methods of fully consolidated properties and equity method investments due to the occurrence of triggering events including, but not limited to, disposition of a partial interest in rental properties or development projects or acquisition of a partner’s interest, change in construction payables and other capital expenditures, notes receivable from the sale of rental properties or development project, redemption of redeemable noncontrolling interest, adoption of new accounting guidance for debt issuance costs, change in the fair market value of redeemable noncontrolling interest, capitalization of stock-based compensation granted to employees directly involved with the development and construction of real estate, retirement of treasury stock upon conversion to REIT status and adjustment of Class A and Class B common stock par value.

	Years Ended December 31,
	2016	2015	2014
	(in thousands)
Non-cash changes to balance sheet - Investing activities
Projects under construction and development	$(61,745)	$55,484	$(313,480)
Completed rental properties	(1,257,606)	825,582	368,588
Restricted cash	(13,466)	8,969	1,272
Notes receivable	277,050	—	—
Investments in and advances to affiliates - due to dispositions or change in control	149,664	81,978	168,463
Investments in and advances to affiliates - other activity	3,228	20,852	34,459
Total non-cash effect on investing activities	$(902,875)	$992,865	$259,302
Non-cash changes to balance sheet - Financing activities
Accounts payable, accrued expenses and other liabilities	$—	$—	$5,552
Nonrecourse mortgage debt and notes payable, net	(935,479)	433,499	(153,345)
Convertible senior debt, net	(125)	(424,433)	—
Class A common stock	—	(76,823)	225
Additional paid-in capital	(14,755)	531,246	111,150
Treasury stock	—	22,434	—
Redeemable noncontrolling interest	(159,202)	—	28,390
Noncontrolling interest	19,087	(53,426)	44,876
Total non-cash effect on financing activities	$(1,090,474)	$432,497	$36,848

B. Accounts Receivable, Net
The following table summarizes the components of accounts receivable, net:

	December 31,
	2016	2015
	(in thousands)
Straight-line rent - tenants	$119,366	$135,278
Military Housing, primarily reimbursable construction costs	—	23,624
Accounts receivable - tenants	13,263	19,873
Other	81,258	51,812
	213,887	230,587
Allowance for doubtful accounts	(5,324)	(9,025)
Accounts Receivable, Net	$208,563	$221,562

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

C. Notes Receivable
The following table summarizes the components of the Company’s interest bearing notes receivable:

	December 31,			Weighted Average Interest Rate
	2016	2015	Date of Maturity
	(in thousands)
Stapleton advances	$141,034	$133,421	Various	8.63%
The Nets sale	125,100	—	January 2021	4.50%
Barclays Center sale	92,600	—	January 2019	4.50%
Other	24,429	21,164	Various	4.90%
Total	$383,163	$154,585
Stapleton Advances
The Company has made interest-bearing advances to the Park Creek Metropolitan District for in-tract infrastructure at its Stapleton project. The Company recorded $12,781,000, $13,892,000 and $12,252,000 of interest income related to these advances for the years ended December 31, 2016, 2015 and 2014, respectively.
See Note Y – Assets and Liabilities Held for Sale and Discontinued Operations for additional information on the Nets and Barclays Center sales and related notes receivable.

D. Investments in Unconsolidated Entities
The following table is a reconciliation of members’ and partners’ equity to the Company’s carrying value:

	December 31,
	2016	2015
	(in thousands)
Total members’ and partners’ equity	$1,428,242	$1,535,339
Equity of other members and partners	998,199	1,165,523
Company’s net investment in unconsolidated entities	430,043	369,816
Basis differences (1)	(16,356)	137,495
Advances to and on behalf of affiliates	500	7,624
Total Investments in Unconsolidated Entities, net	$414,187	$514,935
Assets - Investments in and advances to unconsolidated entities	$564,779	$678,872
Liabilities - Cash distributions and losses in excess of investments in unconsolidated entities	(150,592)	(163,937)
Total Investments in Unconsolidated Entities, net	$414,187	$514,935

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

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The following table presents summarized financial information for equity method investments, including those shown separately later in this Note D:

	(Combined 100%)
	December 31,
	2016	2015
	(in thousands)
Balance Sheets:
Real Estate
Completed rental properties	$6,303,559	$7,630,583
Projects under construction and development	1,817,074	1,298,356
Land inventory	51,142	116,379
Total Real Estate	8,171,775	9,045,318
Less accumulated depreciation	(1,525,369)	(1,725,082)
Real Estate, net	6,646,406	7,320,236
Cash and equivalents	144,790	161,832
Restricted cash - military housing bond funds	—	176,725
Other restricted cash	230,163	523,589
Other assets	541,145	641,240
Assets held for sale	—	203,036
Total Assets	$7,562,504	$9,026,658
Nonrecourse mortgage debt and notes payable, net	$5,635,343	$6,663,498
Other liabilities	498,919	517,194
Liabilities held for sale	—	310,627
Members’ and partners’ equity	1,428,242	1,535,339
Total Liabilities and Members’ and Partners’ Equity	$7,562,504	$9,026,658

	(Combined 100%)
	Years Ended December 31,
	2016	2015	2014
	(in thousands)
Operations:
Revenues	$809,209	$1,100,094	$1,175,200
Operating expenses	(343,036)	(491,804)	(540,241)
Depreciation and amortization	(225,712)	(244,126)	(243,952)
Interest and other income	16,297	19,721	22,693
Net gain (loss) on disposition of full or partial interest in rental properties	(24,475)	—	36,356
Interest expense including extinguishment of debt	(216,198)	(314,332)	(347,008)
Earnings from continuing operations	$16,085	$69,553	$103,048
Discontinued operations:
Operating loss from rental properties	(7,561)	(64,766)	(115,900)
Gain on disposition of rental properties	—	—	—
Discontinued operations subtotal	(7,561)	(64,766)	(115,900)
Net earnings (loss)	$8,524	$4,787	$(12,852)
Company’s portion of net earnings	29,701	22,313	40,792
Impairment of investments in unconsolidated entities	(306,400)	(13,844)	(3,124)
Company’s portion of gain on disposition of full or partial interest in rental properties	13,166	—	17,677
Net gain on disposition of full or partial interest in equity method investments	—	20,293	34,744
Net earnings from unconsolidated entities	$(263,533)	$28,762	$90,089

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Net Gain on Disposition of Full or Partial Interest in Rental Properties and Equity Method Investments
The following table summarizes gains and losses on the disposition or partial disposition of unconsolidated entities which are included in equity from unconsolidated entities:

		Years Ended December 31,
		2016	2015	2014
		(in thousands)
Net gain (loss) on disposition of full or partial interest in rental properties:
Specialty Retail Centers:
Steinway Street Theaters	Queens, New York	$29,489	$—	$—
Golden Gate	Mayfield Heights, Ohio	—	—	33,881
Liberty Center (Office Building)	Pittsburgh, Pennsylvania	—	—	2,475
Mesa del Sol (Land Inventory)	Albuquerque, New Mexico	(53,964)	—	—
Total gain (loss) on disposition of full or partial interest in rental properties		$(24,475)	$—	$36,356
Company’s portion of gain on disposition of full or partial interest in rental properties		$13,166	$—	$17,677

Net gain (loss) on disposition of full or partial interest in equity method investments:
Mall at Stonecrest (Regional Mall)	Atlanta, Georgia	$—	$—	$7,952
Apartment Communities:
Newport Landing	Coventry Township, Ohio	—	5,765	—
Eaton Ridge	Sagamore Hills, Ohio	—	4,745	—
Arbor Glen	Twinsburg, Ohio	—	3,422	—
Parkwood Village	Brunswick, Ohio	—	2,817	—
Sutton Landing	Brimfield, Ohio	—	2,535	—
Westwood Reserve	Tampa, Florida	—	—	8,904
Legacy Crossroads	Cary, North Carolina	—	—	6,216
Colonial Grand	Tampa, Florida	—	—	4,904
Legacy Arboretum	Charlotte, North Carolina	—	—	3,257
Woodgate / Evergreen Farms	Olmsted Township, Ohio	—	—	2,346
Barrington Place	Raleigh, North Carolina	—	—	1,515
Other		—	1,009	(350)
Total gain on disposition of full or partial interest in equity method investments		$—	$20,293	$34,744
In 2015, the Company acquired its partner’s 50% equity ownership interest in three operating apartment communities (Cherry Tree, Chestnut Lake and Stratford Crossing) in exchange for the Company’s 50% equity ownership in five operating apartment communities (Arbor Glen, Eaton Ridge, Newport Landing, Parkwood Village and Sutton Landing) in a non-cash transaction. As a result, the Company recorded gains on disposition of interest in unconsolidated entities as noted above during the year ended December 31, 2015. See Note T – Gain on Change in Control of Interests for detailed information on the gain on change in control of interests related to the three retained operating apartment communities.

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The Company had four real estate equity method investments that were deemed significant subsidiaries for the year ended December 31, 2014.  Financial information for these four real estate investments as of December 31, 2016 and 2015 and for the years ended December 31, 2016, 2015 and 2014 is as follows:

		FC HCN
	Bayside Village	University	FC Bernstein	Emporium
As of December 31, 2016	Associates, L.P. (1)	Park, LLC (1)	Business Trust	Development LLC	Total
	(in thousands)
Balance Sheets:
Completed rental properties	$—	$—	$195,773	$467,722	$663,495
Less accumulated depreciation	—	—	(36,362)	(89,143)	(125,505)
Real Estate, net	—	—	159,411	378,579	537,990
Cash and equivalents	—	—	1,896	1,796	3,692
Restricted cash	—	—	4,216	—	4,216
Other assets	—	—	1,631	23,030	24,661
Total Assets	$—	$—	$167,154	$403,405	$570,559
Nonrecourse mortgage debt and notes payable, net	$—	$—	$195,151	$435,978	$631,129
Other liabilities	—	—	3,940	10,497	14,437
Members’ equity	—	—	(31,937)	(43,070)	(75,007)
Total Liabilities and Members’ and Partners’ Equity	$—	$—	$167,154	$403,405	$570,559
Members' equity per above	$—	$—	$(31,937)	$(43,070)	$(75,007)
Percentage of ownership in equity method investments	—	—	43% - 48%	50%
	$—	$—	$(12,562)	$(21,535)	$(34,097)
Net basis differences	—	—	3,441	33,802	37,243
Company's investment in unconsolidated entities	$—	$—	$(9,121)	$12,267	$3,146

		FC HCN
	Bayside Village	University	FC Bernstein	Emporium
As of December 31, 2015	Associates, L.P. (1)	Park, LLC (1)	Business Trust	Development LLC	Total
	(in thousands)
Balance Sheets:
Completed rental properties	$—	$—	$195,319	$467,155	$662,474
Less accumulated depreciation	—	—	(32,334)	(82,892)	(115,226)
Real Estate, net	—	—	162,985	384,263	547,248
Cash and equivalents	—	—	1,342	1,111	2,453
Restricted cash	—	—	4,223	—	4,223
Other assets	—	—	2,339	20,412	22,751
Total Assets	$—	$—	$170,889	$405,786	$576,675
Nonrecourse mortgage debt and notes payable, net	$—	$—	$195,887	$434,900	$630,787
Other liabilities	—	—	4,009	9,107	13,116
Members’ equity	—	—	(29,007)	(38,221)	(67,228)
Total Liabilities and Members’ and Partners’ Equity	$—	$—	$170,889	$405,786	$576,675
Members' equity per above	$—	$—	$(29,007)	$(38,221)	$(67,228)
Percentage of ownership in equity method investments	—	—	43% - 48%	50%
	$—	$—	$(11,159)	$(19,111)	$(30,270)
Net basis differences	—	—	3,430	35,487	38,917
Company's investment in unconsolidated entities	$—	$—	$(7,729)	$16,376	$8,647

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

		FC HCN
	Bayside Village	University	FC Bernstein	Emporium
Year Ended December 31, 2016	Associates, L.P. (1)	Park, LLC (1)	Business Trust	Development LLC	Total
	(dollars in thousands)
Operations:
Revenues	$—	$—	$32,604	$58,798	$91,402
Operating expenses	—	—	(12,384)	(28,287)	(40,671)
Depreciation and amortization	—	—	(5,636)	(13,376)	(19,012)
Interest and other income	—	—	3	42	45
Interest expense, net	—	—	(5,114)	(22,316)	(27,430)
Net earnings (loss)	$—	$—	$9,473	$(5,139)	$4,334
Percentage of ownership in equity method investments	—	—%	43% - 48%	50%
Equity in earnings (loss) before special allocation	$—	$—	$4,397	$(2,570)	$1,827
Special allocation	—	—	145	—	145
Equity in earnings (loss)	$—	$—	$4,542	$(2,570)	$1,972

		FC HCN
	Bayside Village	University	FC Bernstein	Emporium
Year Ended December 31, 2015	Associates, L.P. (1)	Park, LLC (1) (2)	Business Trust	Development LLC	Total
	(dollars in thousands)
Operations:
Revenues	$—	$38,740	$32,310	$58,203	$129,253
Operating expenses	—	(16,966)	(12,214)	(26,737)	(55,917)
Depreciation and amortization	—	(7,482)	(5,984)	(13,200)	(26,666)
Interest and other income	—	2,803	2	33	2,838
Interest expense, net	—	(8,665)	(4,704)	(26,337)	(39,706)
Net earnings (loss) before intercompany eliminations	$—	$8,430	$9,410	$(8,038)	$9,802
Intercompany eliminations	—	(3,026)	—	—	(3,026)
Net earnings (loss)	$—	$5,404	$9,410	$(8,038)	$6,776
Percentage of ownership in equity method investments	—%	51%	43% - 48%	50%
Equity in earnings (loss) before special allocation	$—	$2,756	$4,360	$(4,019)	$3,097
Special allocation	—	—	206	—	206
Equity in earnings (loss)	$—	$2,756	$4,566	$(4,019)	$3,303

(1)
Fully consolidated as of December 31, 2014 (Bayside Village Associates, L.P.) and December 31, 2015 (FC HCN University Park, LLC). See Note T – Gain on Change in Control of Interests for discussion of the change in accounting.

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
Summarized financial information for BBH is as follows:

	December 31,
	2016	2015
	(in thousands)
Balance Sheets:
Property and equipment	$—	$12,156
Less accumulated depreciation	—	(8,057)
Real Estate, net	—	4,099
Cash and equivalents	—	3,089
Other assets	—	195,848
Total Assets	$—	$203,036
Nonrecourse mortgage debt and notes payable, net	$—	$219,870
Other liabilities	—	90,757
Members’ equity	—	(107,591)
Total Liabilities and Members’ Equity	$—	$203,036

	For the Period from
	January 1, 2016 to	Years Ended December 31,
	January 29, 2016	2015	2014
	(in thousands)
Operations:
Revenues	$26,560	$143,894	$156,675
Operating expenses	(33,027)	(191,091)	(251,723)
Depreciation and amortization	(63)	(5,265)	(9,129)
Interest expense, net	(1,031)	(12,304)	(11,938)
Net loss	$(7,561)	$(64,766)	$(116,115)
Company’s portion of net loss	$(1,400)	$(40,760)	$(3,181)

E. Other Assets
The following table summarizes the components of other assets:

	December 31,
	2016	2015
	(in thousands)
Intangible assets, net	$134,562	$198,672
Prepaid expenses and other deferred costs, net	73,987	107,848
Lease procurement costs, net	66,065	95,924
Other assets	$274,614	$402,444
During the years ended December 31, 2016, 2015 and 2014, the Company recorded $30,098,000, $28,019,000 and $3,509,000, respectively, of amortization expense related to intangible assets.
The following table summarizes the estimated amortization expense related to intangible assets for the next five years:

Years Ending December 31,
(in thousands)
2017	$18,780
2018	15,459
2019	12,934
2020	8,561
2021	3,868

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

F. Nonrecourse Mortgage Debt and Notes Payable, Net
The following tables summarize nonrecourse mortgage debt and notes payable, net, including $439,405,000 classified as held for sale at December 31, 2015, which is collateralized solely by completed rental properties, projects under construction and development and undeveloped land:

December 31, 2016	Operating Properties	Projects under Construction and Development	Total	Total Weighted Average Rate
	(dollars in thousands)
Fixed	$1,874,206	$68,855	$1,943,061	4.42%
Variable
Taxable	508,449	70,222	578,671	2.96%
Tax-Exempt	599,101	—	599,101	1.68%
	$2,981,756	$139,077	$3,120,833	3.62%

December 31, 2015	Operating Properties	Projects under Construction and Development	Total	Total Weighted Average Rate
	(dollars in thousands)
Fixed	$2,382,859	$39,690	$2,422,549	5.46%
Variable
Taxable	1,377,040	20,756	1,397,796	4.84%
Tax-Exempt	532,519	42,243	574,762	1.11%
	$4,292,418	$102,689	$4,395,107	4.69%
The following table summarizes the nonrecourse mortgage debt and notes payable, net maturities as of December 31, 2016:

Years Ending December 31,
(in thousands)
2017	$254,325
2018	431,003
2019	441,347
2020	200,680
2021	195,992
Thereafter	1,634,852
3,158,199
Net unamortized mortgage procurement costs	(37,366)
Total	$3,120,833

G. Revolving Credit Facility
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
The Revolving Credit Facility matures in November 2019, and provides for two additional six-month extension periods, subject to certain conditions. Borrowings bear interest at the Company’s option at either London Interbank Offered Rate (“LIBOR”) (0.77% at December 31, 2016) plus a margin of 1.15% - 1.85% (1.30% at December 31, 2016) or the Prime Rate (3.75% at December 31, 2016)plus a margin of 0.15% - 0.85% (0.30% at December 31, 2016). In addition, the Revolving Credit Facility is subject to an annual facility fee of 0.20% - 0.35% (0.30% at December 31, 2016) of total available borrowings. Up to $150,000,000 of the available borrowings can be used for letters of credit. The applicable margins and annual facility fee are based on the Company’s total leverage ratio (adjusted quarterly, if applicable).
The Revolving Credit Facility has restrictive covenants, including a prohibition on certain types of dispositions, mergers, consolidations, and limitations on lines of business the Company is allowed to conduct. Additionally, the Revolving Credit Facility contains financial covenants, including the maintenance of a maximum total leverage ratio, maximum secured and unsecured leverage ratios, maximum secured recourse leverage ratio, a minimum fixed charge coverage ratio, and a minimum unencumbered interest coverage ratio (all as specified in the Revolving Credit Agreement). At December 31, 2016, the Company was in compliance with all of these financial covenants.

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The following table summarizes the available credit on the Revolving Credit Facility:

	December 31,
	2016	2015
	(in thousands)
Total available borrowings	$600,000	$500,000
Less:
Outstanding borrowings	—	—
Letters of credit	44,215	59,800
Available credit	$555,785	$440,200
As of December 31, 2016 and 2015, unamortized debt procurement costs related to the Revolving Credit Facility of $2,757,000 and $3,177,000, respectively, are included in other assets on the Consolidated Balance Sheets.

H. Term Loan Facility, Net
In May 2016, the Company entered into a Term Loan Credit Agreement which provides for a $335,000,000 senior unsecured term loan credit facility (“Term Loan Facility”). In November 2016, the Company borrowed the entire $335,000,000 available. The Company used the proceeds, along with additional cash on hand, to payoff the entire $640,000,000 nonrecourse mortgage debt which encumbered the New York Times office building and was scheduled to mature in 2017.
The Term Loan Facility matures on May 4, 2021 and outstanding balances bear interest at the Company’s option at either LIBOR (adjusted monthly) plus a margin of 1.30% - 2.20% (1.55% at December 31, 2016) or the Prime Rate plus a margin of 0.30% - 1.20% (0.55% at December 31, 2016). The applicable margins are based on the Company’s total leverage ratio. Upon the Company obtaining an investment grade credit rating, established by certain debt rating agencies for the Company’s long term, senior, unsecured non-credit enhanced debt (the “Debt Ratings”), the applicable margin will, at the Company’s election, be based on the Company’s then-current Debt Ratings.
The Term Loan Facility contains identical financial covenants as the Revolving Credit Facility as described in Note G – Revolving Credit Facility. Additionally, the Term Loan Facility contains customary events of default provisions, including failure to pay indebtedness, breaches of covenants and bankruptcy or other insolvency events, which could result in the acceleration of all amounts and cancellation of all commitments outstanding under the Term Loan Facility, as well as customary representations and warranties and affirmative and negative covenants.
The following table summarizes the Term Loan Facility, net:

December 31, 2016
(in thousands)
Total outstanding borrowings	$335,000
Net unamortized debt procurement costs	(1,732)
Total	$333,268

I. Convertible Senior Debt, Net
The following table summarizes the convertible senior debt, net:

	December 31,
	2016	2015
	(in thousands)
5.000% Notes due 2016	$—	$125
4.250% Notes due 2018	73,216	154,526
3.625% Notes due 2020	40,021	116,355
	113,237	271,006
Net unamortized debt procurement costs	(1,056)	(3,771)
Total	$112,181	$267,235
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

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

During the years ended December 31, 2016 and 2015, the Company entered into separate, privately negotiated exchange agreements with certain holders of the Company’s convertible senior notes. Under the terms of the agreements, holders agreed to exchange certain notes for either shares of Class A common stock, cash payments or a combination of both. Under the accounting guidance for induced conversions of convertible debt, additional amounts paid to induce the holders to exchange the notes were expensed resulting in a non-tax deductible loss on extinguishment of debt.
The following table summarizes the convertible senior debt transactions completed during the years ended December 31, 2016 and 2015:

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
During 2009, in connection with the 2016 Senior Notes issuance, the Company entered into a convertible note hedge transaction intended to reduce, subject to a limit, the potential dilution with respect to the Company’s Class A common stock upon conversion of the 2016 Senior Notes. In March 2015, the Company terminated and settled the convertible note hedge and received proceeds of $17,818,000 and 258,350 shares of Class A common stock. Under the accounting guidance, the total consideration received was recorded as an increase to additional paid in capital.
Convertible Senior Notes due 2018
In July 2011, the Company issued $350,000,000 of 4.250% Convertible Senior Notes due August 15, 2018 (“2018 Senior Notes”) in a private placement. The 2018 Senior Notes were issued at par and accrued interest is payable semi-annually on February 15 and August 15.
Holders may convert their 2018 Senior Notes at their option at any time prior to the close of business on the scheduled trading day immediately preceding the maturity date. Initially, upon conversion, a noteholder would have received 46.1425 shares of Class A common stock per $1,000 principal amount of 2018 Senior Notes (“Conversion Rate”), based on a conversion price of approximately $21.67 per share of Class A common stock, subject to adjustment. In accordance with the 2018 Senior Note Indenture, the second quarter 2016 cash dividend paid by the Company triggered a required adjustment to the Conversion Rate from 46.1425 shares of Class A common stock to 46.6375 shares of Class A common stock effective as of June 10, 2016, the record date for the second quarter 2016 dividend. The third and forth quarter 2016 dividends did not trigger an additional adjustment, as the combined amount was below the required threshold. See Note N – Dividends for detailed information on the Company’s cash dividends.
Convertible Senior Notes due 2020
In July 2013, the Company issued $300,000,000 of 3.625% Convertible Senior Notes due August 15, 2020 (“2020 Senior Notes”) in a private placement. The 2020 Senior Notes were issued at par and accrued interest is payable semi-annually on February 15 and August 15.

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Holders may convert their 2020 Senior Notes at their option at any time prior to the close of business on the scheduled trading day immediately preceding the maturity date. Initially, upon conversion, a noteholder would have received 41.3129 shares of Class A common stock per $1,000 principal amount of 2020 Senior Notes (“Conversion Rate”), based on a conversion price of approximately $24.21 per share of Class A common stock, subject to adjustment. In accordance with the 2020 Senior Note Indenture, the second quarter 2016 cash dividend paid by the Company triggered a required adjustment to the Conversion Rate from 41.3129 shares of Class A common stock to 41.7561 shares of Class A common stock effective as of June 10, 2016, the record date for the second quarter 2016 dividend. The third and forth quarter 2016 dividends did not trigger an additional adjustment, as the combined amount was below the required threshold. See Note N – Dividends for detailed information on the Company’s cash dividends.
Consolidated Interest Expense
The following table summarizes interest incurred, capitalized and paid on all forms of indebtedness (included in Notes F, G, H and I):

	Years Ended December 31,
	2016	2015	2014
	(in thousands)
Interest incurred	$170,080	$194,041	$218,587
Interest capitalized	(38,639)	(36,875)	(24,411)
Net interest expense from continuing operations	$131,441	$157,166	$194,176
Interest incurred from discontinued operations	$3,540	$40,125	$45,767
Cash paid for interest (net of amount capitalized)	$130,766	$200,781	$235,373

J. Derivative Instruments and Hedging Activities
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
The effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges is recorded in accumulated OCI and is subsequently reclassified into earnings during the period the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. The Company recorded $119,000 as a decrease to interest expense due to ineffectiveness during the year ended December 31, 2016. Ineffectiveness was insignificant during the years ended December 31, 2015 and 2014. During the year ended December 31, 2016, the Company recorded $24,635,000 to the financial statement line item “Interest rate swap breakage fee” on the Consolidated Statement of Operations as an increase to interest expense arising from the early termination of an interest rate swap. The interest rate swap was terminated because the hedged mortgage was paid off prior its 2017 maturity date. During the year ended December 31, 2014, the Company recorded $3,673,000 as an increase to interest expense primarily related to a missed forecasted transaction arising from the early reclassification of OCI related to a mortgage associated with an entity disposed of during the year ended December 31, 2014. As of December 31, 2016, the Company expects it will reclassify amounts recorded in accumulated OCI into earnings as an increase in interest expense of approximately $5,468,000 within the next twelve months. However, the actual amount reclassified could vary due to future changes in fair value of these derivatives.

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Fair Value Hedges of Interest Rate Risk
The Company enters into total rate of return swaps (“TROR”) on various tax-exempt fixed-rate borrowings. The TROR convert borrowings from a fixed rate to a variable rate. The TROR requires the payment of a variable interest rate, generally equivalent to the Securities Industry and Financial Markets Association (“SIFMA”) rate (0.72% at December 31, 2016) plus a spread. Additionally, the Company has guaranteed the fair value of the underlying borrowings. Fluctuation in the value of the TROR is offset by the fluctuation in the value of the underlying borrowings, resulting in minimal financial impact. At December 31, 2016, the aggregate notional amount of TROR designated as fair value hedging instruments is $551,985,000. The underlying TROR borrowings are subject to a fair value adjustment.
Nondesignated Hedges of Interest Rate Risk
The Company uses derivative contracts to hedge certain interest rate risk, even though the contracts do not qualify for, or the Company has elected not to apply, hedge accounting. In these situations, the derivative is recorded at its fair value with changes reflected in earnings.
The Company has certain undesignated TROR where the associated debt is held by an unconsolidated affiliate or unrelated third parties. The change in fair value of these TROR is recognized in earnings. At December 31, 2016, the aggregate notional amount of these TROR is $137,844,000.
In instances where the Company enters into separate derivative instruments effectively hedging the same debt for consecutive annual periods, the duplicate amount of notional is excluded from the following disclosure in an effort to provide information that enables the financial statement user to understand the Company’s volume of derivative activity.

The following table summarizes the fair values and location in the Consolidated Balance Sheets of all derivative instruments:

	Fair Value of Derivative Instruments
	December 31, 2016
	Asset Derivatives (included in Other Assets)		Liability Derivatives (included in Accounts Payable, Accrued Expenses and Other Liabilities)
	Current Notional	Fair Value	Current Notional	Fair Value
	(in thousands)
Derivatives Designated as Hedging Instruments
Interest rate swaps	64,248	593	34,666	1,504
TROR	235,970	5,008	316,015	12,442
Total	$300,218	$5,601	$350,681	$13,946
Derivatives Not Designated as Hedging Instruments
Interest rate caps	$69,518	$—	$—	$—
TROR	100,800	4,117	37,044	12,256
Total	$170,318	$4,117	$37,044	$12,256

	December 31, 2015
Derivatives Designated as Hedging Instruments
Interest rate caps	$330,000	$—	$—	$—
Interest rate swaps	65,124	340	669,154	50,045
TROR	149,200	7,471	322,785	10,281
Total	$544,324	$7,811	$991,939	$60,326
Derivatives Not Designated as Hedging Instruments
Interest rate caps	$303,111	$122	$—	$—
TROR	101,114	5,378	37,757	13,353
Total	$404,225	$5,500	$37,757	$13,353

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The following table summarizes the impact of gains and losses related to derivative instruments designated as cash flow hedges included in the accumulated OCI section of the Consolidated Balance Sheets and in equity in earnings and interest expense in the Consolidated Statements of Operations:

		Gain (Loss) Reclassified from Accumulated OCI
Derivatives Designated as Cash Flow Hedging Instruments	Gain (Loss) Recognized in OCI (Effective Portion)	Location on Consolidated Statements of Operations	Effective Amount	Ineffective Amount
	(in thousands)
Year Ended December 31, 2016
Interest rate caps and interest rate swaps	$(9,414)	Interest expense	$(35,008)	$119
	—	Interest rate swap breakage fee	(24,635)	—
		Net gain (loss) on disposition of full or partial interest in rental properties, net of tax	(113)	—
		Earnings from unconsolidated entities	(3,192)	—
Total	$(9,414)		$(62,948)	$119
Year Ended December 31, 2015
Interest rate caps and interest rate swaps	$(12,478)	Interest expense	$(37,831)	$(21)
		Gain on change in control of interests	900	—
		Earnings from unconsolidated entities	(3,721)	(1)
Total	$(12,478)		$(40,652)	$(22)
Year Ended December 31, 2014
Interest rate caps and interest rate swaps	$(16,792)	Interest expense	$(38,086)	$(7)
		Discontinued operations	(3,666)	—
		Earnings from unconsolidated entities	(4,006)	—
Total	$(16,792)		$(45,758)	$(7)
The following table summarizes the impact of gains and losses related to derivative instruments not designated as cash flow hedges in the Consolidated Statements of Operations:

	Net Gain (Loss) Recognized
	Years Ended December 31,
	2016	2015	2014
	(in thousands)
Derivatives Designated as Fair Value Hedging Instruments
TROR (1)	$(4,624)	$2,794	$3,265
Derivatives Not Designated as Hedging Instruments
Interest rate caps and interest rate swaps	$(107)	$(157)	$17
TROR	(164)	5,266	2,236
Total	$(271)	$5,109	$2,253

(1)
The net gain (loss) recognized in interest expense from the change in fair value of the underlying TROR borrowings was $4,624, $(2,794) and $(3,265) for the years ended December 31, 2016, 2015 and 2014, respectively, offsetting the gain (loss) recognized on the TROR.

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

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Agreements with derivative counterparties contain provisions under which the counterparty could terminate the derivative obligations if the Company defaults on its obligations under the Revolving Credit Agreement and designated conditions are fulfilled. In instances where the Company’s subsidiaries have derivative obligations secured by a mortgage, the derivative obligations could be terminated if the indebtedness between the two parties is terminated, either by loan payoff or default of the indebtedness. In addition, certain subsidiaries have agreements containing provisions whereby the subsidiaries must maintain certain minimum financial ratios. As of December 31, 2016, the Company does not have any derivative contracts containing credit-risk related contingent features, such as a credit rating downgrade, that may trigger collateral to be posted with a counterparty.
The following table summarizes information about collateral posted for derivatives in liability positions as of December 31, 2016:

	Collateral Information
	Notional Amount	Fair Value Prior to Nonperformance Risk	Nonperformance Risk	Collateral Posted	Nature of Collateral	Credit Risk Contingent Feature
	(in thousands)
Property Specific Swaps	$34,666	$1,579	$(75)	$—	Mortgage liens	None
TROR	353,059	24,669	29	59,159	Restricted cash, notes receivable, letters of credit	None
Totals	$387,725	$26,248	$(46)	$59,159

K. Fair Value Measurements
The Company’s financial assets and liabilities subject to fair value measurements are interest rate caps, interest rate swaps, TROR and borrowings subject to TROR (see Note J – Derivative Instruments and Hedging Activities). Impairment of real estate and unconsolidated entities is also subject to fair value measurements (see Note S – Impairment of Real Estate and Impairment of Unconsolidated Entities and Note Y – Assets and Liabilities Held for Sale and Discontinued Operations).
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
Measurement of Fair Value
The Company estimates the fair value of its hedging instruments based on interest rate market and bond pricing models. Although the Company has determined the significant inputs used to value its hedging instruments fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with the Company’s counterparties and its own credit risk utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. As of December 31, 2016, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its hedging instruments’ positions and has determined the credit valuation adjustments are not significant to the overall valuation of all of its hedging instruments. As a result, hedging instruments valuations are classified in Level 2.

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
To determine the fair value of the underlying borrowings subject to TROR, the base price is initially used as the estimate of fair value. The Company adjusts the fair value based upon observable and unobservable measures such as the financial performance of the underlying collateral, interest rate risk spreads for similar transactions and loan to value ratios. In the absence of such evidence, management’s best estimate is used. At December 31, 2016, the notional amount of TROR borrowings subject to fair value adjustments is approximately $551,985,000.
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
The following table summarizes information about financial assets and liabilities measured at fair value on a recurring basis, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value:

	Fair Value Measurements
	December 31, 2016
	Level 1	Level 2	Level 3	Total
	(in thousands)
Interest rate swaps (assets)	$—	$593	$—	$593
Interest rate swaps (liabilities)	—	(1,504)	—	(1,504)
TROR (assets)	—	—	9,125	9,125
TROR (liabilities)	—	—	(24,698)	(24,698)
Fair value adjustment to the borrowings subject to TROR	—	—	7,434	7,434
Total	$—	$(911)	$(8,139)	$(9,050)

	December 31, 2015
	Level 1	Level 2	Level 3	Total
	(in thousands)
Interest rate caps (assets)	$—	$122	$—	$122
Interest rate swap (assets)	—	340	—	340
Interest rate swaps (liabilities)	—	(50,045)	—	(50,045)
TROR (assets)	—	—	12,849	12,849
TROR (liabilities)	—	—	(23,634)	(23,634)
Fair value adjustment to the borrowings subject to TROR	—	—	2,810	2,810
Total	$—	$(49,583)	$(7,975)	$(57,558)

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The following table presents a reconciliation of financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Interest Rate Swaps	Net TROR	Fair value adjustment to the borrowings subject to TROR	Total TROR Related	Total
	(in thousands)
Balance, December 31, 2014	$(73,536)	$(18,845)	$5,604	$(13,241)	$(86,777)
Total realized and unrealized gains (losses):
Included in earnings	—	8,060	(2,794)	5,266	5,266
Included in other comprehensive income	25,534	—	—	—	25,534
Transfer out to level 2	48,002	—	—	—	48,002
Balance, December 31, 2015	$—	$(10,785)	$2,810	$(7,975)	$(7,975)
Total realized and unrealized gains (losses):
Included in earnings	—	(4,788)	4,624	(164)	(164)
Balance, December 31, 2016	$—	$(15,573)	$7,434	$(8,139)	$(8,139)
The following table presents quantitative information about the significant unobservable inputs used to estimate the fair value of financial instruments measured on a recurring basis as of December 31, 2016:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value December 31, 2016	Valuation Technique	Unobservable Input	Input Values
	(in thousands)
TROR	$(15,573)	Third party bond pricing	Bond valuation	77.55 - 112.47
Fair value adjustment to the borrowings subject to TROR	$7,434	Third party bond pricing	Bond valuation	77.55 - 103.61
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
The following table summarizes the fair value of nonrecourse mortgage debt and notes payable, net, including balances classified as held for sale (exclusive of the fair value of derivatives), term loan facility, net and convertible senior debt, net:

	December 31, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Nonrecourse mortgage debt and notes payable, net	$3,120,833	$3,105,587	$4,395,107	$4,622,473
Term loan facility, net	333,268	333,527	—	—
Convertible senior debt, net	112,181	122,795	267,235	296,554
Total	$3,566,282	$3,561,909	$4,662,342	$4,919,027

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

L. Commitments and Contingencies
The Company has various guarantees, including indirect guarantees of indebtedness of others. The Company believes the risk of payment under these guarantees, as described below, is remote and, to date, no payments have been made under these guarantees.
The Company had outstanding letters of credit of $44,215,000 under the revolving credit facility as of December 31, 2016, which represents the maximum potential amount of future payments on the letters of credit the Company could be required to make.
The Company has entered into certain partnerships whereby the outside investment partner is allocated certain tax credits. These partnerships typically require the Company to indemnify, on an after-tax or “grossed up” basis, the investment partner against the failure to receive or the loss of allocated tax credits and tax losses. At December 31, 2016, the maximum potential payment under these tax indemnity guarantees was approximately $127,980,000. During 2014, the Company entered into an agreement with one historic tax credit investment partner that obligated the Company to reimburse the tax credit partner for the full amount of the tax credit allocated to them in a prior year. The agreement was a result of an Internal Revenue Service (“IRS”) audit inquiry related to the validity of the tax credit Partnership structure. The IRS audit did not question the qualifying expenditures or the validity of the actual tax credit. Although the Company believes the tax credit partnership was in full compliance with IRC section 47, and the tax credit itself is valid, the Company and its tax credit partner decided not to pursue an audit appeal and entered into the agreement to avoid the lengthy and costly process of an audit appeal. As a result, during the year ended December 31, 2014, the Company recorded an $11,476,000 reduction to interest and other income which represents the reversal of the tax credit income previously recognized on this individual tax credit plus the additional amount owed to our tax credit partner under the agreement and a $13,423,000 deferred tax benefit for the recognition of a deferred tax asset related to the tax credit. The Company believes all remaining requirements for qualifications of tax credits and partnership structures have been and will continue to be met and the Company’s investment partners will be able to receive expense allocations associated with the properties. The Company does not expect to make any remaining payments under these guarantees.
The Company’s mortgage loans are nonrecourse; however, in some cases, lenders carve out certain items from the nonrecourse provisions. These carve-out items enable the lenders to seek recourse if the Company or the joint venture engages in certain acts as defined in the respective agreements such as commit fraud, intentionally misapply funds, or intentionally misrepresent facts. The Company has also provided certain environmental guarantees. Under these environmental remediation guarantees, the Company must remediate any hazardous materials brought onto the property in violation of environmental laws. The maximum potential amount of future payments the Company could be required to make on the environmental guarantees is limited to the actual losses suffered or actual remediation costs incurred. A portion of these carve-outs and guarantees have been made on behalf of joint ventures and the Company believes any liability would not exceed its partners’ share of the outstanding principal balance of the loans in which these carve-outs and environmental guarantees have been made. At December 31, 2016, the outstanding balance of the partners’ share of these loans was approximately $1,303,000,000. The Company believes the risk of payment on the carve-out guarantees is mitigated, in most cases, by the fact that the Company manages the property, and in the event the Company’s partner violated one of the carve-out items, the Company would seek recovery from its partner for any payments the Company would make. Additionally, the Company further mitigates its exposure through environmental insurance and other types of insurance coverage.
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
The Company customarily guarantees lien-free completion of projects under construction. Upon completion, as defined, the guarantees are released. The Company currently provides the following completion guarantees on its completed projects and projects under construction and development (including unconsolidated properties):

	Total Costs	Percent Completed (Unaudited)
	(dollars in thousands)
At December 31, 2016
Openings	$650,300	91%
Under construction	1,964,700	64%
Total Real Estate	$2,615,000	70%

In addition to what is stated above, the Company has guaranteed the lender the lien free completion of certain horizontal infrastructure associated with a certain land development project. The maximum amount due by the Company under these completion guarantees is limited to $555,000.

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
Certain ground leases include provisions requiring the Company to indemnify the ground lessor against claims or damages occurring on or about the leased property during the term of the ground lease. These indemnities generally were entered into prior to the effective date of accounting guidance related to guarantees; therefore, they have not been recorded in the Company’s consolidated financial statements at December 31, 2016. The maximum potential amount of future payments the Company could be required to make is limited to the actual losses suffered. The Company mitigates its exposure to loss related to these indemnities through insurance coverage.
The Company is party to an easement agreement under which it has agreed to indemnify a third party for any claims or damages arising from the use of the easement area in one of its unconsolidated apartment communities. The Company mitigates its exposure to loss related to the easement agreement through insurance coverage.
See Note O – Class A Common Units and Related Party Transactions regarding certain tax indemnification payments in connection with a Master Contribution and Sale Agreement entered into during 2006.

M. Capital Stock
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
On December 6, 2016, the Company’s Board of Directors approved, and the Company entered into, a reclassification agreement with RMS LP, the controlling shareholder of the Company's Class B shares (the “Reclassification Agreement”). Pursuant to the Reclassification Agreement, the Board will submit a proposal to eliminate the current dual-class share structure at the Company’s 2017 Annual Meeting of Shareholders. Under the terms of the Reclassification Agreement, each outstanding share of the Company’s Class B Common Stock would be converted into 1.31 shares shares of Class A Common Stock, with a right to cash in lieu of fractional shares. The completion of the proposed reclassification is subject to customary closing conditions and approval by the Company’s shareholders. Upon completion of this transaction, all outstanding shares will be entitled to one vote per share on all matters brought to the Company’s shareholders, including but not limited to, composition of the entire Board of Directors. If approved, the proposed reclassification is expected to be completed promptly after the Company’s 2017 Annual Meeting of Shareholders. There can be no assurance the reclassification will occur based on these terms, or at all.
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
During the year ended December 31, 2016, the Company entered into a privately negotiated exchange agreement to exchange the remaining $125,000 of the 2016 Senior Notes for 9,298 shares of Class A common stock.
During the year ended December 31, 2015, the Company issued shares of Class A common stock in connection with the separate, privately negotiated exchange transactions involving a portion of the Company’s 2016, 2018 and 2020 Senior Notes. The Company also received shares of Class A common stock in connection with the termination of a convertible note hedge related to the 2016 Senior Notes. See Note I – Convertible Senior Debt, Net for detailed information on these transactions.
During the years ended December 31, 2015 and 2014, the Company issued shares of Class A common stock to certain BCR entities in exchange of 2006 Units pursuant to the Master Contribution Agreement. See the Note O – Class A Common Units and Related Party Transactions for detailed information on these transactions.
In May 2015, the Company issued 37,375,000 shares of Class A common stock in an underwritten public offering at a price of $22.50 per share, which included the underwriters’ exercise of their over-allotment option in full. The offering generated net proceeds of $806,500,000 after deducting underwriting discounts, commissions and other offering expenses.

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

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

N. Dividends
Prior to the taxable year ended December 31, 2016, our predecessor, Forest City Enterprises, Inc., operated as a C corporation. A REIT is not permitted to retain earnings and profits (“E&P”) accumulated during the periods when the company or its predecessor was taxed as a C corporation or accumulated by the Company’s or its predecessor’s TRS not converted to a qualified REIT subsidiary. The Company was required to make one or more distributions to its shareholders that equaled or exceeded its accumulated positive E&P. The March 2016 E&P dividend summarized below was based on the estimated cumulative positive E&P of the Company’s predecessor.
The following table summarizes cash dividends declared by the Board of Directors on the Company’s Class A and Class B common stock (“Common Stock”) (in thousands, except per share data):

Type	Date Declared	Record Date	Payment Date	Amount Per Share	Total Cash Payment
E&P	February 18, 2016	March 4, 2016	March 18, 2016	$0.10	$25,992
Quarterly	February 18, 2016	March 4, 2016	March 18, 2016	$0.06	$15,596
Quarterly	May 17, 2016	June 10, 2016	June 24, 2016	$0.06	$15,623
Quarterly	August 18, 2016	September 2, 2016	September 16, 2016	$0.06	$15,621
Quarterly	November 30, 2016	December 12, 2016	December 23, 2016	$0.06	$15,620
			Total	$0.34	$88,452
The following table summarizes the tax treatment of the Company’s Common Stock dividends for the year ended December 31, 2016:

	Amount Per Share	%
Ordinary income	$0.11	31.49%
Capital gain	$0.23	68.51%
Total	$0.34	100.00%

O. Class A Common Units and Related Party Transactions
Master Contribution Agreement and Tax Protection Agreement
The Company and certain of its affiliates entered into a Master Contribution and Sale Agreement (the “Master Contribution Agreement”) with Bruce C. Ratner (“Mr. Ratner”), Executive Vice President, and certain entities and individuals affiliated with Mr. Ratner (the “BCR Entities”) in August 2006 to purchase their interests in a total of 30 retail, office and apartment operating properties and service companies in the Greater New York City metropolitan area. The Company issued 3,646,755 Class A Common Units (“2006 Units”) in a jointly-owned, limited liability company in exchange for their interests. The 2006 Units may be exchanged for one of the following forms of consideration at the Company’s sole discretion: (i) an equal number of shares of the Company’s Class A common stock or, (ii) cash based on a formula using the average closing price of the Class A common stock at the time of conversion or, (iii) a combination of cash and shares of the Company’s Class A common stock. The Company has no rights to redeem or repurchase the 2006 Units. Pursuant to the Master Contribution Agreement, certain projects under development would remain owned jointly until each project was completed and achieved “stabilization.” Upon stabilization, each project would be valued and the Company, in its discretion, would choose among various ownership options for the project.
As described below, the Company and Mr. Ratner have agreed upon the value of each development project that has reached stabilization. As of December 31, 2016, air rights for any future residential vertical development at East River Plaza, a specialty retail center in Manhattan, New York, remains the only asset subject to this agreement. The development projects were not covered by the Tax Protection Agreement (the “Tax Protection Agreement”) that the parties entered into in connection with the Master Contribution Agreement. The Tax Protection Agreement indemnified the BCR Entities included in the initial closing against taxes payable by reason of any subsequent sale of certain operating properties and expires in November 2018.
As a result of the January 2017 sale of Shops at Bruckner Boulevard, the Company expects to accrue $482,000 related to a tax indemnity payment due to the BCR Entities during the three months ending March 31, 2017.

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

As a result of the January 2016 sale of 625 Fulton Avenue, a development site in Brooklyn, New York, the Company accrued $6,238,000 related to a tax indemnity payment due to the BCR Entities in accordance with the terms of the Tax Protection Agreement. Quarterly installments totaling $4,680,000 were paid during the year ended December 31, 2016. The remaining amount was included in accounts payable, accrued expenses and other liabilities at December 31, 2016 and was paid in January 2017.
As a result of the March 2014 disposal of Quartermaster Plaza, a specialty retail center in Philadelphia, Pennsylvania, the Company accrued $1,646,000 during the year ended December 31, 2014 related to a tax indemnity payment due to the BCR Entities, of which $1,235,000 was paid as of December 31, 2014. The remaining amount was paid during the year ended December 31, 2015.
Class A Common Unit Exchanges
In September 2015, certain BCR Entities exchanged 1,032,402 of the 2006 Units. The Company issued 1,032,402 shares of its Class A common stock for the exchanged 2006 Units. The Company accounted for the exchange as a purchase of noncontrolling interests, resulting in a reduction of noncontrolling interests of $52,663,000, an increase to Class A common stock of $344,000 and a combined increase to additional paid-in capital of $52,319,000, accounting for the fair value of common stock issued and the difference between the fair value of consideration exchanged and the noncontrolling interest balance. At December 31, 2016 and 2015, 1,940,788 of the 2006 Units were outstanding.
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
The carrying value of the 2006 Units of $99,000,000 is included as noncontrolling interests at December 31, 2016 and 2015, respectively.
Westchester’s Ridge Hill
Pursuant to the terms of the Master Contribution Agreement, in December 2015, the Company caused certain of its affiliates to acquire the BCR Entities’ interests in Westchester’s Ridge Hill, a regional mall in Yonkers, New York for $10. Subsequent to the December 2015 transaction, the Company owned 100% of the asset. In January 2016, the Company closed on the disposition of 51% of its equity interest.
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
New York Times and Twelve MetroTech Center
Pursuant to the terms of the Master Contribution Agreement, in May 2008, the Company caused certain of its affiliates to acquire the BCR Entities’ interests in two stabilized projects, New York Times, an office building in Manhattan, New York, and Twelve MetroTech Center, an office building in Brooklyn, New York. In accordance with the purchase agreements, the applicable BCR Entities assigned and transferred their interests in the two projects to affiliates of the Company and will receive cash of approximately $121,000,000 over a 15 year period.
The consideration exchanged by the Company for the BCR Entities’ interest in the two development projects was accounted for under the purchase method of accounting. Pursuant to the agreements, the BCR Entities received an initial cash amount of $49,249,000. The Company calculated the net present value of the remaining payments over the 15 year period using a discounted interest rate. This initial discounted amount of $56,495,000 was recorded and will be accreted up to the total liability through interest expense over the 15 year period using the effective interest method. At December 31, 2016 and 2015, $3,672,000 and $3,497,000, respectively, is recorded in accounts payable, accrued expenses and other liabilities related to this obligation.

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

P. Leases
The Company as Lessor
The following table summarizes the minimum future rental income to be received on non-cancelable operating leases of commercial properties that generally extend for periods of more than one year:

Years Ending December 31,
(in thousands)
2017	$353,511
2018	333,386
2019	298,511
2020	270,858
2021	239,550
Thereafter	933,601
$2,429,417
The Company as Lessee
The Company is a lessee under various operating leasing arrangements for real property and equipment. The most significant of these involve ground leases which expire between the years 2018 and 2103, excluding optional renewal periods. The Company is subject to participation payments under certain of its ground leases, the most significant of which are in New York City. These payments are triggered by defined events within the respective lease agreements and the timing and future amounts are not determinable by the Company.
The following table summarizes the minimum fixed rental payments under long-term leases (over one year) in effect at December  31, 2016:

Years Ending December 31,
(in thousands)
2017	$10,222
2018	7,337
2019	6,564
2020	6,616
2021	6,528
Thereafter	257,107
$294,374
The following table summarizes rent expense:

	Years Ended December 31,
	2016	2015	2014
	(in thousands)
Rent expense	$16,886	$14,032	$11,013

Q. Stock-Based Compensation
The Company’s 1994 Stock Plan (the “Plan”) permits the award of Class A stock options, restricted shares, performance shares and other equity awards to key employees and nonemployee directors of the Company. The aggregate maximum number of shares that may be issued under the Plan is 21,750,000 for all types of awards.
As of December 31, 2016, the total number of shares available for granting of all types of awards was 5,354,237. The maximum annual award to an individual is 500,000 of the aggregate stock options and 500,000 of the aggregate restricted shares and performance shares. In addition, the aggregate grant-date fair value of awards granted to a nonemployee director during any calendar year shall not exceed $250,000. Stock options have a maximum term of 10 years and are awarded with an exercise price at least equal to the market value of the stock on the date of grant. Class A common stock issued upon the exercise of stock options will be issued out of authorized and unissued shares. During the years ended December 31, 2015 and 2014, Class A common stock issued upon the exercise of stock options was issued out of authorized and unissued shares or treasury stock. The Plan, which is administered by the Compensation Committee of the Board of Directors, does not allow the reduction of option prices without shareholder approval, except for the anti-dilution adjustments. The Company has not amended the terms of any previously issued equity award. All outstanding stock options have an exercise price equal to the fair market value of the underlying stock at the date of grant and a 10-year term. Stock options and restricted shares have graded vesting over three to four years for employees and one to three years for nonemployee directors.

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The following table summarizes stock-based compensation costs and related deferred income tax benefit recognized in the financial statements:

	Years Ended December 31,
	2016	2015	2014
	(in thousands)
Stock option costs	$937	$1,314	$3,381
Restricted stock costs	14,788	17,211	12,279
Performance share costs	9,738	13,310	4,013
Total stock-based compensation costs	25,463	31,835	19,673
Less amount capitalized into qualifying real estate projects	(5,661)	(7,717)	(5,944)
Amount charged to operating expenses	19,802	24,118	13,729
Depreciation expense on capitalized stock-based compensation	607	894	800
Total stock-based compensation expense	$20,409	$25,012	$14,529
Deferred income tax benefit	$610	$9,629	$5,426
The amount of grant-date fair value expensed immediately for awards granted to retirement-eligible grantees during the years ended December 31, 2016, 2015 and 2014 was $1,166,000, $1,926,000 and $1,358,000, respectively.
Stock Options
The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for options granted during the respective years:

	Years Ended December 31,
	2016	2015	2014
Risk-free interest rate	1.41%	1.71%	1.91%
Expected volatility	26.60%	30.80%	71.50%
Expected dividend yield	1.04%	0.00%	0.00%
Expected term (in years)	5.5	5.5	5.5
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
The following table summarizes stock option activity for the year ended December 31, 2016:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in months)	Intrinsic Value (in thousands)
Outstanding at January 1, 2016	3,308,259	$34.26
Granted	25,020	$20.94
Exercised	(95,548)	$14.21
Forfeited/expired	(692,700)	$47.60
Outstanding at December 31, 2016	2,545,031	$31.25	40	$7,401
Options exercisable (fully vested) at December 31, 2016	2,278,923	$32.73	35	$6,780
The weighted average grant-date fair value of stock options granted during the years ended December 31, 2016, 2015 and 2014 was $5.00, $7.79 and $11.60, respectively. The total intrinsic value of stock options exercised during the years ended December 31, 2016, 2015 and 2014 was $661,000, $841,000 and $439,000, respectively. Cash received from stock options exercised during the years ended December 31, 2016, 2015 and 2014 was $1,158,000, $1,488,000 and $789,000, respectively. There was no income tax benefit realized as a reduction of income taxes payable from stock options exercised during the years ended December 31, 2016, 2015 and 2014. At December 31, 2016, there was $549,000 of unrecognized compensation cost related to stock options expected to be recognized over a weighted-average period of 13 months.

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Restricted Stock
The following table summarizes restricted stock activity for the year ended December 31, 2016:

	Shares	Weighted Average Grant-Date Fair Value
Unvested shares at January 1, 2016	1,969,360	$20.30
Granted	637,975	$20.94
Vested	(927,926)	$19.03
Forfeited	(72,121)	$21.16
Unvested shares at December 31, 2016	1,607,288	$21.24
Restricted stock represents a grant of Class A common stock to key employees and nonemployee directors subject to restrictions on disposition, transferability and risk of forfeiture, while having the rights to vote the shares and receive dividends. Restricted shares subject to the restrictions mentioned above are considered to be nonvested shares under the accounting guidance for share-based payments and are not reflected as issued and outstanding shares until the restrictions lapse. At that time, the shares are released to the grantee and the Company records the issuance of the shares. At December 31, 2016, all unvested shares of restricted stock were excluded from issued and outstanding shares of Class A common stock in the accompanying consolidated financial statements.
The weighted average grant-date fair value of restricted stock granted during the years ended December 31, 2016, 2015 and 2014 was $20.94, $24.62 and $18.74, respectively. The total fair value of shares that vested during the years ended December 31, 2016, 2015 and 2014 was $17,663,000, $13,883,000 and $11,647,000, respectively. At December 31, 2016, there was $15,876,000 of unrecognized compensation cost related to restricted stock expected to be recognized over a weighted-average period of 20 months.
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
The weighted average grant-date fair value of performance shares granted during the years ended December 31, 2016, 2015 and 2014 was $17.27, $32.14 and $18.23, respectively. All grants have performance goals that include a market condition and the fair values were computed using a Monte Carlo simulation. At December 31, 2016, there was $8,777,000 of unrecognized compensation costs related to performance shares expected to be recognized over a weighted-average period of 16 months.
The following table summarizes performance share activity for the year ended December 31, 2016:

	Shares	Weighted Average Grant-Date Fair Value
Unvested shares at January 1, 2016	1,454,265	$24.38
Granted	274,630	$17.27
Vested	(338,895)	$20.74
Performance adjustment	60,811	$20.74
Forfeited	(9,469)	$25.17
Unvested shares at December 31, 2016	1,441,342	$23.72

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The amount of shares vested exceeded the target by 60,811 shares and are reflected as a performance adjustment in the table above. In February 2017, 286,179 shares were forfeited because minimum performance goals were not achieved for the performance period from February 1, 2013 to December 31, 2016.
The following table summarizes the range of performance shares that can be earned as of December 31, 2016:

Performance Period	Range	Minimum Shares	Target Shares	Maximum Shares
January 1, 2014 to December 31, 2017	0% to 200%	—	288,246	576,492
January 1, 2015 to December 31, 2017	0% to 200%	—	211,015	422,030
January 1, 2015 to December 31, 2017	0% to 300%	—	386,000	1,158,000
January 1, 2016 to December 31, 2018	0% to 200%	—	269,902	539,804
		—	1,155,163	2,696,326
In connection with the vesting of restricted stock and performance shares during the years ended December 31, 2016, 2015 and 2014, the Company repurchased 390,703 shares, 222,537 shares and 215,632 shares, respectively, of Class A common stock to satisfy the employees’ related minimum statutory tax withholding requirements. During the year ended December 31, 2016, shares repurchased were returned to unissued shares with an aggregate cost basis of $7,945,000. Shares repurchased during the years ended December 31, 2015 and 2014 were placed in treasury with an aggregate cost basis of $5,543,000 and $4,009,000, respectively.

R. Write-Offs of Abandoned Development Projects and Demolition Costs
The Company recorded write-offs of abandoned development projects and demolition costs of $10,348,000, $9,534,000 and $1,655,000 for the years ended December 31, 2016, 2015 and 2014, respectively. Non-capitalizable demolition costs of $1,372,000 for the year ended December 31, 2014 are included in write-offs of abandoned development projects and demolition costs. There were no non-capitalizable demolition costs recorded during the years ended December 31, 2016 and 2015, respectively.
The Company recorded write-offs of abandoned development projects and demolition costs of unconsolidated entities of $327,000 and $10,191,000 during the years ended December 31, 2016 and 2015, respectively, which is included in equity in earnings. There were no write-offs of abandoned development projects of unconsolidated entities during the year ended December 31, 2014.

S. Impairment of Real Estate and Impairment of Unconsolidated Entities
The impairments recorded during the periods presented represent write-downs to estimated fair value due to a change in events, such as a change in strategy for certain assets, bona fide third-party purchase offers or changes in certain assumptions, including estimated holding periods and current market conditions and the impact of these assumptions to the properties’ estimated future cash flows. The assumptions used to estimate fair value are Level 2 or 3 inputs.
Impairment of Real Estate
The following table summarizes the Company’s impairment of real estate included in continuing operations:

		Years Ended December 31,
		2016	2015	2014
		(in thousands)
Regional Malls:
Shops at Northfield Stapleton	Denver, Colorado	$68,821	$—	$—
Boulevard Mall	Amherst, New York	52,510	—	—
Shops at Wiregrass	Tampa, Florida	12,464	—	—
Westchester's Ridge Hill	Yonkers, New York	—	398,558	—
Office Buildings:
Post Office Plaza	Cleveland, Ohio	11,800	—	14,378
Illinois Science and Technology Park	Skokie, Illinois	7,900	26,246	—
Terminal Tower	Cleveland, Ohio	—	—	42,208
Land inventory	Las Vegas, Nevada	1,230	16,307	—
461 Dean Street	Brooklyn, New York	—	—	146,300
Avenue at Tower City Center (Specialty Retail Center)	Cleveland, Ohio	—	—	72,473
Other		2,100	10,323	1,736
		$156,825	$451,434	$277,095

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

During the year ended December 31, 2016, the Company’s Board of Directors authorized a process to review strategic alternatives for a portion of the Company’s retail portfolio. The Company has begun discussions with certain strategic partners and other potential buyers for several of its retail assets. In connection with this review and discussions to date, the Company has updated its impairment analysis on its retail assets, including increasing the likelihood of near-term sales. As a result, the estimated probability weighted undiscounted cash flows no longer exceeded the carrying value of the Shops at Northfield Stapleton and Boulevard Mall, requiring the Company to adjust the carrying value to their estimated fair value during the year ended December 31, 2016. The Company has not entered into any agreements, and can not ensure a transaction can or will be consummated and therefore, such assets continue to be classified as held in use.
During the year ended December 31, 2015, the Company decided to pursue the partial sale, through a joint venture, of Shops at Wiregrass. At March 31, 2016, negotiations and buyer due diligence were substantially complete and closing of the transaction remained subject to receipt of a third party consent. The advanced status of the transaction at March 31, 2016 triggered management to further update its undiscounted cash flow analysis including its probability weighted estimated holding period. As a result, the estimated probability weighted undiscounted cash flows no longer exceeded the carrying value, requiring the Company to adjust the carrying value to its estimated fair value during the year ended December 31, 2016. The Company received the third party consent and closed on the disposition of 49% of its equity interest in October 2016. See Note X – Net Gain on Disposition of Full or Partial Interest in Rental Properties, Net of Tax for detailed information on the transaction.
During the three months ended September 30, 2016, based on the loss of a potential tenant to fill a significant vacancy, the Company updated its undiscounted cash flow analysis including its probability weighted estimated holding period for Post Office Plaza office building. As a result, the estimated probability weighted undiscounted cash flows no longer exceeded the carrying value, requiring the Company to adjust the carrying value to its estimated fair value during the year ended December 31, 2016.
The Company continues to market all of the operating assets at Illinois Science & Technology Park in Skokie, Illinois. During 2015, the Company had several interested parties in the assets at pricing that approximated the carrying value of the assets. During the three months ended September 30, 2015, the high bidder withdrew their offer and certain market conditions, including the loss of possible redevelopment incentives, negatively impacted the pricing from other interested parties. At September 30, 2015, discussions with a potential purchaser were ongoing and remained subject to further negotiation. Based on these factors, the Company increased the likelihood of a near-term sale and reduced the pricing in such scenario in its estimated probability weighted undiscounted cash flows. As a result, these estimated undiscounted cash flows no longer exceed the carrying value of the assets, requiring the Company to adjust the carrying value to its estimated fair value during the year ended December 31, 2015. During the three months ended December 31, 2015, discussions with the potential buyer ceased, as mutually agreeable terms could not be reached.
During the three months ended September 30, 2016, the Company received a letter of intent from a new potential buyer for the operating assets at Illinois Science & Technology Park. Based on the letter of intent pricing, the Company updated its undiscounted cash flow analysis resulting in the estimated undiscounted cash flows no longer exceeding the carrying value of the assets, requiring the Company to adjust the carrying value to its estimated fair value during the year ended December 31, 2016. The Company closed on the sale of Illinois Science & Technology Park in January 2017.
During 2015, the Company owned 13.5 acres of land located in Las Vegas, Nevada, which is included in land inventory on its consolidated balance sheet. The Company had been marketing the land for sale for over twelve months without closing a sale of any of the parcels. During the year ended December 31, 2015, it became evident the expected sale price was less than originally estimated and lower than its carrying value. At September 30, 2015, the Company had a letter of intent for a portion of the land and continued to market the remaining parcels. Using the letter of intent pricing, in addition to other information gathered from other market participants, including verbal bids, the Company adjusted its estimated selling price, less cost to sell, of this land, which was less than its carrying value. As such, the Company recorded an impairment charge of $16,307,000 during the year ended December 31, 2015. During the three months ended December 31, 2015, the Company sold 6.1 acres of the land at amounts that approximated the carrying value.
During the year ended December 31, 2016, the Company signed a purchase and sale agreement for the remaining parcels. As a result, the Company adjusted its estimated selling price, less costs to sell and recorded an impairment charge of $1,230,000 during the year ended December 31, 2016.
During the year ended December 31, 2015, the Company decided to pursue the partial sale, through a joint venture, of Westchester's Ridge Hill. At September 30, 2015, discussions with a potential joint venture partner were ongoing and remained subject to further negotiation and applicable due diligence periods. The advanced status of the discussions triggered management to update its undiscounted cash flow analysis including its probability weighted estimated holding period. As a result, the estimated probability weighted undiscounted cash flows no longer exceeded the carrying value, requiring the Company to adjust the carrying value to its estimated fair value during the year ended December 31, 2015. The Company closed on the disposition of 51% of its equity interest in January 2016. See Note X – Net Gain on Disposition of Full or Partial Interest in Rental Properties, Net of Tax for detailed information on the transaction.

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The Company began negotiations for the sale of several operating assets in Cleveland, Ohio during the three months ended June 30, 2014. At June 30, 2014, discussions with a potential purchaser were at various stages for each of the assets and remained subject to further negotiation and applicable due diligence periods. Based on the advanced status of the discussions, the Company reviewed and adjusted the estimated holding periods of each applicable asset and in each case increased the likelihood of a near term sale. As a result, the estimated probability weighted undiscounted cash flows no longer exceed the carrying value of certain assets, requiring the Company to adjust the carrying value of those assets as described in the above table, to their estimated fair value. During the three months ended September 30, 2014, the negotiations with the potential buyer ceased, as mutually agreeable terms could not be reached. During the year ended December 31, 2016, the Company closed on the sale of Terminal Tower and Avenue at Tower City Center. See Note X – Net Gain on Disposition of Full or Partial Interest in Rental Properties, Net of Tax for additional information on the transactions.
461 Dean Street was built using modular construction, whereby the modular units are fabricated and assembled at a nearby factory originally owned fifty-fifty between the Company and Skanska USA (the “Construction Manager”). The Construction Manager was hired under a fixed-price contract. During the three months ended September 30, 2014, the Construction Manager ceased construction and on September 23, 2014, purported to terminate the construction contract. The Company and the Construction Manager have each filed lawsuits relating primarily to the project’s delays and associated additional completion costs. During the three months ended December 31, 2014, the Company completed its evaluation of various scenarios to complete 461 Dean Street and in November 2014, terminated the construction contract for cause and purchased the Construction Manager’s entire 50% ownership interest in the factory used to construct the modular units. In December 2014, the Company engaged a new construction manager to oversee the construction of 461 Dean Street and began preparations to recommence construction of modular units. Based on current information available, including the Company’s decision to complete 461 Dean Street using modular units and to purchase the modular factory, the Company updated its impairment calculation. As a result, the Company’s estimated undiscounted cash flows no longer exceed the carrying value of the asset, requiring the Company to adjust the carrying value to its estimated fair value as of December 31, 2014. As such, the Company recorded an impairment charge during the year ended December 31, 2014.
Impairment of Unconsolidated Entities
The following table summarizes the Company’s impairment of unconsolidated entities:

		Years Ended December 31,
		2016	2015	2014
		(in thousands)
Pacific Park Brooklyn	Brooklyn, New York	$299,300	$—	$—
Federally assisted housing apartment communities	Various	—	10,295	—
Other		7,100	3,549	3,124
		$306,400	$13,844	$3,124
Pacific Park Brooklyn is a 22 acre mixed-use project in Brooklyn, New York. On June 30, 2014, the Company entered into a joint venture with Greenland Atlantic Yards, LLC, a subsidiary of Shanghai-based Greenland Holding Group Company Limited (“Greenland”) to develop the project. Under the joint venture, Greenland acquired 70% of the project and agreed to co-develop the project with the Company, along with sharing in the entire project costs going forward in proportion to ownership interests. The joint venture was formed to execute on the remaining development rights, including the infrastructure and vertical construction of the apartment units, but excluded Barclays Center and 461 Dean Street apartment community. Consistent with the approved master plan, the joint venture agreed to develop the remaining portion of Phase I and all of Phase II of the project, including the permanent rail yard. At the time of closing, the remaining portion of Phase I included seven buildings, totaling approximately 3.1 million square feet. Phase II consists of seven buildings totaling approximately 3.3 million square feet and further obligations to complete significant additional infrastructure improvements including a platform over the permanent rail yard.
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

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

During the three months ended September 30, 2016, it became evident the occupancy and rental rate declines in the Brooklyn market was determined not to be temporary as a result of an increased supply of new rental product amplified by the sun-setting and the uncertainty around the 421 A real estate tax abatement program. Over the last quarter, the condominium market in New York has also softened, causing the projected sale schedule for 550 Vanderbilt to be adjusted accordingly. Separately, the construction costs across the New York market continue to trend upward, resulting in increases in the estimated trade costs for certain infrastructure as well as vertical construction. In addition, the expiration of and the continued uncertainty related to the availability of the 421 A real estate tax abatement program puts further stress on anticipated returns. As a result, during the three months ended September 30, 2016, as part of the Company’s formal strategic plan update, a decision was made to revise the overall project schedule for Pacific Park Brooklyn. Accordingly, the Company updated the discounted cash flow model to reflect the updated timing of the project schedule as well as the revenue, expense and cost assumptions. Based on the above, the estimated fair value of the investment no longer exceeded the carrying value. As a result, the Company recorded an other-than-temporary impairment of $299,300,000 during the year ended December 31, 2016. The remaining basis in the investment (net of estimated future funding obligations) is not material.
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
Impairment - Fair Value Information
The following table presents quantitative information about the significant unobservable inputs used to determine the fair value of the impairment of real estate and unconsolidated investments for the years ended December 31, 2016, 2015 and 2014:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value	Valuation Technique	Unobservable Input	Range of Input Values
	(in thousands)
December 31, 2016
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

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

T. Gain on Change in Control of Interests
The following table summarizes the gain on change in control of interests:

		Years Ended December 31,
		2016	2015	2014
		(in thousands)
University Park at MIT	Cambridge, Massachusetts	$—	$463,643	$—
Apartment Communities:
Cherry Tree	Strongsville, Ohio	—	7,391	—
Chestnut Lake	Strongsville, Ohio	—	8,525	—
Stratford Crossing	Wadsworth, Ohio	—	8,125	—
Bayside Village	San Francisco, California	—	—	191,199
Boulevard Mall (Regional Mall)	Amherst, New York	—	—	36,702
Other		—	(1,405)	2,759
		$—	$486,279	$230,660
Apartment Communities
In April 2015, the Company acquired its partner’s 50% equity ownership interest in three operating apartment communities (Cherry Tree, Chestnut Lake and Stratford Crossing) in exchange for the Company’s 50% equity ownership in five operating apartment communities (Arbor Glen, Eaton Ridge, Newport Landing, Parkwood Village and Sutton Landing) in a non-cash transaction. Subsequent to the transaction, the Company owns 100% of the three retained operating apartment communities. See Note D – Investments in Unconsolidated Entities for detailed information on the net gain on disposition of interest in unconsolidated entities related to the five operating apartment communities exchanged.
University Park at MIT
In June 2015, the Company completed the share purchase and redemption agreement with its partner to acquire the partner’s 49% equity ownership interest in seven life science office properties and two parking facilities at University Park at MIT, a mixed-use life science office campus in Cambridge, Massachusetts (“MIT Assets”). The Company used $386,156,000 of the net proceeds from the May 2015 equity offering to finance this acquisition. See Note M – Capital Stock for information on the equity offering.
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

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Bayside Village
In December 2014, the Company and its existing partner which owns Bayside Village entered into an amendment to its partnership agreement whereby the rights to manage and control the day-to-day activities were transferred to the Company. The amendment was done to accommodate the request of the Company’s current partner, who was in the process of donating its entire ownership interest to an unrelated third party passive investor. Prior to this agreement, the Company owned 50% and had accounted for the property under the equity method of accounting, as the Company’s partner managed the operations of the property and there was joint control of the key decisions. The property is adequately capitalized and does not contain the characteristics of a VIE. Based on the lack of substantive participating rights held by the new outside partner, the Company concluded it appropriate to fully consolidate the entity. The Company remeasured its equity interest in the property, as required by the accounting guidance, at fair value (based upon the income approach using current rents and market discount rates) and recorded a gain on change in control of interests of $191,199,000 during the year ended December 31, 2014. The consolidation resulted in increases to the December 31, 2014 Consolidated Balance Sheet of $436,700,000 to real estate, net, $44,300,000 to investments in and advances to unconsolidated entities, $5,300,000 to other assets, $126,900,000 to mortgage debt and notes payable, nonrecourse and $168,252,000 to noncontrolling interest.
Boulevard Mall
In December 2014, the Company acquired its partner’s 50% equity ownership interest in Boulevard Mall for $9,000,000. Prior to the acquisition, the Company owned 50% and had accounted for the property under the equity method of accounting. The Company now owns 100% of the property and has concluded it appropriate to consolidate the asset. The Company remeasured its equity interest in the property, as required by the accounting guidance, at fair value (based upon the income approach using current rents and market discount rates) and recorded a gain on change in control of interests of $36,702,000 during the year ended December 31, 2014. The consolidation resulted in increases to the Consolidated Balance Sheet of $106,300,000 to real estate, net, $26,200,000 to investments in and advances to unconsolidated entities, $17,000,000 to other assets and $100,800,000 to mortgage debt and notes payable, nonrecourse.

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Pro Forma Information
The following unaudited supplemental pro forma operating data is presented for the years ended December 31, 2015 and 2014, as if the step acquisition related to the MIT Assets was effective on January 1, 2014 and the step acquisitions related to Bayside Village and Boulevard Mall were effective February 1, 2013. The gain on change in control of interests related to this acquisition was adjusted to the assumed acquisition date. The unaudited supplemental pro forma operating data is not necessarily indicative of what the Company’s actual results of operations would have been assuming the transactions had been effective as set forth above, nor do they purport to represent the Company’s results of operations for future periods. The qualitative and quantitative effect to the pro forma operating data related to the remaining acquisitions described in the table above was not material.

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

U. Loss on Extinguishment of Debt
For the years ended December 31, 2016, 2015 and 2014, the Company recorded $(32,960,000), $(65,086,000) and $(1,179,000), respectively, as loss on extinguishment of debt.
The loss on extinguishment of debt recorded for 2016 primarily relates to the January and March 2016 separate, privately negotiated exchange transactions involving a portion of the Company’s 2016, 2018 and 2020 Senior Notes. The loss on extinguishment of debt recorded for 2015 primarily relates to the February, March and July 2015 separate, privately negotiated exchange transactions involving a portion of the Company’s 2016, 2018 and 2020 Senior Notes. See Note I – Convertible Senior Debt, Net for detailed information on the non-tax deductible loss on extinguishment of debt.

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

V. Income Taxes
The Company has filed for the prior taxable years a consolidated United States federal income tax return, which includes all of its wholly owned subsidiaries. For its taxable year ended December 31, 2016, the Company intends to file as a REIT, which it will accomplish by filing the 2016 Form 1120-REIT with the Internal Revenue Service on or before October 15, 2017. The Company’s TRSs will file as C corporations. The Company also files individual separate income tax returns in various states. During 2015, the Company completed the necessary preparatory work, receipt of necessary third party consents and necessary approvals, including shareholder approvals, such that the Company believes it has been organized and operates in a manner that enables it to qualify, and intends to operate in a manner that will allow it to continue to qualify, as a REIT for federal income tax purposes. As a result, the income tax provision for the year ended December 31, 2015 includes a $588,607,000 deferred tax benefit from de-recognizing the deferred tax assets and liabilities associated with the entities included in the REIT and adjusting the valuation allowance to the reserve required on the TRS deferred tax assets.
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
The following table reconciles REIT earnings (loss), before income taxes to the Company’s REIT taxable earnings:

Year Ended
December 31, 2016
(in thousands)
Loss before income taxes	$(454,173)
Net gain on disposition of full or partial interest in development projects	136,687
Net gain on disposition of full or partial interest in rental properties	172,497
Less: Noncontrolling interests	(6,078)
Net loss before income taxes	(151,067)
Less: TRS loss	(117,074)
Less: SubREITs loss	(3,072)
Less: Stand-alone TRSs & other earnings (loss)	(789)
REIT loss before income taxes	$(30,132)

Book to Tax Adjustments:
Costs on land and rental properties under development expensed for tax purposes	(5,286)
Impairment of real estate and land held for divestiture	160,595
Book gain on sales (in excess of) less than tax gain	(73,329)
Excess of tax over financial statement depreciation and amortization	77,725
Revenues and expenses recognized in different periods for tax and financial statement purposes	(28,882)
Other tax adjustments	4,540
Stock based compensation - compensation and depreciation limitations	20,122
Stock option exercises	(23,958)
Conversion/exchange of senior debt	26,895
Tax deductible restricted stock dividend	(592)
REIT taxable earnings	$127,698

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The following table summarizes the income tax expense (benefit) related to continuing operations before gains (loss) on disposal of real estate:

	Years Ended December 31,
	2016	2015	2014
	(in thousands)
Current
Federal	$335	$1,626	$4,830
State	2,905	513	7,608
	3,240	2,139	12,438
Deferred
Federal	(310)	(480,025)	(33,719)
State	803	(103,892)	6,954
	493	(583,917)	(26,765)
Total income tax expense (benefit)	$3,733	$(581,778)	$(14,327)
The effective tax rate for income taxes from continuing operations varies from the federal statutory rate of 35% due to the following items:

	Years Ended December 31,
	2016	2015	2014
	(dollars in thousands)
Loss before income taxes and earnings from unconsolidated entities	$(190,640)	$(66,797)	$(113,469)
Equity in earnings of unconsolidated entities, net of impairment	(263,533)	28,762	90,089
Net gain (loss) on disposition of full or partial interest in development projects	136,687	—	(20,298)
Net gain on disposition of full or partial interest in rental properties	172,497	1,746	30,281
Less: Noncontrolling interests	(6,078)	(13,258)	(3,620)
Loss from continuing operations, including noncontrolling interest, before income taxes	(151,067)	(49,547)	(17,017)
Less: REIT loss	(30,132)	—	—
Less: SubREIT, Stand-alone TRS and other earnings (loss)	(3,861)	—	—
TRS loss from continuing operations, including noncontrolling interest, before income taxes	(117,074)	(49,547)	(17,017)
Income taxes computed at the statutory rate	(40,976)	(17,341)	(5,956)
Increase (decrease) in tax resulting from:
State taxes, net of federal benefit	(18,492)	2,207	8,643
State net operating loss, net of federal benefit	(7,586)	1,544	(3,899)
General business credits	121	(307)	(15,099)
Valuation allowance	127,726	(912)	5,658
Charitable contributions	151	1,127	2,135
Permanent adjustments	(1,520)	668	(859)
Conversion/Exchange of senior debt	—	20,501	—
Deferred tax adjustment due to REIT conversion	—	(688,233)	—
Valuation allowance adjustment due to REIT conversion	—	99,626	—
Other items	(5,704)	21	222
Total income tax expense (benefit)	$53,720	$(581,099)	$(9,155)
Effective tax rate	(45.89)%	1,172.82%	53.80%
The components of the deferred income tax expense (benefit) for continuing operations are as follows:
Excess of tax over financial statement depreciation and amortization	$2,509	$2,097	$11,587
Costs on land and rental properties under development expensed for tax purposes	211	13,520	2,919
Revenues and expenses recognized in different periods for tax and financial statement purposes	112,205	174,072	119,548
Difference between tax and financial statements related to unconsolidated entities	(104,950)	(24,474)	2,673
Impairment of real estate and land held for divestiture	(1,165)	(158,002)	(96,892)
Deferred state taxes, net of federal benefit	(25,677)	2,893	1,090
Utilization of (addition to) tax loss carryforward excluding effect of stock options	(55,231)	(8,566)	(54,272)
Valuation allowance	127,726	(912)	5,658
General business credits	121	(307)	(15,099)
Deferred tax adjustment due to REIT conversion	—	(688,233)	—
Valuation allowance adjustment due to REIT conversion	—	99,626	—
Alternative Minimum Tax credits	(1,857)	—	1,118
Deferred income tax expense (benefit)	$53,892	$(588,286)	$(21,670)

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The following table summarizes the components of the deferred income tax asset/(liability):

	Temporary Differences		Deferred Tax
	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015
	(in thousands)
Depreciation	$(10,319)	$(123,253)	$(4,257)	$(49,727)
Capitalized costs	237,299	390,089	97,886	158,668
Tax loss carryforward	204,752	46,950	71,663	16,432
State loss carryforward, net of federal benefit	—	—	12,717	5,130
Valuation allowance	—	—	(280,175)	(152,449)
Federal tax credits and other carryforwards	—	—	2,632	446
Basis in unconsolidated entities	301,850	34,151	124,513	13,707
Other	(67,564)	218,435	(24,979)	91,438
Total	$666,018	$566,372	$—	$83,645
Income taxes paid were $2,795,000, $6,936,000 and $6,469,000 for the years ended December 31, 2016, 2015 and 2014, respectively. At December 31, 2016, the TRS had a federal net operating loss carryforward of $204,753,000 available to use on its tax return expiring in the years ending December 31, 2029 through 2036, a charitable contribution deduction carryforward of $1,940,000 expiring in the years ending December 31, 2017 through 2021 and general business credit carryovers of $4,000 expiring in the years ending December 31, 2026 through 2036. At December 31, 2016, the Company had a federal net operating loss carryforward of $180,698,000 available to use on its REIT tax return expiring in the years ending December 31, 2029 through 2036.
The Company’s policy is to consider a variety of tax-deferral strategies, including tax deferred exchanges, when evaluating its future tax position. At December 31, 2015, the Company had a full valuation allowance against the deferred tax assets associated with the TRS, with the exception of anticipated 2016 losses on sales of assets owned in the TRS that are expected to be offset by the 2016 gains on sales of our interests in entities that develop and manage Military Housing and our equity interests in Barclays Center and the Nets, which were owned by the TRS. The 2015 deferred tax asset was reversed in 2016 when the sales of these assets were completed. The valuation allowance exists because management believes it is more likely than not the Company will not realize these benefits.

	December 31, 2016	December 31, 2015
	(in thousands)
Deferred tax liabilities	$182,804	$334,423
Deferred tax assets	462,979	570,517
Less: valuation allowance	(280,175)	(152,449)
	182,804	418,068
Net deferred tax asset	$—	$83,645
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
As of December 31, 2016 and 2015, the Company had unrecognized tax benefits of $187,000 and $478,000, respectively. The Company recognizes estimated interest payable on underpayments of income taxes and estimated penalties as components of income tax expense. As of December 31, 2016 and 2015, the Company had approximately $103,000 and $172,000, respectively, of accrued interest and penalties related to uncertain income tax positions. The Company recorded income tax expense (benefit) relating to interest and penalties on uncertain tax positions of $(69,000), $(68,000) and $(59,000) for the years ended December 31, 2016, 2015 and 2014, respectively.
The Company files a consolidated United States federal income tax return. Where applicable, the Company files combined income tax returns in various states and it files individual separate income tax returns in other states. The Company’s federal consolidated income tax returns for the year ended December 31, 2013 and subsequent years are subject to examination by the IRS. Certain of the Company’s state returns for the years ended January 31, 2003 through January 31, 2013 and all state returns for the year ended December 31, 2013 and subsequent years are subject to examination by various taxing authorities.

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

A reconciliation of the total amounts of the Company’s unrecognized tax benefits, exclusive of interest and penalties, is depicted in the following table:

	Unrecognized Tax Benefit
	December 31, 2016	December 31, 2015
	(in thousands)
Beginning balance, January 1, 2016 and 2015	$478	$804
Settlements	—	(252)
Lapse of statutes of limitation	(291)	(74)
Unrecognized tax benefits balance at December 31, 2016 and 2015	$187	$478
The total amount of unrecognized tax benefits that would affect the Company’s effective tax rate, if recognized as of December 31, 2016 and 2015, is $122,000 and $311,000, respectively. Based upon the Company’s assessment of the outcome of examinations that are in progress, the settlement of liabilities, or as a result of the expiration of the statutes of limitation for certain jurisdictions, it is reasonably possible the related unrecognized tax benefits for tax positions taken regarding previously filed tax returns will change from those recorded at December 31, 2016. Due to the reasons above, the entire $187,000 of unrecognized benefits could decrease during the next twelve months.

W. Net Gain (Loss) on Disposition of Full or Partial Interest in Development Projects, Net of Tax
In January 2016, the Company completed the sale of 625 Fulton Avenue, a development site in Brooklyn, New York. The transaction resulted in net cash proceeds of $151,776,000. The Company recorded a net pre-tax gain on disposition of full interest in development projects of $136,687,000 during the year ended December 31, 2016.
In June 2014, the Company entered into a joint venture with Greenland to develop Pacific Park Brooklyn. Under the joint venture, Greenland acquired 70% of the project and agreed to co-develop the project with the Company, along with sharing in the entire project costs in proportion to ownership interests. For its 70% equity interest, Greenland invested cash and assumed 70% of the nonrecourse mortgage debt on the project. The transaction resulted in net cash proceeds of $208,275,000, net of transaction costs, and a net pre-tax loss on disposition of partial interest in development projects of $20,298,000 ($16,919,000, net of noncontrolling interests) during the year ended December 31, 2014. The loss was primarily due to estimated costs required to complete the Company’s obligations prior to closing were higher than those originally estimated. The original estimate as of December 31, 2013 was based on the most current available information.

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

X. Net Gain on Disposition of Full or Partial Interest in Rental Properties, Net of Tax
The following table summarizes the net gain (loss) on disposition of full or partial interest in rental properties, net of tax:

		Years Ended December 31,
		2016	2015	2014
		(in thousands)
Military Housing	Various	$141,675	$—	$—
Office Buildings:
Terminal Tower	Cleveland, Ohio	14,391	—	—
Aperture Center	Albuquerque, New Mexico	(171)	—	—
Skylight Office Tower	Cleveland, Ohio	—	1,746	—
Halle Building	Cleveland, Ohio	—	—	7,881
Stapleton - 3055 Roslyn	Denver, Colorado	—	—	(146)
Avenue at Tower City Center (Specialty Retail Center) & Tower City Parking	Cleveland, Ohio	14,207	—	—
Grand Lowry Lofts (Apartment Community)	Denver, Colorado	2,333	—	—
QIC Joint Venture	Various	21	—	—
Johns Hopkins Parking Garage	Baltimore, Maryland	(623)	—	—
Forest Trace (Supported Living Apartments)	Lauderhill, Florida	—	—	23,013
Other		664	—	(467)
		172,497	1,746	30,281
Income tax effect		(51,213)	(679)	(11,733)
		$121,284	$1,067	$18,548
The 2016 income tax effect on the net gain on disposition of full or partial interest in rental properties, net of tax primarily relates to the deferred taxes recognized upon the partial disposition of Westchester’s Ridge Hill, a formerly wholly owned regional mall in Yonkers, New York, and the disposal of military housing entities, as these assets were held by our TRS and remained subject to federal income tax.
Military Housing
During the year ended December 31, 2016, the Company completed the sale of its interests in entities that develop and manage military family housing. The sale generated net cash proceeds of $208,305,000. These entities were primarily service providers generating fee revenue. The primary assets acquired by the buyer were intangible assets of approximately $29,000,000 and investments in unconsolidated entities, net, of approximately $14,600,000.
Terminal Tower
During the year ended December 31, 2016, the Company completed the sale of Terminal Tower, an office building in Cleveland, Ohio. The Company’s corporate headquarters is located in the Terminal Tower and the Company has evaluated options and will relocate its headquarters in downtown Cleveland, Ohio. In connection with the sale, the Company entered into an 18 month lease agreement, (minimum initial term) with various options to extend up to 48 months, to provide the Company the necessary time to evaluate and relocate its corporate headquarters. While the Company transferred all risks and rewards of ownership of the property to the buyer, the Company’s expected estimated lease term resulted in more than a minor, but less than substantially all of the use of the asset through the leaseback transaction. As a result, the Company deferred $7,917,000 of the gain which will be amortized as an offset to rent expense over the lease term, and recorded a net gain on disposition of $14,391,000 during the year ended December 31, 2016. The sale generated net cash proceeds of $38,027,000.
QIC Joint Venture
Westchester’s Ridge Hill
During the year ended December 31, 2016, the Company entered into a joint venture agreement with outside partners, affiliated entities of QIC, one of the largest institutional investment managers in Australia. The outside partner invested in and received 51% of our equity interests in Westchester’s Ridge Hill. The Company received net cash proceeds of $75,448,000 along with the buyer assuming debt of $169,369,000, representing 51% of the nonrecourse mortgage debt of the property. Based on the amount of cash received, the outside partner’s minimum initial investment requirement was met and the transaction qualified for full gain recognition related to the partial sale. The property is adequately capitalized and does not contain the characteristics of a VIE. Based on the substantive participating rights in all significant decision making areas held by the outside partner with regards to the joint venture, the Company concluded it appropriate to deconsolidate the entity and account for it under the equity method of accounting.

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Ballston Quarter
During the year ended December 31, 2016, the Company formed and entered into a new joint venture with outside partners, affiliated entities of QIC. The Company contributed its equity interest in Ballston Quarter, a formerly wholly owned regional mall in Arlington, Virginia, and certain residential development rights to the new joint venture. The outside partner invested $36,269,000 of cash directly into the new joint venture and assumed debt of $20,825,000, representing 49% of the nonrecourse mortgage debt of the property. The transaction does not meet the requirements to be recognized as a sale for accounting purposes as the Company formed and entered into a new joint venture and has a commitment to re-invest its entire cash proceeds received from the sale as a part of a major redevelopment plan of the asset. Upon closing, the entity was deemed to have insufficient equity and was assessed for consolidation purposes using the VIE model. Based on this and the substantive participating rights in all significant decision making areas of the outside partner, the Company concluded it appropriate to deconsolidate the entity and account for its interest under the equity method of accounting at historical cost.
Shops at Wiregrass
During the year ended December 31, 2016, the Company entered into a new joint venture agreement with outside partners, affiliated entities of QIC. The outside partner invested in and received 49% of our equity interests in Shops at Wiregrass, a formerly wholly owned regional mall in Tampa, Florida and a development opportunity adjacent to the Shops at Wiregrass. The Company received net cash proceeds of $24,906,000 along with the buyer assuming debt of $40,497,000, representing 49% of the nonrecourse mortgage debt of the property. Based on the amount of cash received, the outside partner’s minimum initial investment requirement was met and the transaction qualified for full gain recognition related to the partial sale. The property includes a development opportunity that is deemed to have insufficient equity and was assessed for consolidation purposes using the VIE model. Based on this and the substantive participating rights in all significant decision making areas held by the outside partner with regards to the joint venture, the Company concluded it appropriate to deconsolidate the entity and account for it under the equity method of accounting.
Johns Hopkins Parking Garage
During the year ended December 31, 2016, the Company sold the top five floors of the Johns Hopkins Parking Garage located in Baltimore, Maryland which generated $11,186,000 in cash proceeds.

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Y. Assets and Liabilities Held for Sale and Discontinued Operations
On January 29, 2016, the Company completed the sale of its 55% ownership interest in the Arena and 20% equity method ownership interest in the Nets, (collectively, the “Disposal Group”). The sales price for our equity interest in Barclays Center was $162,600,000, generating net cash proceeds of $60,924,000 and a note receivable of $92,600,000, which bears interest at 4.50% per annum payable semi-annually and matures in 2019. In addition, the buyer assumed the gross debt that amounted to $457,745,000. The sales price for our equity interest in the Nets was $125,100,000 payable entirely in the form of a note receivable, which bears interest at 4.50% per annum payable at maturity and matures in 2021.
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
The following table summarizes the components of the assets and liabilities classified as held for sale:

December 31, 2015
(in thousands)
Assets
Real Estate
Completed rental properties - Arena	$951,070
Project under development - Land	9,265
Less accumulated depreciation	(109,462)
Real Estate, net	850,873
Cash and equivalents	28,043
Restricted cash	10,127
Notes and accounts receivable, net	20,021
Other assets	17,323
Total Assets	$926,387
Liabilities
Nonrecourse mortgage debt and notes payable, net	$439,405
Accounts payable, accrued expenses and other liabilities	99,520
Cash distributions and losses in excess of investments in unconsolidated entities	13,682
Total Liabilities	$552,607
The following table summarizes the rental properties included in discontinued operations:

Property/Asset	Location	Square Feet/ Number of Units (Unaudited)	Period Disposed	Year Ended 12/31/16	Year Ended 12/31/15	Year Ended 12/31/14
Barclays Center Arena and The Nets	Brooklyn, New York		Q1-2016	Yes	Yes	Yes
Retail:
Promenade Bolingbrook	Bolingbrook, Illinois	771,000 square feet	Q2-2014	—	—	Yes
Quartermaster Plaza	Philadelphia, Pennsylvania	456,000 square feet	Q1-2014	—	—	Yes
Office:
Mesa del Sol - 5600 University SE	Albuquerque, New Mexico	87,000 square feet	Q1-2014	—	—	Yes

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The following table summarizes the operating results related to discontinued operations:

	Years Ended December 31,
	2016	2015	2014
	(in thousands)
Revenues	$14,792	$138,154	$123,729
Expenses
Operating expenses	12,540	97,021	79,122
Depreciation and amortization	23	34,554	35,286
	12,563	131,575	114,408

Interest expense	(3,540)	(40,125)	(45,767)
Amortization of mortgage procurement costs	(61)	(664)	(762)
Loss on extinguishment of debt	—	—	(448)
Loss before income taxes and loss from unconsolidated entities	(1,372)	(34,210)	(37,656)
Loss from unconsolidated entities	(1,400)	(40,760)	(3,181)
Loss before income taxes	(2,772)	(74,970)	(40,837)
Income tax expense (benefit)	(824)	(22,498)	(9,203)
Loss before gain on disposal group	(1,948)	(52,472)	(31,634)
Gain on disposition of disposal group, net of tax	49,353	—	14,856
Earnings (loss) from discontinued operations	47,405	(52,472)	(16,778)
Noncontrolling interests
Gain on disposition of rental properties	—	—	58
Operating loss from disposal group and rental properties	(776)	(16,962)	(17,103)
	(776)	(16,962)	(17,045)
Earnings (loss) from discontinued operations attributable to Forest City Realty Trust, Inc.	$48,181	$(35,510)	$267
The following table summarizes the pre-tax gain (loss) on disposition of the Disposal Group and rental properties:

	Years Ended December 31,
	2016	2015	2014
	(in thousands)
The Nets	$136,247	$—	$—
Barclays Center	(56,481)	—	—
Quartermaster Plaza (Specialty Retail Center)	—	—	26,373
Promenade Bolingbrook (Regional Mall)	—	—	1,276
Other	—	—	451
	79,766	—	28,100
Income tax effect (1)	(30,413)	—	(13,244)
	$49,353	$—	$14,856

(1)
For the year ended December 31, 2016, primarily represents non-cash deferred taxes recognized upon the reversal of the deferred tax asset used to offset the taxable gain on the sales of assets held by the TRS.

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Z. Earnings Per Share
The loss from continuing operations attributable to Forest City Realty Trust, Inc. for the years ended December 31, 2016 and 2014 was allocated solely to holders of common stock as the participating security holders do not share in the losses.
The reconciliation of the basic and diluted EPS computations is shown in the following table:

	Years Ended December 31,
	2016	2015	2014
Numerators (in thousands)
Earnings (loss) from continuing operations attributable to Forest City Realty Trust, Inc.	$(206,583)	$531,552	$(7,862)
Undistributed earnings allocated to participating securities	—	(10,410)	—
Earnings (loss) from continuing operations attributable to common shareholders - Basic	$(206,583)	$521,142	$(7,862)
Interest on convertible debt	—	6,606	—
Earnings (loss) from continuing operations attributable to common shareholders - Diluted	$(206,583)	$527,748	$(7,862)
Net earnings (loss) attributable to Forest City Realty Trust, Inc.	$(158,402)	$496,042	$(7,595)
Undistributed earnings allocated to participating securities	—	(9,715)	—
Net earnings (loss) attributable to common shareholders - Basic	$(158,402)	$486,327	$(7,595)
Interest on convertible debt	—	6,606	—
Net earnings (loss) attributable to common shareholders - Diluted	$(158,402)	$492,933	$(7,595)
Denominators
Weighted average shares outstanding - Basic	258,509,970	237,559,598	198,480,783
Effect of stock options and performance shares	—	1,342,524	—
Effect of convertible debt	—	11,946,164	—
Weighted average shares outstanding - Diluted (1)	258,509,970	250,848,286	198,480,783
Earnings Per Share
Earnings (loss) from continuing operations attributable to common shareholders - Basic	$(0.80)	$2.19	$(0.04)
Earnings (loss) from continuing operations attributable to common shareholders - Diluted	$(0.80)	$2.10	$(0.04)
Net earnings (loss) attributable to common shareholders - Basic	$(0.61)	$2.05	$(0.04)
Net earnings (loss) attributable to common shareholders - Diluted	$(0.61)	$1.97	$(0.04)

(1)
Incremental shares from dilutive options, restricted stock, performance shares and convertible securities aggregating 9,528,889 and 37,146,769 for the years ended December 31, 2016 and 2014, respectively, were not included in the computation of diluted EPS because their effect is anti-dilutive due to loss from continuing operations. Incremental shares from restricted stock and convertible securities aggregating 9,706,419 for the year ended December 31, 2015 were not included in the computation of diluted EPS because their effect is anti-dilutive. Weighted-average options, restricted stock and performance shares of 2,706,145, 2,392,982 and 3,483,885 for the years ended December 31, 2016, 2015 and 2014, respectively, were not included in the computation of diluted EPS because their effect is anti-dilutive under the treasury stock method.

AA. Segment Information
The Company recently completed an internal reorganization and began presenting reportable segments based on this new structure for the reporting period ended September 30, 2016. The new structure is organized around the Company’s real estate operations, real estate development and corporate support service functions. Prior periods have been recast to conform to the current period’s reportable segment presentation.
Real Estate Operations represents the performance of the Company’s core rental real estate portfolio and is comprised of the following reportable operating segments:

•	Office - owns, acquires and operates office and life science buildings.

•	Retail - owns, acquires and operates regional malls, specialty/urban retail centers and amenity retail within our mixed-use projects.

•	Apartments - owns, acquires and operates rental properties, including upscale and middle-market apartments, adaptive re-use developments and subsidized senior housing.
The remaining reportable operating segments consist of the following:

•
Development represents the development and construction of office and life science buildings, regional malls, specialty/urban retail centers, amenity retail, apartments, condominiums and mixed-use projects. Included in the Development segment are recently opened operating properties prior to stabilization. Development also includes the horizontal development and sale of land to residential, commercial and industrial customers primarily at its Stapleton project in Denver, Colorado.

•	Corporate is comprised of departments providing executive oversight to the entire company and various support services for Operations, Development and Corporate employees.

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

•
Other represents the operations of several non-core investments, including the Barclays Center, a sports and entertainment arena located in Brooklyn, New York (“Arena”) (sold in January 2016), the Company’s equity method investment in the Brooklyn Nets (the “Nets”) (sold in January 2016), and military housing operations (sold in February 2016).

Segment Transfers
The Development segment includes projects in development, projects under construction along with recently opened operating properties prior to stabilization. Projects will be reported in their applicable operating segment (Office, Retail or Apartments) beginning on January 1 of the year following stabilization. Therefore, the Development segment will continue to report results from recently opened properties until the year-end following initial stabilization. The Company generally defines stabilized properties as achieving 92% or greater occupancy or having been open and operating for one or two years, depending on the size of the project.

The following tables summarize financial data for the Company’s reportable operating segments. All amounts are presented in thousands.

	December 31, 2016	December 31, 2015
	Identifiable Assets
Office	$3,192,840	$3,409,589
Retail	521,015	1,220,556
Apartments	2,406,768	2,286,121
Total Operations	6,120,623	6,916,266
Development	1,799,138	1,792,143
Corporate	308,836	207,249
Other	—	1,007,492
	$8,228,597	$9,923,150

	Years Ended December 31,			Years Ended December 31,
	2016	2015	2014	2016	2015	2014
	Revenues			Operating Expenses
Office	$463,855	$425,052	$372,399	$185,983	$182,677	$171,610
Retail	79,660	138,955	126,595	52,127	90,489	84,752
Apartments	291,615	267,633	211,814	137,313	142,926	131,057
Total Operations	835,130	831,640	710,808	375,423	416,092	387,419
Development	90,835	114,722	106,582	81,032	101,031	104,881
Corporate	—	—	—	94,391	100,099	54,416
Other	3,518	31,869	31,967	2,730	8,130	11,481
	$929,483	$978,231	$849,357	$553,576	$625,352	$558,197

	Depreciation and Amortization			Capital Expenditures
Office	$134,323	$109,176	$76,739	$40,066	$56,354	$26,668
Retail	20,662	51,326	44,772	9,885	9,999	11,255
Apartments	77,556	78,593	59,408	19,383	27,722	23,169
Total Operations	232,541	239,095	180,919	69,334	94,075	61,092
Development	16,902	10,481	11,418	507,123	442,289	327,802
Corporate	1,279	2,582	2,898	99	205	15
Other	126	767	932	—	—	—
	$250,848	$252,925	$196,167	$576,556	$536,569	$388,909

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The Company uses Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") to report its operating results by segment. Adjusted EBITDA, a non-GAAP measure, is defined as net earnings excluding the following items at the Company's ownership: i) non-cash charges for depreciation and amortization; ii) interest expense; iii) amortization of mortgage procurement costs; iv) income taxes; v) impairment of real estate; vi) gains or losses from extinguishment of debt; vii) gain (loss) on full or partial disposition of rental properties, development projects and other investments; viii) gains or losses on change in control of interests; ix) other transactional items, including organizational transformation and termination benefits; and x) the Nets pre-tax EBITDA.
The Company believes that Adjusted EBITDA is an appropriate measure to assess operating performance by segment as it represents ongoing key operating components of each segment without regard to how the business is financed. The Company’s Chief Executive Officer, the chief operating decision maker, uses Adjusted EBITDA, as presented, to assess performance of the Company’s real estate assets by reportable operating segment because it provides information on the financial performance of the core real estate portfolio operations, development, corporate general and administrative expenses and interest and other income derived from the Company's investments. Adjusted EBITDA measures the profitability of each real estate segment in operations based on the process of collecting rent and paying operating expenses and represents the equivalent of Net Operating Income (“NOI”), as all property level interest expense is reported in the Corporate segment. NOI by operating segment is discussed in the Net Operating Income section of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) of this Form 10-K. For the development segment, adjusted EBITDA measures the profitability of our land development sales activity and any recently opened unstabilized properties, offset by development expenses that do not qualify for capitalization. Interest expense is monitored and evaluated by the chief operating decision maker on an overall company-wide basis and is not a factor in evaluating individual segment performance.
The reconciliations of net earnings (loss) to Adjusted EBITDA by segment are shown in the following tables. All amounts are presented in thousands.

Year Ended December 31, 2016	Office	Retail	Apartments	Total Operations	Development	Corporate	Other	Total
Net earnings (loss) attributable to Forest City Realty Trust, Inc.	$138,282	$(15,813)	$102,249	$224,718	$(182,716)	$(422,592)	$222,188	$(158,402)
Depreciation and amortization	134,511	78,818	94,622	307,951	12,182	1,279	302	321,714
Interest expense	—	—	—	—	—	221,812	—	221,812
Amortization of mortgage procurement costs	—	—	—	—	—	8,680	—	8,680
Income tax expense	—	—	—	—	—	85,105	—	85,105
Interest rate swap breakage fee	—	—	—	—	—	24,635	—	24,635
Impairment of consolidated real estate	19,700	133,795	2,100	155,595	1,230	—	—	156,825
Impairment of unconsolidated real estate	—	—	—	—	306,400	—	—	306,400
Loss on extinguishment of debt	—	—	—	—	—	33,863	—	33,863
Net (gain) loss on disposition of full or partial interest in development project	—	—	—	—	(136,687)	—	—	(136,687)
Net (gain) loss on disposition of full or partial interests in rental properties	(13,782)	(15,216)	(2,333)	(31,331)	324	—	(141,675)	(172,682)
Gain on disposition of unconsolidated entities	—	(12,613)	—	(12,613)	(553)	—	—	(13,166)
Organizational transformation and termination benefits	—	—	—	—	—	31,708	—	31,708
Discontinued operations:
Depreciation and Amortization - Real Estate	—	—	—	—	—	—	35	35
Loss on disposition of rental properties	—	—	—	—	—	—	56,481	56,481
Net gain on disposition of partial interest in other investment - Nets	—	—	—	—	—	—	(136,247)	(136,247)
Nets pre-tax EBITDA	—	—	—	—	—	—	1,400	1,400
Adjusted EBITDA Attributable to Forest City Realty Trust, Inc.	$278,711	$168,971	$196,638	$644,320	$180	$(15,510)	$2,484	$631,474

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Year Ended December 31, 2015	Office	Retail	Apartments	Total Operations	Development	Corporate	Other	Total
Net earnings (loss) attributable to Forest City Realty Trust, Inc.	$576,328	$(321,052)	$82,944	$338,220	$(26,107)	$198,327	$(14,398)	$496,042
Depreciation and Amortization	112,825	99,886	91,378	304,089	12,733	2,582	2,797	322,201
Interest Expense	—	—	—	—	—	264,299	—	264,299
Amortization of mortgage procurement costs	—	—	—	—	—	10,600	—	10,600
Income tax expense	—	—	—	—	—	(603,597)	—	(603,597)
Impairment of consolidated real estate	28,146	398,558	8,423	435,127	16,307	—	—	451,434
Impairment of unconsolidated real estate	—	—	12,460	12,460	1,384	—	—	13,844
Loss on extinguishment of debt	—	—	—	—	—	65,103	—	65,103
Net (gain) loss on disposition of full or partial interests in rental properties	(1,746)	—	—	(1,746)	—	—	—	(1,746)
Gain on disposition of unconsolidated entities	(1,009)	—	(19,284)	(20,293)	—	—	—	(20,293)
(Gain) loss on change in control of interests	(463,643)	—	(24,041)	(487,684)	1,405	—	—	(486,279)
Organizational transformation and termination benefits	—	—	—	—	—	48,125	—	48,125
Discontinued operations:
Depreciation and Amortization	—	—	—	—	—	—	20,104	20,104
Nets pre-tax EBITDA	—	—	—	—	—	—	40,760	40,760
Adjusted EBITDA Attributable to Forest City Realty Trust, Inc.	$250,901	$177,392	$151,880	$580,173	$5,722	$(14,561)	$49,263	$620,597
Year Ended December 31, 2014	Office	Retail	Apartments	Total Operations	Development	Corporate	Other	Total
Net earnings (loss) attributable to Forest City Realty Trust, Inc.	$92,044	$101,924	$317,044	$511,012	$(185,302)	$(351,998)	$18,693	(7,595)
Depreciation and Amortization	81,613	94,217	86,051	261,881	12,503	2,898	2,980	280,262
Interest Expense	—	—	—	—	—	323,369	—	323,369
Amortization of mortgage procurement costs	—	—	—	—	—	11,089	—	11,089
Income tax expense	—	—	—	—	—	(5,114)	—	(5,114)
Impairment of consolidated real estate	56,586	72,473	—	129,059	147,775	—	—	276,834
Impairment of unconsolidated real estate	—	—	—	—	3,124	—	—	3,124
Loss on extinguishment of debt	—	—	—	—	—	5,322	—	5,322
Net (gain) loss on disposition of full or partial interest in development project	—	—	—	—	16,919	—	—	16,919
Net (gain) loss on disposition of full or partial interests in rental properties	(7,708)	467	(23,013)	(30,254)	—	—	—	(30,254)
Gain on disposition of unconsolidated entities	(887)	(24,392)	(27,142)	(52,421)	—	—	—	(52,421)
Gain on change in control of interests	—	(36,702)	(193,958)	(230,660)	—	—	—	(230,660)
Organizational transformation and termination benefits	—	—	—	—	—	5,697	—	5,697
Discontinued operations:
Depreciation and Amortization	15	971	—	986	—	—	19,962	20,948
Gain on disposition of rental properties	(393)	(27,649)	—	(28,042)	—	—	—	(28,042)
Nets pre-tax EBITDA	—	—	—	—	—	—	3,181	3,181
Adjusted EBITDA Attributable to Forest City Realty Trust, Inc.	$221,270	$181,309	$158,982	$561,561	$(4,981)	$(8,737)	$44,816	$592,659

Forest City Realty Trust, Inc. and Subsidiaries
Quarterly Consolidated Financial Data (Unaudited)

Revenues and earnings (loss) before income taxes have been reclassified for consolidated operating properties disposed of and included in discontinued operations.

	Quarter Ended
	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
	(in thousands, except per share data)
Revenues	$239,727	$237,530	$225,963	$226,263
Earnings (loss) before income taxes	$1,307	$(443,121)	$29,174	$(41,533)
Net earnings (loss) attributable to common shareholders (1)	$1,825	$(430,861)	$26,599	$244,035
Basic net earnings (loss) attributable to common shareholders per common share (2)	$0.01	$(1.67)	$0.10	$0.93
Diluted net earnings (loss) attributable to common shareholders per common share (2)	$0.01	$(1.67)	$0.10	$0.92

	Quarter Ended
	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
	(in thousands, except per share data)
Revenues	$272,830	$264,420	$232,719	$208,262
Earnings (loss) before income taxes	$(51,660)	$(436,872)	$495,848	$(45,351)
Net earnings (loss) attributable to common shareholders (1)	$548,714	$(302,219)	$303,756	$(54,209)
Basic net earnings (loss) attributable to common shareholders per common share(2)	$2.10	$(1.18)	$1.27	$(0.27)
Diluted net earnings (loss) attributable to common shareholders per common share(2)	$2.00	$(1.18)	$1.18	$(0.27)

(1)
Primary driver of net earnings attributable to common shareholders for the quarter ended December 31, 2015 relates to the reversal of our net deferred tax liability related to our subsidiaries that will be held as qualified REIT investments. See Note V – Income Taxes in the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for additional information.

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

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
DISCLOSURE CONTROLS
The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or furnishes under the Securities Exchange Act of 1934 (“Securities Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this annual report, an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act, was carried out under the supervision and with the participation of the Company’s management, which includes the CEO and CFO. Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2016.
In connection with the rules, the Company continues to review and document its disclosure controls and procedures, including the Company’s internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and ensuring that the Company’s systems evolve with the business.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of, the President and CEO and CFO, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

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
Our management has used the framework set forth in the report entitled “Internal Control – Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013 to evaluate the effectiveness of our internal control over financial reporting. Based on our evaluation under the framework in “Internal Control – Integrated Framework,” our management has concluded that our internal control over financial reporting was effective as of December 31, 2016.
The effectiveness of our internal control over financial reporting as of December 31, 2016 has been audited by our independent registered public accounting firm, PricewaterhouseCoopers LLP, as stated in their report, which appears on page 90 of this Annual Report on Form 10-K.

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

Item 9B. Other Information
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

(a)
Information about our Directors will be contained in the “Election of Directors” section of the definitive proxy statement, to be filed in connection with the 2017 Annual Meeting of Shareholders, and is incorporated herein by reference.

(b)	Pursuant to General Instruction G of Form 10-K and Item 401(b) of Regulation S-K, information about Executive Officers of the Company is reported in Part I of this Form 10-K.

(c)
The disclosure of delinquent filers, if any, under Section 16(a) of the Securities Exchange Act of 1934 will be contained in the “Section 16(a) Beneficial Ownership Reporting/Compliance” section of the definitive proxy statement, to be filed in connection with the 2017 Annual Meeting of Shareholders, and is incorporated herein by reference.

The Company has a separately-designated standing audit committee. Information about the Company’s audit committee and the audit committee financial expert will be contained in the “Meetings and Committees of the Board of Directors” section of the definitive proxy statement, to be filed in connection with the 2017 Annual Meeting of Shareholders, and is incorporated herein by reference.
The Company’s Code of Legal and Ethical Conduct can be found on the Company’s website at www.forestcity.net under “Investors -Corporate Governance” and is also available in print, free of charge, to any shareholder upon written request addressed to Corporate Secretary, Forest City Realty Trust, Inc., Suite 1360, 50 Public Square, Cleveland, Ohio 44113. Additional information about the Company’s Code of Legal and Ethical Conduct will be contained in the “Corporate Governance” section of the definitive proxy statement, to be filed in connection with the 2017 Annual Meeting of Shareholders, and is incorporated herein by reference. The Company intends to disclose on its website any amendment to, or waiver of, any provision of this code applicable to its directors and executive officers that would otherwise be required to be disclosed under the rules of the SEC or New York Stock Exchange.

Item 11. Executive Compensation
The information required by this item will be contained in the “Director Compensation,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Discussion & Analysis,” “Potential Payments Upon Termination or Change of Control” and “Executive Compensation Tables” sections of the definitive proxy statement, to be filed in connection with the 2017 Annual Meeting of Shareholders, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item will be contained in the “Election of Directors,” “Principal Security Holders” and “Equity Compensation Plan Information” sections of the definitive proxy statement, to be filed in connection with the 2017 Annual Meeting of Shareholders, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item will be contained in the “Corporate Governance – Independence Determinations” and “Certain Relationships and Related Transactions” sections of the definitive proxy statement, to be filed in connection with the 2017 Annual Meeting of Shareholders, and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services
The information required by this item will be contained in the “Independent Registered Public Accounting Firm Fees and Services” section of the definitive proxy statement, to be filed in connection with the 2017 Annual Meeting of Shareholders, and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statements Schedules

(a)	List of Documents filed as part of this report.

1.	Financial statements and supplementary data included in Part II, Item 8:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets – December 31, 2016 and 2015
Consolidated Statements of Operations for the years ended December 31, 2016, 2015 and 2014
Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2016, 2015 and 2014
Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2016, 2015 and 2014
Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014
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

Exhibit Number		Description of Document
+10.7.1	-
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

+10.13	-	Forest City Realty Trust, Inc. 1994 Stock Plan, incorporated by reference to Exhibit 10.11 to the Company’s Form 8-K filed on November 23, 2015 (File No. 333-205607).

+10.13.1	-
First Amendment to the Forest City Realty Trust, Inc. 1994 Stock Plan, effective as of May 25, 2016, incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended June 30, 2016 (File No. 1-37671).

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

+10.24	-
Forest City Realty Trust, Inc. Amended and Restated Board of Directors Compensation Policy, effective January 1, 2016, incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended March 31, 2016 (File No. 1-37671).

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

+10.27	-	Form of Nonqualified Stock Option Agreement for Nonemployee Directors, incorporated by reference to Exhibit 10.27 to the Company’s Form 10-K filed on February 23, 2016 (File No. 1-37671).

+10.28	-	Form of Restricted Shares Agreement for Nonemployee Directors, incorporated by reference to Exhibit 10.28 to the Company’s Form 10-K filed on February 23, 2016 (File No. 1-37671).

+10.29	-	Form of Indemnification Agreement, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on November 23, 2015 (File No. 333-205607).

+10.30	-
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

+10.34	-
Employment Agreement, effective January 1, 2016, by and among Charles A. Ratner and Forest City Employer, LLC, incorporated by reference to Exhibit 10.34 to the Company’s Form 10-K for the year ended December 31, 2015 (File No. 1-37671).

+10.35	-
Employment Agreement, effective January 1, 2016, by and among James A. Ratner and Forest City Employer, LLC, incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K filed on November 23, 2015 (File No. 333-205607).

+10.36	-
Letter Agreement, dated December 27, 2016, by and among James A. Ratner and Forest City Realty Trust, Inc., incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on January 3, 2017 (File No. 1-37671).

+10.37	-
Employment Agreement, effective January 1, 2016, by and among Ronald A. Ratner and Forest City Employer, LLC, incorporated by reference to Exhibit 10.6 to the Company’s Form 8-K filed on November 23, 2015 (File No. 333-205607).

+10.38	-
Employment Agreement, effective January 1, 2016, by and among Bruce C. Ratner and Forest City Employer, LLC, incorporated by reference to Exhibit 10.37 to the Company’s Form 10-K for the year ended December 31, 2015 (File No. 1-37671).

10.39	-
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

Exhibit Number		Description of Document
10.40	-
Registration Rights Agreement by and among Forest City Enterprises, Inc. and the holders of BCR Units listed on Schedule A thereto dated November 8, 2006, incorporated by reference to Exhibit 10.1 to Forest City Enterprises, Inc.’s Registration Statement on Form S-3 filed on November 7, 2007 (Registration No. 333-147201).

10.41	-
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

10.41.1	-
Joinder Agreement, dated as of January 4, 2016, made by Forest City Realty Trust Inc., as the New Guarantor, in favor of Bank of America, N.A., as administrative agent, for the Lenders referred to in the Credit Agreement, dated as of November 17, 2015, incorporated by reference to Exhibit 10.40.1 to the Company’s Form 10-K for the year ended December 31, 2015 (File No. 1-37671).

10.41.2	-
First Amendment, dated as of January 4, 2016, to the Credit Agreement, dated as of November 17, 2015, by and among Forest City Enterprises, L.P., as Borrower, Bank of America, N.A., as Administrative Agent, Bank of America, N.A. and PNC Bank, National Association as Swing Line Lenders and L/C Issuers, PNC Bank, National Association as Syndication Agent, Citibank N.A., KeyBank National Association and The Bank of New York Mellon, as Co-Documentation Agents, and the various lenders party thereto, incorporated by reference to Exhibit 10.13 to the Company’s Form 10-Q for the quarter ended March 31, 2016 (File No. 1-37671).

10.41.3	-
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

10.41.4	-
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

10.42	-
Credit Agreement, dated as of May 4, 2016, by and among Forest City Enterprises, L.P., as Borrower, Bank of America, N. A., as Administrative Agent, PNC Bank, National Association as Syndication Agent, and the various lenders party thereto, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on May 5, 2016 (File No. 1-37671).

10.43	-
Form of Exchange Agreement, dated February 27, 2015, pertaining to 4.25% Convertible Senior Notes due 2018, incorporated by reference to Exhibit 10.1 to Forest City Enterprises, Inc.’s Form 8-K filed on February 27, 2015 (File No. 1-4372).

10.44	-
Form of Exchange Agreement, dated February 27, 2015, pertaining to 3.625% Convertible Senior Notes due 2020, incorporated by reference to Exhibit 10.2 to Forest City Enterprises, Inc.’s Form 8-K filed on February 27, 2015 (File No. 1-4372).

10.45	-
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

10.47	-
Form of Exchange Agreement, dated July 16, 2015, pertaining to 4.25% Convertible Senior Notes due 2018, incorporated by reference to Exhibit 10.2 to Forest City Enterprises, Inc.’s Form 8-K filed on July 16, 2015 (File No. 1-4372).

10.48	-
Form of Exchange Agreement, dated July 16, 2015, pertaining to 3.625% Convertible Senior Notes due 2020, incorporated by reference to Exhibit 10.3 to Forest City Enterprises, Inc.’s Form 8-K filed on July 16, 2015 (File No. 1-4372).

10.49	-
Form of Purchase Agreement, dated March 9, 2016, pertaining to 4.25% Convertible Senior Notes due 2018, incorporated by reference to Exhibit 10.1 to Forest City Realty Trust, Inc.’s Form 8-K filed on March 9, 2016 (File No. 1-37671).

10.50	-
Form of Purchase Agreement, dated March 9, 2016, pertaining to 3.625% Convertible Senior Notes due 2020, incorporated by reference to Exhibit 10.2 to Forest City Realty Trust, Inc.’s Form 8-K filed on March 9, 2016 (File No. 1-37671).

Exhibit Number		Description of Document
*10.51	-	Reimbursement Agreement, dated as of October 24, 2016, by and among the Company and RMS, Limited Partnership.

10.52	-
Reclassification Agreement, dated as of December 5, 2016, by and between Forest City Realty Trust, Inc. and RMS, Limited Partnership, incorporated by reference to Exhibit 10.1 to Forest City Realty Trust, Inc.’s Form 8-K filed on December 6, 2016 (File No. 1-37671).

10.53	-
Irrevocable Proxy, dated as of December 5, 2016, by and between Forest City Realty Trust, Inc. and RMS, Limited Partnership, incorporated by reference to Exhibit 10.2 to Forest City Realty Trust, Inc.’s Form 8-K filed on December 6, 2016 (File No. 1-37671).

10.54	-
Voting and Support Agreement, dated as of December 5, 2016, by and between Forest City Realty Trust, Inc., and Scopia Capital Management LP and Scopia Management, Inc., on behalf of themselves and their affiliates, incorporated by reference to Exhibit 10.3 to Forest City Realty Trust, Inc.’s Form 8-K filed on December 6, 2016 (File No. 1-37671).

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
The following financial information from Forest City Realty Trust, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) Consolidated Statements of Equity; (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

+	Management contract or compensatory arrangement.

*	Filed herewith.

**	Furnished herewith.

Item 15. Financial Statements Schedules

(c)	Financial Statements Schedules
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions	Balance at End of Period
	(in thousands)
Allowance for doubtful accounts receivable
December 31, 2016	$9,025	$1,628	$5,329	$5,324
December 31, 2015	$10,771	$2,744	$4,490	$9,025
December 31, 2014	$15,141	$3,128	$7,498	$10,771
Valuation reserve on other investments
December 31, 2016	$5,336	$19	$—	$5,355
December 31, 2015	$5,320	$16	$—	$5,336
December 31, 2014	$5,312	$43	$35	$5,320
Valuation allowances for deferred tax assets
December 31, 2016 (1)	$152,449	$163,330	$35,604	$280,175
December 31, 2015 (1)	$53,735	$145,351	$46,637	$152,449
December 31, 2014	$48,077	$11,893	$6,235	$53,735
(1) See Note V – Income Taxes in the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for additional information.

(c) Financial Statements Schedules (continued)

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION
Forest City Realty Trust, Inc. and Subsidiaries
			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount at Which Carried at Close of December 31, 2016			Accumulated Depreciation at December 31, 2016 (C)	Date of Construction/ Acquisition	Range of Lives on Which Depreciation in Latest Income Statement is Computed
Name	Location	Amount of Encumbrance at December 31, 2016	Land and Improvements	Buildings and Improvements	Improvements and Carrying Costs	Land and Improvements	Buildings and Improvements	Total (A)(B)
Office		(in thousands)
Atlantic Terminal Office	Brooklyn, NY	$102,232	$—	$108,940	$5,982	$—	$114,922	$114,922	$28,391	2004	(1)
Ballston Common Office Center	Arlington, VA	—	7,301	45,964	9,407	7,301	55,371	62,672	11,980	2005	(1)
Edgeworth Building	Richmond, VA	19,564	942	29,353	3,188	951	32,532	33,483	6,439	2006	(1)
Glen Forest Office Park	Richmond, VA	59,025	11,766	88,632	13,173	11,818	101,753	113,571	26,496	2007	(1)
Harlem Office	Manhattan, NY	—	—	31,672	8,422	—	40,094	40,094	9,908	2003	(1)
Illinois Science and Technology Park
- 4901 Searle	Skokie, IL	19,945	837	16,227	(610)	837	15,617	16,454	4,407	2006	(1)
- 4930 Oakton	Skokie, IL	—	670	1,842	1,418	869	3,061	3,930	852	2006	(1)
- 8025 Lamon	Skokie, IL	13,868	978	6,426	11,996	978	18,422	19,400	4,676	2006	(1)
- 8045 Lamon	Skokie, IL	17,156	3,301	21,198	16,427	2,761	38,165	40,926	9,789	2007	(1)
Johns Hopkins - 855 North Wolfe Street	Baltimore, MD	65,620	7,314	76,318	15,804	7,314	92,122	99,436	16,614	2008	(1)
Johns Hopkins Parking Garage	Baltimore, MD	—	835	13,674	1,503	835	15,177	16,012	1,226	2012	(1)
Fidelity Investments	Albuquerque, NM	15,128	5,003	29,872	293	5,003	30,165	35,168	4,868	2008	(1)
MetroTech Campus
One MetroTech Center	Brooklyn, NY	—	—	212,153	72,760	23,543	261,370	284,913	127,175	1991	(1)
Two MetroTech Center	Brooklyn, NY	70,101	—	155,280	34,404	7,137	182,547	189,684	87,239	1990	(1)
Nine MetroTech Center	Brooklyn, NY	56,607	—	64,303	12,102	380	76,025	76,405	28,151	1997	(1)
Eleven MetroTech Center	Brooklyn, NY	60,857	—	41,290	19,909	6,270	54,929	61,199	28,204	1995	(1)
Twelve MetroTech Center	Brooklyn, NY	—	—	42,344	16,092	1,847	56,589	58,436	13,988	2004	(1)
Fifteen MetroTech Center	Brooklyn, NY	158,275	3,762	163,414	8,482	—	175,658	175,658	46,005	2003	(1)
New York Times	Manhattan, NY	—	91,737	375,931	140,107	141,479	466,296	607,775	86,588	2007	(1)
One Pierrepont Plaza	Brooklyn, NY	—	—	86,863	106,486	558	192,791	193,349	115,375	1988	(1)
Post Office Plaza	Cleveland, OH	13,565	—	57,213	2,661	—	59,874	59,874	43,029	1990	(1)
Station Square
Commerce Court	Pittsburgh, PA	23,097	3,432	20,873	7,458	3,441	28,322	31,763	9,162	2007	(1)
Landmark Building	Pittsburgh, PA	25,569	5,989	27,519	16,381	17,787	32,102	49,889	15,631	1994	(1)
University of Pennsylvania	Philadelphia, PA	38,848	—	41,146	10,707	—	51,853	51,853	12,468	2004	(1)
University Park at MIT
26 Landsdowne Street	Cambridge, MA	27,954	90	79,470	(564)	92	78,904	78,996	5,513	1987	(1)
35 Landsdowne Street	Cambridge, MA	63,107	196	181,779	593	199	182,369	182,568	7,980	2002	(1)
40 Landsdowne Street	Cambridge, MA	64,893	236	192,897	1,354	239	194,248	194,487	8,556	2003	(1)
45/75 Sidney Street	Cambridge, MA	85,886	793	289,942	10,445	797	300,383	301,180	14,944	1999	(1)
64 Sidney Street	Cambridge, MA	50,706	50	110,850	3,914	52	114,762	114,814	7,023	1990	(1)
65 Landsdowne Street	Cambridge, MA	63,909	198	125,278	39	200	125,315	125,515	5,412	2001	(1)
88 Sidney Street	Cambridge, MA	36,513	274	145,426	25	276	145,449	145,725	7,859	2002	(1)
Miscellaneous Investments	Various	—	—	24,018	(689)	—	23,329	23,329	12,878	Various	(1)
Office Subtotal		$1,152,425	$145,704	$2,908,107	$549,669	$242,964	$3,360,516	$3,603,480	$808,826

(c) Financial Statements Schedules (continued)

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION
Forest City Realty Trust, Inc. and Subsidiaries
			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount at Which Carried at Close of December 31, 2016			Accumulated Depreciation at December 31, 2016 (C)	Date of Construction/ Acquisition	Range of Lives on Which Depreciation in Latest Income Statement is Computed
Name	Location	Amount of Encumbrance at December 31, 2016	Land and Improvements	Buildings and Improvements	Improvements and Carrying Costs	Land and Improvements	Buildings and Improvements	Total (A)(B)
Retail
Boulevard Mall	Amherst, NY	92,218	17,050	89,992	(36,988)	10,319	59,735	70,054	9,967	1996	(1)
Brooklyn Commons	Brooklyn, NY	18,042	—	23,794	1,289	19,618	5,465	25,083	2,030	2004	(1)
Shops at Atlantic Center Site V	Brooklyn, NY	—	—	3,238	1,485	1,047	3,676	4,723	1,510	1998	(1)
Shops at Northfield Stapleton	Denver, CO	—	4,830	80,687	27,737	18,747	94,507	113,254	41,755	2005	(1)
Station Square	Pittsburgh, PA	7,668	2,622	9,965	24,826	6,913	30,500	37,413	16,050	1994	(1)
The Yards
Boilermaker Shops	Washington, D.C.	11,247	529	12,468	6,221	527	18,691	19,218	1,484	2012	(1)
Lumber Shed	Washington, D.C.	9,815	306	12,820	1,324	306	14,144	14,450	1,108	2013	(1)
Miscellaneous Investments	Various	2,170	—	4,610	(223)	—	4,387	4,387	2,834	Various	(1)
Retail Subtotal		$141,160	$25,337	$237,574	$25,671	$57,477	$231,105	$288,582	$76,738

Apartments
100 (100 Landsdowne)	Cambridge, MA	$44,068	$728	$60,020	$871	$828	$60,791	$61,619	$16,862	2005	(1)
1111 Stratford	Stratford, CT	—	2,414	15,798	5,462	2,432	21,242	23,674	2,877	2013	(1)
1251 S. Michigan	Chicago, IL	9,495	97	13,978	1,076	106	15,045	15,151	3,781	2006	(1)
2175 Market Street	San Fransisco, CA	29,777	3,793	34,508	907	3,855	35,353	39,208	3,244	2014	(1)
500 Sterling Place	Brooklyn, NY	33,598	8,006	39,789	52	8,006	39,841	47,847	2,134	2015	(1)
91 Sidney	Cambridge, MA	28,621	213	42,276	929	219	43,199	43,418	3,758	2002	(1)
American Cigar Lofts	Richmond, VA	11,396	1,395	23,533	1,753	855	25,826	26,681	5,762	2000	(1)
Aster Conservatory Green	Denver, CO	35,778	1,325	13,125	33,300	1,599	46,151	47,750	5,785	2013	(1)
Bayside Village	San Francisco, CA	126,896	153,894	282,807	2,409	153,576	285,534	439,110	16,517	1988	(1)
Botanica Eastbridge	Denver, CO	12,819	765	13,698	535	765	14,233	14,998	2,347	2012	(1)
Brookview Place	Dayton, OH	2,014	155	4,588	851	155	5,439	5,594	4,079	1979	(1)
Cameron Kinney Lofts	Richmond, VA	—	2,340	23,206	4,110	2,502	27,154	29,656	6,387	2007	(1)
Cedar Place	Lansing, MI	3,651	399	7,000	517	399	7,517	7,916	4,306	1974	(1)
Cherry Tree	Strongsville, OH	16,849	4,838	22,028	397	4,838	22,425	27,263	1,830	1996	(1)
Chestnut Lake	Strongsville, OH	22,300	5,494	16,466	9,741	5,669	26,032	31,701	1,512	1969	(1)
Consolidated-Carolina Lofts	Richmond, VA	20,785	1,028	30,425	2,070	1,046	32,477	33,523	9,274	2003	(1)
Cutter’s Ridge	Richmond, VA	—	389	4,356	(94)	400	4,251	4,651	1,364	2006	(1)
Drake Tower	Philadelphia, PA	25,453	1,353	38,104	9,174	1,353	47,278	48,631	15,485	1998	(1)
Easthaven at the Village	Beachwood, OH	24,294	7,919	39,768	8,076	8,107	47,656	55,763	22,938	1994	(1)
Hamel Mill Lofts	Haverhill, MA	37,101	3,974	72,902	3,656	3,415	77,117	80,532	14,362	2008	(1)
Heritage	San Diego, CA	—	7,433	42,202	10,053	7,505	52,183	59,688	18,476	2002	(1)
Hummingbird Pointe Apartments	Parma, OH	5,730	330	5,059	18,262	1,346	22,305	23,651	11,272	1972	(1)
Independence Place I	Parma Heights, OH	3,923	210	6,671	1,428	229	8,080	8,309	4,670	1973	(1)
Independence Place II	Parma Heights, OH	3,315	498	3,931	5,340	766	9,003	9,769	2,830	2003	(1)
KBL	Cambridge, MA	15,581	716	23,645	5,297	719	28,939	29,658	17,868	1990	(1)
Knolls	Orange, CA	31,575	53	23,759	774	53	24,533	24,586	12,846	1995	(1)

(c) Financial Statements Schedules (continued)

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION
Forest City Realty Trust, Inc. and Subsidiaries
			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount at Which Carried at Close of December 31, 2016			Accumulated Depreciation at December 31, 2016 (C)	Date of Construction/ Acquisition	Range of Lives on Which Depreciation in Latest Income Statement is Computed
Name	Location	Amount of Encumbrance at December 31, 2016	Land and Improvements	Buildings and Improvements	Improvements and Carrying Costs	Land and Improvements	Buildings and Improvements	Total (A)(B)
Lofts 23	Cambridge, MA	5,738	221	17,026	362	316	17,293	17,609	5,411	2005	(1)
Lofts at 1835 Arch	Philadelphia, PA	37,397	2,076	27,430	13,094	2,082	40,518	42,600	12,917	2001	(1)
Lucky Strike Lofts	Richmond, VA	16,845	1,105	34,095	1,235	1,107	35,328	36,435	7,774	2008	(1)
Mercantile Place on Main	Dallas, TX	34,699	8,876	75,478	8,562	8,798	84,118	92,916	19,435	2008	(1)
Metro 417	Los Angeles, CA	45,740	8,545	67,326	5,723	8,547	73,047	81,594	18,267	2005	(1)
Midtown Towers	Parma, OH	11,934	1,215	11,091	14,073	1,309	25,070	26,379	11,763	1969	(1)
Museum Towers	Philadelphia, PA	29,260	3,474	18,158	4,935	1,331	25,236	26,567	9,948	1997	(1)
North Church Towers and Gardens	Parma Heights, OH	4,635	789	4,037	3,546	848	7,524	8,372	2,466	2009	(1)
One Franklin Town	Philadelphia, PA	54,820	1,658	31,489	11,127	1,854	42,420	44,274	22,107	1988	(1)
Pavilion	Chicago, IL	48,574	5,250	29,505	17,227	5,250	46,732	51,982	15,707	1992	(1)
Perrytown Place	Pittsburgh, PA	4,386	463	6,898	624	463	7,522	7,985	4,521	1973	(1)
Presidio Landmark	San Francisco, CA	42,786	2,060	92,687	5,273	2,068	97,952	100,020	18,315	2010	(1)
Queenswood	Corona, NY	27,874	321	39,243	1,438	327	40,675	41,002	19,770	1990	(1)
River Lofts at Ashton Mill	Cumberland, RI	16,397	2,885	33,844	12,651	3,247	46,133	49,380	12,608	2005	(1)
Sky55	Chicago, IL	67,812	3,965	80,930	4,347	4,016	85,226	89,242	24,184	2006	(1)
Stratford Crossings	Wadsworth, OH	—	2,813	27,357	249	2,826	27,593	30,419	2,065	2007	(1)
The Aster Town Center	Denver, CO	8,265	487	9,901	365	493	10,260	10,753	1,779	2012	(1)
The Continental	Dallas, TX	35,616	1,586	48,455	(1,351)	1,586	47,104	48,690	6,882	2013	(1)
The Met	Los Angeles, CA	38,605	4,420	36,557	10,696	4,501	47,172	51,673	25,284	1989	(1)
The Uptown	Oakland, CA	127,396	—	138,710	1,796	960	139,546	140,506	14,083	2013	(1)
The Wilson	Dallas, TX	12,764	2,217	16,565	4,424	1,937	21,269	23,206	5,112	2007	(1)
The Yards
Foundry Lofts	Washington, D.C.	47,148	2,086	52,806	6,766	2,096	59,562	61,658	8,203	2011	(1)
Twelve12	Washington, D.C.	67,367	5,444	106,509	1,977	5,479	108,451	113,930	8,157	2014	(1)
Town Center	Denver, CO	35,877	3,436	63,073	5,293	3,345	68,457	71,802	22,070	2004	(1)
Winchester Lofts	New Haven, CT	23,147	—	45,650	359	—	46,009	46,009	3,835	2014	(1)
Miscellaneous Investments	Various	5,987	60	50,684	(19,374)	63	31,307	31,370	17,217	Various	(1)
Apartments Subtotal		$1,396,088	$275,211	$2,069,146	$242,363	$275,592	$2,311,128	$2,586,720	$532,446

Land Inventory
Stapleton	Denver, CO	$—	$48,117	$—	$—	$48,117	$—	$48,117	$—	Various	N/A
Commercial Outlots	Various	—	20,121	—	—	20,121	—	20,121	—	Various	N/A
Land Inventory Subtotal		$—	$68,238	$—	$—	$68,238	$—	$68,238	$—

Corporate and Other Equipment
Corporate Office	Various	$—	$—	$10,626	$—	$—	$10,626	$10,626	$9,974	Various	(1)

(c) Financial Statements Schedules (continued)

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION
Forest City Realty Trust, Inc. and Subsidiaries
			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount at Which Carried at Close of December 31, 2016			Accumulated Depreciation at December 31, 2016 (C)	Date of Construction/ Acquisition	Range of Lives on Which Depreciation in Latest Income Statement is Computed
Name	Location	Amount of Encumbrance at December 31, 2016	Land and Improvements	Buildings and Improvements	Improvements and Carrying Costs	Land and Improvements	Buildings and Improvements	Total (A)(B)
Recently-Opened Properties/Redevelopment
Office
1812 Ashland Ave	Baltimore, MD	$30,129	$7,628	$42,574	$—	$7,628	$42,574	$50,202	$827	2016	(1)
Apartments
461 Dean Street	Brooklyn, NY	—	19,307	109,208	—	19,307	109,208	128,515	1,082	2016	(1)
Aster Town Center North	Denver, CO	17,470	611	20,705	—	611	20,705	21,316	1,026	2015	(1)
Blossom Plaza	Los Angeles, CA	30,179	3,237	81,432	—	3,237	81,432	84,669	1,839	2016	(1)
Kapolei Lofts	Kapolei, HI	89,904	34,051	110,288	—	34,051	110,288	144,339	4,979	2015	(1)
NorthxNorthwest	Philadelphia, PA	49,481	2,722	65,977	—	2,722	65,977	68,699	92	2016	(1)
The Yards - Arris	Washington, D.C.	74,920	9,191	111,825	—	9,191	111,825	121,016	3,832	2016	(1)
The Yards - Marina	Washington, D.C.	—	—	4,183	—	—	4,183	4,183	345	2016	(1)
Recently-Opened Properties/Redevelopment Subtotal		$292,083	$76,747	$546,192	$—	$76,747	$546,192	$622,939	$14,022

Construction Projects
Office
The Bridge at Cornell Tech	Roosevelt Island, NY	37,660	—	110,526	—	—	110,526	110,526	—	Ongoing	N/A
Retail
The Yards - District Winery	Washington, D.C.	—	326	6,131	—	326	6,131	6,457	—	Ongoing	N/A
Apartments
461 Dean Street	Brooklyn, NY	—	—	65,293	—	—	65,293	65,293	—
Broadway and Hill	Los Angeles, CA	28,259	27,129	82,583	—	27,129	82,583	109,712	—	Ongoing	N/A
Eliot on 4th	Washington, D.C.	37,435	8,439	94,774	—	8,439	94,774	103,213	—	Ongoing	N/A
NorthxNorthwest	Philadelphia, PA	—	—	42,233	—	—	42,233	42,233	—	Ongoing	N/A
Town Center Wrap	Denver, CO	4,302	954	39,192	—	954	39,192	40,146	—	Ongoing	N/A
West Village II	Dallas, TX	—	10,190	28,545	—	10,190	28,545	38,735	—	Ongoing	N/A

Development Projects
Office
The Science + Technology Park at Johns Hopkins	Baltimore, MD	—	5,386	16,086	—	5,386	16,086	21,472	—	Ongoing	N/A
Mixed-use
5M	San Francisco, CA	—	455	29,075	—	455	29,075	29,530	—	Ongoing	N/A
Pier 70	San Francisco, CA	—	—	29,614	—	—	29,614	29,614	—	Ongoing	N/A
The Yards	Washington, D.C.	3,844	4,607	71,383	—	4,607	71,383	75,990	—	Ongoing	N/A
Waterfront Station	Washington, D.C.	—	7,431	11,405	—	7,431	11,405	18,836	—	Ongoing	N/A
Miscellaneous Investments	Various	27,577	1,590	41,633	—	1,590	41,633	43,223	—	Various	N/A
Construction and Development Subtotal		$139,077	$66,507	$668,473	$—	$66,507	$668,473	$734,980	$—

Total Real Estate		$3,120,833	$657,744	$6,440,118	$817,703	$787,525	$7,128,040	$7,915,565	$1,442,006

(A)	The aggregate cost at December 31, 2016 for federal income tax purposes was $5,409,861. For (B) and (C) refer to the following page.

(1)	Depreciation is computed based upon the following estimated useful lives:

Years
Building and improvements (other than Arena)	30 – 50
Equipment and fixtures	5 – 15
Tenant improvements	Shorter of useful life or applicable lease term

(c) Financial Statements Schedules (continued)

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION (continued)

		Years Ended December 31,
		2016	2015	2014
		(in thousands)
(B)	Reconciliations of total real estate carrying value are as follows:
	Balance at beginning of period	$9,613,342	$8,328,987	$8,475,571
	Additions during period -
	Improvements	574,816	621,127	399,411
	Other additions, primarily as a result of change in accounting method of property	—	—	436,701
	Acquisitions	—	1,254,270	166,888
		574,816	1,875,397	1,003,000
	Deductions during period -
	Cost of real estate sold or retired	(1,256,873)	(105,927)	(302,181)
	Cost of real estate in connection with disposal of partial interests	(824,165)	—	(536,255)
	Other deductions, primarily due to impairments	(191,555)	(485,115)	(311,148)
		(2,272,593)	(591,042)	(1,149,584)
	Balance at end of period	$7,915,565	$9,613,342	$8,328,987
(C)	Reconciliations of accumulated depreciation are as follows:
	Balance at beginning of period	$1,734,382	$1,555,965	$1,469,328
	Additions during period - Charged to profit or loss	207,297	241,654	206,041
	Net other additions (deductions) during period - Acquisitions, retirements, sales or disposals	(499,673)	(63,237)	(119,404)
	Balance at end of period	$1,442,006	$1,734,382	$1,555,965

(c) Financial Statements Schedules (continued)

SCHEDULE IV – MORTGAGE LOAN ON REAL ESTATE (in thousands)

Description	Interest Rate	Final Maturity Date	Periodic Payment Terms	Prior Lien (1)	Face Amount of Mortgage	Carrying Amount of Mortgage (2)	Principal Amount of Loan Subject to Delinquent Principal or Interest
Second mortgage
Barclays Center Arena Brooklyn, New York	4.50%	January 2019	Interest only	$482,000	$92,600	$92,600	$—

(1)	The first mortgage loan is not held by the Company. Accordingly, the amount is estimated at December 31, 2016.

(2)	For Federal income tax purposes, the aggregate cost of the investment in mortgage loans on real estate is the carrying amount, as disclosed in the schedule.

Changes in mortgage loans are summarized below

	Years Ended December 31,
	2016	2015	2014
	(in thousands)

Balance at beginning of period	$—	$—	$—
Addition during period:
New mortgage loan	92,600	—	—
Deduction during period	—	—	—
Balance at end of period	$92,600	$—	$—

Item 16. Form 10-K Summary
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FOREST CITY REALTY TRUST, INC. (Registrant)

Date:	February 27, 2017	BY:	/s/ David J. LaRue
(David J. LaRue, President and Chief Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
*	Chairman of the Board and Director	February 27, 2017
(James A. Ratner)

/s/ David J. LaRue	President, Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2017
(David J. LaRue)

/s/ Robert G. O’Brien	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 27, 2017
(Robert G. O’Brien)

/s/ Charles D. Obert	Executive Vice President, Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)	February 27, 2017
(Charles D. Obert)

*	Executive Vice President - Development and Director	February 27, 2017
(Ronald A. Ratner)

*	Executive Vice President and Director	February 27, 2017
(Brian J. Ratner)

*	Executive Vice President and Director	February 27, 2017
(Deborah Ratner Salzberg)

*	Director	February 27, 2017
(Michael P. Esposito, Jr.)

*	Director	February 27, 2017
(Scott S. Cowen)

*	Director	February 27, 2017
(Arthur F. Anton)

*	Director	February 27, 2017
(Christine R. Detrick)

*	Director	February 27, 2017
(Stan Ross)

*	Director	February 27, 2017
(Deborah L. Harmon)

*	Director	February 27, 2017
(Kenneth J. Bacon)
The Registrant plans to distribute to security holders a copy of the Annual Report and Proxy material on or about May 1, 2017.

*
The undersigned, pursuant to a Power of Attorney executed by each of the Directors and Officers identified above and filed with the Securities and Exchange Commission, by signing his name hereto, does hereby sign and execute this Form 10-K on behalf of each of the persons noted above, in the capacities indicated.

/s/ David J. LaRue	February 27, 2017
(David J. LaRue, Attorney-in-Fact)