Form 10-Q
period 2017-03-31
Forest City Realty Trust, Inc.
filed 2017-05-04
CIK 1647509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________
Form 10-Q
_____________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding, including unvested restricted stock, of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 28, 2017
Class A Common Stock, $.01 par value	242,126,024 shares
Class B Common Stock, $.01 par value	18,788,163 shares

Forest City Realty Trust, Inc. and Subsidiaries

i

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Forest City Realty Trust, Inc. and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

	March 31, 2017
	(Unaudited)	December 31, 2016
	(in thousands)
Assets
Real Estate
Completed rental properties	$7,178,536	$7,112,347
Projects under construction and development	661,068	734,980
Land inventory	78,014	68,238
Total Real Estate	7,917,618	7,915,565
Less accumulated depreciation	(1,461,370)	(1,442,006)
Real Estate, net – (variable interest entities $2,337.0 million and $2,270.3 million, respectively)	6,456,248	6,473,559
Cash and equivalents – (variable interest entities $69.3 million and $59.3 million, respectively)	146,426	174,619
Restricted cash – (variable interest entities $50.2 million and $46.5 million, respectively)	142,352	149,300
Accounts receivable, net – (variable interest entities $78.9 million and $72.2 million, respectively)	214,022	208,563
Notes receivable – (variable interest entities $154.6 million and $154.3 million, respectively)	382,746	383,163
Investments in and advances to unconsolidated entities	557,775	564,779
Other assets – (variable interest entities $67.2 million and $72.2 million, respectively)	257,075	274,614
Total Assets	$8,156,644	$8,228,597
Liabilities and Equity
Liabilities
Nonrecourse mortgage debt and notes payable, net – (variable interest entities $1,478.4 million and $1,437.8 million, respectively)	$3,111,847	$3,120,833
Revolving credit facility	—	—
Term loan, net	333,368	333,268
Convertible senior debt, net	112,295	112,181
Accounts payable, accrued expenses and other liabilities – (variable interest entities $262.3 million and $241.9 million, respectively)	661,611	726,724
Cash distributions and losses in excess of investments in unconsolidated entities	132,874	150,592
Total Liabilities	4,351,995	4,443,598
Commitments and Contingencies	—	—
Equity
Stockholders’ Equity
Preferred stock – $.01 par value, respectively; 20,000,000 shares authorized, no shares issued	—	—
Common stock – $.01 par value
Class A, 371,000,000 shares authorized, 240,443,569 and 239,937,796 shares issued and outstanding, respectively	2,404	2,399
Class B, convertible, 56,000,000 shares authorized, 18,788,163 and 18,788,169 shares issued and outstanding, respectively; 26,257,961 issuable	188	188
Total common stock	2,592	2,587
Additional paid-in capital	2,494,299	2,483,275
Retained earnings	829,862	812,386
Stockholders’ equity before accumulated other comprehensive loss	3,326,753	3,298,248
Accumulated other comprehensive loss	(12,701)	(14,410)
Total Stockholders’ Equity	3,314,052	3,283,838
Noncontrolling interest	490,597	501,161
Total Equity	3,804,649	3,784,999
Total Liabilities and Equity	$8,156,644	$8,228,597

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Realty Trust, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2017	2016
	(in thousands, except per share data)
Revenues
Rental	$162,449	$163,183
Tenant recoveries	25,932	31,590
Service and management fees	10,127	8,682
Parking and other	11,738	15,357
Land sales	5,760	3,933
Military Housing	—	3,518
Total revenues	216,006	226,263
Expenses
Property operating and management	78,793	89,920
Real estate taxes	21,200	24,466
Ground rent	3,888	3,639
Cost of land sales	2,001	340
Military Housing operating	—	2,730
Corporate general and administrative	15,583	17,112
Organizational transformation and termination benefits	4,525	8,720
	125,990	146,927
Depreciation and amortization	63,555	63,211
Impairment of real estate	—	12,464
Total expenses	189,545	222,602
Operating income	26,461	3,661

Interest and other income	10,272	9,654
Interest expense	(27,975)	(34,635)
Amortization of mortgage procurement costs	(1,222)	(1,665)
Loss on extinguishment of debt	(2,843)	(29,084)
Earnings (loss) before income taxes and earnings from unconsolidated entities	4,693	(52,069)
Earnings from unconsolidated entities
Equity in earnings	9,278	10,536
Net gain on disposition of interest in unconsolidated entities	17,701	—
	26,979	10,536
Earnings (loss) before income taxes	31,672	(41,533)
Income tax expense of taxable REIT subsidiaries
Current	51	922
Deferred	—	528
	51	1,450
Earnings (loss) before gains on disposal of real estate	31,621	(42,983)
Net gain (loss) on disposition of interest in development project	(113)	136,117
Net gain on disposition of full or partial interest in rental properties, net of tax	9,303	89,641
Earnings from continuing operations	40,811	182,775
Discontinued operations, net of tax
Operating loss from rental property	—	(1,126)
Gain on disposition of disposal group	—	64,553
Equity in earnings (loss)	—	(822)
	—	62,605
Net earnings	40,811	245,380
Noncontrolling interests, gross of tax
(Earnings) loss from continuing operations attributable to noncontrolling interests	106	(2,121)
Loss from discontinued operations attributable to noncontrolling interests	—	776
	106	(1,345)
Net earnings attributable to Forest City Realty Trust, Inc.	$40,917	$244,035

Basic earnings per common share
Earnings from continuing operations attributable to common stockholders	$0.16	$0.69
Earnings from discontinued operations attributable to common stockholders	—	0.24
Net earnings attributable to common stockholders	$0.16	$0.93
Diluted earnings per common share
Earnings from continuing operations attributable to common stockholders	$0.16	$0.68
Earnings from discontinued operations attributable to common stockholders	—	0.24
Net earnings attributable to common stockholders	$0.16	$0.92

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Realty Trust, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Net earnings	$40,811	$245,380
Other comprehensive income:
Foreign currency translation adjustments	—	84
Unrealized net gains on interest rate derivative contracts	1,713	2,076
Total other comprehensive income	1,713	2,160
Comprehensive income	42,524	247,540
Comprehensive (income) loss attributable to noncontrolling interest	102	(1,349)
Total comprehensive income attributable to Forest City Realty Trust, Inc.	$42,626	$246,191

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Realty Trust, Inc. and Subsidiaries
Consolidated Statements of Equity
(Unaudited)

							Accumulated
	Common Stock				Additional		Other
	Class A		Class B		Paid-In	Retained	Comprehensive	Noncontrolling
	Shares	Amount	Shares	Amount	Capital	Earnings	(Loss) Income	Interest	Total
	(in thousands)
Balances at December 31, 2015	238,949	$2,389	18,805	$188	$2,524,420	$1,059,240	$(67,905)	$456,224	$3,974,556
Net loss, net of $776 loss attributable to redeemable noncontrolling interest						(158,402)		6,078	(152,324)
Other comprehensive income							53,495	15	53,510
Common stock dividends						(88,452)			(88,452)
Conversion of Class B common shares to Class A common shares	17	—	(17)	—					—
Cost incurred for planned conversion of Class B to Class A shares					(3,896)				(3,896)
Restricted stock and performance shares vested	1,267	12			(12)				—
Repurchase of Class A common shares	(390)	(3)			(7,942)				(7,945)
Exercise of stock options	86	1			1,157				1,158
Stock-based compensation					25,463				25,463
Issuance of Class A common shares in exchange for 2016 Senior Notes	9	—			186				186
Acquisition of partners’ noncontrolling interest in consolidated subsidiaries					(56,101)			19,916	(36,185)
Contributions from noncontrolling interests								50,506	50,506
Distributions to noncontrolling interests								(31,578)	(31,578)
Balances at December 31, 2016	239,938	$2,399	18,788	$188	$2,483,275	$812,386	$(14,410)	$501,161	$3,784,999
Net earnings						40,917		(106)	40,811
Other comprehensive income							1,709	4	1,713
Common stock dividends						(23,441)			(23,441)
Cost incurred for planned conversion of Class B to Class A shares					(604)				(604)
Restricted stock vested	494	5			(5)				—
Repurchase of Class A common shares	(157)	(1)			(3,435)				(3,436)
Exercise of stock options	26	—			425				425
Stock-based compensation					7,356				7,356
Exchange of 2006 Class A Common Units for Class A common shares	143	1			7,287			(7,288)	—
Contributions from noncontrolling interests								12,117	12,117
Distributions to noncontrolling interests								(15,291)	(15,291)
Balances at March 31, 2017 (Unaudited)	240,444	$2,404	18,788	$188	$2,494,299	$829,862	$(12,701)	$490,597	$3,804,649

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Realty Trust, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Net earnings	$40,811	$245,380
Depreciation and amortization	63,555	63,211
Amortization of mortgage procurement costs	1,222	1,665
Impairment of real estate	—	12,464
Loss on extinguishment of debt	2,843	29,084
Net (gain) loss on disposition of interest in development project	113	(136,117)
Net gain on disposition of full or partial interest in rental properties, net of tax	(9,303)	(89,641)
Deferred income tax expense	—	528
Earnings from unconsolidated entities	(26,979)	(10,536)
Stock-based compensation expense	4,864	6,160
Amortization and mark-to-market adjustments of derivative instruments	(816)	2,286
Operating distributions from unconsolidated entities	17,808	11,820
Non-cash operating expenses and deferred taxes included in discontinued operations	—	(309)
Loss from unconsolidated entities included in discontinued operations	—	1,400
Gain on disposition of disposal group included in discontinued operations, net of tax	—	(64,553)
Increase in land inventory	(6,480)	(1,134)
Increase in accounts receivable	(5,741)	(12,860)
(Increase) decrease in other assets	(171)	800
Decrease in accounts payable, accrued expenses and other liabilities	(26,745)	(68,698)
Net cash provided by (used in) operating activities	54,981	(9,050)
Cash flows from investing activities
Capital expenditures	(96,685)	(166,303)
Capital expenditures of assets included in discontinued operations	—	(690)
Payment of lease procurement costs	(1,842)	(1,373)
Increase in notes receivable	(6,768)	(4,407)
Decrease in restricted cash	6,948	10,974
Cash held at Arena upon disposition	—	(28,041)
Proceeds from disposition of rental properties or development project	25,796	496,040
Contributions to unconsolidated entities	(28,351)	(51,867)
Distributions from unconsolidated entities	24,893	—
Net cash (used in) provided by investing activities	(76,009)	254,333
Cash flows from financing activities
Proceeds from nonrecourse mortgage debt and notes payable	55,691	51,533
Principal payments on nonrecourse mortgage debt and notes payable	(33,306)	(45,952)
Redemption of Senior Notes due 2018 & 2020	—	(157,644)
Payments to noteholders related to exchange of convertible senior notes	—	(24,376)
Transaction costs related to exchange of convertible senior notes	—	(2,460)
Payment of deferred financing costs	(96)	(1,223)
Repurchase of Class A common stock	(3,436)	(4,319)
Exercise of stock options	425	1,103
Dividends paid to stockholders	(23,441)	(41,588)
Acquisitions of noncontrolling interests	—	(38,951)
Contributions from noncontrolling interests	12,117	19,657
Distributions to noncontrolling interests	(15,119)	(3,840)
Net cash used in financing activities	(7,165)	(248,060)
Net decrease in cash and equivalents	(28,193)	(2,777)
Cash and equivalents at beginning of period (including cash held for sale - 2016)	174,619	293,720
Cash and equivalents at end of period	$146,426	$290,943

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

A. Accounting Policies
General
Forest City Realty Trust, Inc. (with its subsidiaries, the “Company”) principally engages in the operation, development, management and acquisition of office, apartment and retail real estate and land throughout the United States. The Company had approximately $8.2 billion of consolidated assets in 20 states and the District of Columbia at March 31, 2017. The Company’s core markets include Boston, Chicago, Dallas, Denver, Los Angeles, Philadelphia, and the greater metropolitan areas of New York City, San Francisco and Washington D.C. The Company has regional offices in Boston, Dallas, Denver, Los Angeles, New York City, San Francisco, Washington, D.C., and the Company’s corporate headquarters in Cleveland, Ohio.
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q, and should be read in conjunction with the consolidated financial statements and related notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2016. The results of interim periods are not necessarily indicative of results for the full year or any subsequent period. In management’s opinion, all adjustments (consisting solely of normal recurring matters) necessary for a fair statement of financial position, results of operations and cash flows as of and for the periods presented have been included.
Company Operations
The Company believes it is organized in a manner that enables it to qualify, and intends to operate in a manner allowing it to continue to qualify, as a REIT for federal income tax purposes. As such, the Company intends to elect REIT status for its taxable year ended December 31, 2016, upon filing the 2016 Form 1120-REIT with the Internal Revenue Service on or before October 15, 2017.
The Company holds substantially all of its assets, and conducts substantially all of its business, through Forest City Enterprises, L.P. (the “Operating Partnership”). The Company is the sole general partner of the Operating Partnership and, as of March 31, 2017, the Company directly or indirectly owns all of the limited partnership interests in the Operating Partnership.
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
Segments
The Company is organized around real estate operations, real estate development and corporate support service functions.
Real Estate Operations represents the performance of the Company’s core rental real estate portfolio and is comprised of the following reportable operating segments:

•	Office - owns, acquires and operates office and life science buildings.

•	Apartments - owns, acquires and operates rental properties, including upscale and middle-market apartments, adaptive re-use developments and subsidized senior housing.

•	Retail - owns, acquires and operates amenity retail within our mixed-use projects, regional malls and specialty/urban retail centers.
The remaining reportable operating segments consist of the following:

•
Development - develops and constructs office and life science buildings, apartments, condominiums, amenity retail, regional malls, specialty/urban retail centers and mixed-use projects. The Development segment includes recently opened operating properties prior to stabilization and the horizontal development and sale of land to residential, commercial and industrial customers primarily at its Stapleton project in Denver, Colorado.

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

•	Corporate - provides executive oversight to the company and various support services for Operations, Development and Corporate employees.

•
Other - owned and operated several non-core investments, including the Barclays Center, a sports and entertainment arena located in Brooklyn, New York (“Arena”) (sold in January 2016), the Company’s equity method investment in the Brooklyn Nets (the “Nets”) (sold in January 2016), and military housing operations (sold in February 2016).

Segment Transfers
The Development segment includes projects in development and projects under construction along with recently opened operating properties prior to stabilization. Projects will be reported in their applicable operating segment (Office, Apartments or Retail) beginning on January 1 of the year following stabilization. Therefore, the Development segment will continue to report results from recently opened properties until the year-end following initial stabilization. The Company generally defines stabilized properties as achieving 92% or greater occupancy or having been open and operating for one or two years, depending on the size of the project. Once a stabilized property is transferred to the applicable Operations segment on January 1, it will be considered “comparable” beginning on the following January 1.
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
Reclassifications
The Company recently completed an internal reorganization and began presenting new reportable operating segments during the three months ended September 30, 2016. The prior period has been recast to conform to the current period presentation.
Concurrent with the Company’s internal reorganization, certain functions previously performed within the old business unit structure were centralized into the corporate segment. The Company analyzed the allocation methodology of the new corporate functions and the historic corporate functions and how it relates to support services provided to the new segments within the Company’s new organizational structure. As a result of this analysis, certain expenses previously recorded in the old business units and reported on the property operating and management expenses financial statement line item are recorded in the corporate segment and included in the corporate general and administrative expense financial statement line item. To conform to the current year presentation, $1,460,000, has been reclassed from property operating and management expenses to corporate general and administrative expenses for the three months ended March 31, 2016.
Certain other prior period amounts in the accompanying consolidated financial statements have been reclassified to conform to the current year’s presentation.
Variable Interest Entities
As of March 31, 2017, the Company determined it was the primary beneficiary of 50 VIEs. The creditors of the consolidated VIEs do not have recourse to the Company’s general credit. As of March 31, 2017, the Company determined it was not the primary beneficiary of 58 VIEs and accounts for these interests as equity method investments. The maximum exposure to loss of these unconsolidated VIEs is limited to the Company’s investment balance of $162,000,000 as of March 31, 2017.
New Accounting Guidance
The following accounting pronouncements were adopted during the three months ended March 31, 2017:
In March 2016, the Financial Accounting Standards Board (“FASB”) issued an amendment to the accounting guidance to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This guidance is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The adoption of this guidance effective January 1, 2017 did not have a material impact on the Company’s consolidated financial statements.

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

In August 2016, the FASB issued an amendment to the accounting guidance on the classification of certain transactions on the statement of cash flows where diversity in practice currently exists. The guidance addresses certain specific cash flow issues, including, but not limited to, debt prepayment or debt extinguishment costs and distributions received from equity method investments. This guidance is effective for fiscal years, and for interim reporting periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted, and the Company has elected to adopt this guidance effective January 1, 2017. The adoption of this guidance did not have a material impact on the Company’s Consolidated Statements of Cash Flows.
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
The following new accounting pronouncements will be adopted on their respective effective dates:
In May 2014, the FASB issued an amendment to the accounting guidance for revenue from contracts with customers. The core principle of this guidance is an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance defines steps an entity should apply to achieve the core principle. This guidance is effective for annual reporting periods beginning after December 15, 2017 and interim reporting periods within that annual period and allows for both retrospective and modified retrospective methods of adoption. Early adoption is permitted for annual periods beginning after December 15, 2016. The Company intends to adopt the guidance using the modified retrospective method. Rental revenue from lease contracts represents a significant portion of our total revenues and is a specific scope exception provided by this guidance. However, common area maintenance and other tenant reimbursable expenses provided to the lessee are considered a non-lease component and will be required to be separated from rental revenue and recorded on a separate financial statement line item upon adoption of the new accounting guidance on leases discussed below. Certain of our other revenue streams, such as management, development and other fee arrangements, as well as recognition of gains on full or partial sales of real estate may be impacted by the new guidance. The Company has finalized a project plan, including determination of each applicable revenue stream required to be analyzed within the scope of this accounting guidance. The Company has begun the process of reviewing various customer revenue contracts (primarily consisting of service and management and parking and other revenues) to analyze the overall impact the adoption will have on the Company’s Statement of Operations.
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
Pursuant to the Master Contribution Agreement, 2006 Units not exchanged are entitled to a distribution preference payment equal to the dividends paid on an equivalent number of shares of the Company’s common stock. During the three months ended March 31, 2017 and 2016, the Company recorded $172,000 and $311,000, respectively, related to the distribution preference payment, which is classified as noncontrolling interest expense on the Company’s Consolidated Statement of Operations.
As a result of the January 2017 sale of Shops at Bruckner Boulevard, an unconsolidated specialty retail center in Bronx, New York, the Company accrued $482,000 related to a tax indemnity payment due to the BCR Entities in accordance with the terms of the Tax Protection Agreement. The Company expects to remit quarterly installments to the BCR Entities during the three months ending June 30, 2017.
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
In March 2017, certain BCR Entities exchanged 142,879 of the 2006 Units. The Company issued 142,879 shares of its Class A common stock for the exchanged 2006 Units. The Company accounted for the exchange as a purchase of noncontrolling interests, resulting in a reduction of noncontrolling interests of $7,288,000, an increase to Class A common stock of $1,000 and a combined increase to additional paid-in capital of $7,287,000, accounting for the fair value of common stock issued and the difference between the fair value of consideration exchanged and the historical cost basis of the noncontrolling interest balance. At March 31, 2017 and December 31, 2016, 1,797,909 and 1,940,788 of the 2006 Units were outstanding, respectively.
In December 2016, the Company’s Board of Directors approved, and the Company entered into a reclassification agreement with RMS Limited Partnership (“RMS”), the controlling stockholder of the Company's Class B shares (the “Reclassification Agreement”). The Reclassification Agreement provides that, at the Effective Time, as defined in the Agreement, following the satisfaction of the conditions thereto, each share of Class B Common Stock issued and outstanding immediately prior to the Effective Time will be reclassified and exchanged into 1.31 shares of Class A Common Stock, with a right to cash in lieu of fractional shares (the “Reclassification”). See Note I – Capital Stock for additional information.
In October 2016, the Company entered into a Reimbursement Agreement with RMS (the “Reimbursement Agreement”). The Company agreed to reimburse RMS (together with its officers, directors, employees, beneficiaries, trustees, representatives and agents)(“Reimbursed Persons”) for reasonable and documented fees and out-of-pocket expenses of RMS’s financial, legal and public relations advisors incurred in evaluating and negotiating the Reclassification. In addition, the Company agreed to reimburse the Reimbursed Persons for (i) reasonable costs and expenses incurred in connection with any Proceeding (as defined in the Reimbursement Agreement) to which such Reimbursed Person is a party or otherwise involved in and (ii) any losses, damages or liabilities actually and reasonably suffered or incurred in any such Proceeding by a Reimbursed Person.

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Accumulated Other Comprehensive Loss
The following table summarizes the components of accumulated other comprehensive income (loss) (“accumulated OCI”):

	March 31, 2017	December 31, 2016
	(in thousands)
Unrealized losses on interest rate derivative contracts (1)	$12,760	$14,473
Noncontrolling interest	(59)	(63)
Accumulated Other Comprehensive Loss	$12,701	$14,410

(1)	Includes unrealized losses on interest rate swaps accounted for as hedges held by certain of the Company’s equity method investees.
The following table summarizes the changes, net of noncontrolling interest, of accumulated OCI by component:

	Foreign Currency Translation	Interest Rate Contracts	Total
	(in thousands)
Three Months Ended March 31, 2017
Balance, January 1, 2017	$—	$(14,410)	$(14,410)
Gain recognized in accumulated OCI	—	241	241
Loss reclassified from accumulated OCI	—	1,468	1,468
Total other comprehensive income	—	1,709	1,709
Balance, March 31, 2017	$—	$(12,701)	$(12,701)
Three Months Ended March 31, 2016
Balance, January 1, 2016	$(95)	$(67,810)	$(67,905)
Gain (loss) recognized in accumulated OCI	84	(8,085)	(8,001)
Loss reclassified from accumulated OCI	—	10,157	10,157
Total other comprehensive income	84	2,072	2,156
Balance, March 31, 2016	$(11)	$(65,738)	$(65,749)
The following table summarizes losses reclassified from accumulated OCI and their location on the Consolidated Statements of Operations:

Accumulated OCI Components	Loss Reclassified from Accumulated OCI	Location on Consolidated Statements of Operations
	(in thousands)
Three Months Ended March 31, 2017
Interest rate contracts	$763	Interest expense
Interest rate contracts	709	Earnings from unconsolidated entities
	1,472	Total before noncontrolling interest
	(4)	Noncontrolling interest
	$1,468	Loss reclassified from accumulated OCI
Three Months Ended March 31, 2016
Interest rate contracts	$9,233	Interest expense
Interest rate contracts	113	Net gain on disposition of full or partial interest in rental properties, net of tax
Interest rate contracts	815	Earnings from unconsolidated entities
	10,161	Total before noncontrolling interest
	(4)	Noncontrolling interest
	$10,157	Loss reclassified from accumulated OCI
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
Notes to Consolidated Financial Statements
(Unaudited)

Organizational Transformation and Termination Benefits
The following table summarizes the components of organizational transformation and termination benefits:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Termination benefits	$4,152	$4,951
Shareholder activism costs	373	—
Reorganization costs	—	2,997
REIT conversion costs	—	772
Total	$4,525	$8,720
During the three months ended March 31, 2017 and 2016, the Company experienced a workplace reduction and recorded termination benefits expenses (outplacement and severance payments based on years of service and other defined criteria).
Shareholder activism costs are comprised of advisory, legal and other professional fees associated with activism matters. Reorganization costs consist primarily of consulting and other professional fees related to the 2016 restructuring of the organization by function (operations, development and corporate support). REIT conversion costs consist primarily of legal, accounting, consulting and other professional fees. The Company has segregated these costs along with termination benefits and reported these amounts as organizational transformation and termination benefits in the Consolidated Statements of Operations and reported in the Corporate segment.
The following table summarizes the activity in the accrued severance balance for termination benefits:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Accrued severance benefits, beginning balance	$9,969	$16,338
Termination benefits expense	4,152	4,951
Payments	(5,063)	(9,567)
Accrued severance benefits, ending balance	$9,058	$11,722

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Supplemental Non-Cash Disclosures
The following table summarizes the impact to the applicable balance sheet line items as a result of various non-cash transactions. Non-cash transactions primarily include dispositions of operating properties whereby the nonrecourse mortgage debt is assumed by the buyer or otherwise extinguished at closing, exchanges of 2006 Units or senior notes for Class A common stock, changes in consolidation methods of fully consolidated properties due to the occurrence of triggering events including, but not limited to, disposition of a partial interest in rental properties, change in construction payables and other capital expenditures, notes receivable from the sale of rental properties or development project, redemption of redeemable noncontrolling interest, adoption of new accounting guidance for debt issuance costs and capitalization of stock-based compensation granted to employees directly involved with the development and construction of real estate.

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Non-cash changes to balance sheet - Investing Activities
Projects under construction and development	$7,513	$(5,866)
Completed rental properties	(60,956)	(1,139,144)
Restricted cash	—	(12,265)
Notes receivable	2,000	275,700
Investments in and advances to affiliates - due to dispositions or change in control	(2,890)	96,843
Investments in and advances to affiliates - other activity	166	(3,136)
Total non-cash effect on investing activities	$(54,167)	$(787,868)
Non-cash changes to balance sheet - Financing Activities
Nonrecourse mortgage debt and notes payable, net	$(46,907)	$(799,156)
Convertible senior debt, net	—	(125)
Class A common stock	1	—
Additional paid-in capital	9,779	(14,387)
Redeemable noncontrolling interest	—	(159,202)
Noncontrolling interest	(7,456)	19,344
Total non-cash effect on financing activities	$(44,583)	$(953,526)

B. Notes Receivable
The following table summarizes the components of the Company’s interest bearing notes receivable:

	March 31, 2017	December 31, 2016	Maturity Date	Weighted Average Interest Rate
	(in thousands)
Stapleton	$145,707	$141,034	Various	8.63%
The Nets sale	125,100	125,100	January 2021	4.50%
Barclays Center sale	92,600	92,600	January 2019	4.50%
Other	19,339	24,429	Various	4.94%
Total	$382,746	$383,163

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

C. Nonrecourse Mortgage Debt and Notes Payable, Net
The following table summarizes the nonrecourse mortgage debt and notes payable, net maturities as of March 31, 2017:

Years Ending December 31,
(in thousands)
2017	$218,065
2018	464,409
2019	454,806
2020	210,028
2021	191,324
Thereafter	1,608,801
3,147,433
Net unamortized mortgage procurement costs	(35,586)
Total	$3,111,847

D. Revolving Credit Facility
In November 2015, the Company entered into a Revolving Credit Agreement which provided for total available borrowings of $500,000,000 (increased to $600,000,000 in May 2016) and contains an accordion provision, subject to bank approval, allowing the Company to increase total available borrowings to $750,000,000 (“Revolving Credit Facility”).
The Revolving Credit Facility matures in November 2019, and provides for two six-month extension periods, subject to certain conditions. Borrowings bear interest at the Company’s option at either London Interbank Offered Rate (“LIBOR”) (0.98% at March 31, 2017) plus a margin of 1.15% - 1.85% (1.25% at March 31, 2017) or the Prime Rate (4.00% at March 31, 2017) plus a margin of 0.15% - 0.85% (0.25% at March 31, 2017). In addition, the Revolving Credit Facility is subject to an annual facility fee of 0.20% - 0.35% (0.25% at March 31, 2017) of total available borrowings. Up to $150,000,000 of the available borrowings can be used for letters of credit. The applicable margins and annual facility fee are based on the Company’s total leverage ratio (adjusted quarterly, if applicable).
The Revolving Credit Facility has restrictive covenants, including a prohibition on certain types of dispositions, mergers, consolidations, and limitations on lines of business the Company is allowed to conduct. Additionally, the Revolving Credit Facility contains financial covenants, including the maintenance of a maximum total leverage ratio, maximum secured and unsecured leverage ratios, maximum secured recourse leverage ratio, a minimum fixed charge coverage ratio, and a minimum unencumbered interest coverage ratio (all as specified in the Revolving Credit Agreement). At March 31, 2017, the Company was in compliance with all of these financial covenants.
The following table summarizes available credit on the Revolving Credit Facility:

	March 31, 2017	December 31, 2016
	(in thousands)
Total available borrowings	$600,000	$600,000
Less:
Outstanding borrowings	—	—
Letters of credit	43,933	44,215
Available credit	$556,067	$555,785
As of March 31, 2017 and December 31, 2016, unamortized debt issuance costs related to the Revolving Credit Facility of $2,518,000 and $2,757,000, respectively, are included in other assets on the Consolidated Balance Sheets.

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

E. Term Loan, Net
In May 2016, the Company entered into a Term Loan Credit Agreement which provides a $335,000,000 senior unsecured term loan credit facility (“Term Loan”). In November 2016, the Company borrowed the entire $335,000,000 available.
The Term Loan matures in May 2021 and the outstanding balance bears interest at the Company’s option at either LIBOR (based on the approximate date of borrowings and adjusted monthly thereafter) (0.78% at March 31, 2017) plus a margin of 1.30% - 2.20% (1.45% at March 31, 2017) or the Prime Rate plus a margin of 0.30% - 1.20% (0.45% at March 31, 2017). The applicable margins are based on the Company’s total leverage ratio. Upon the Company obtaining an investment grade credit rating, established by certain debt rating agencies for the Company’s long term, senior, unsecured non-credit enhanced debt (the “Debt Ratings”), the applicable margin will, at the Company’s election, be based on the Company’s then-current Debt Ratings.
The Term Loan contains identical financial covenants as the Revolving Credit Facility as described in Note D – Revolving Credit Facility. Additionally, the Term Loan contains customary events of default provisions, including failure to pay indebtedness, breaches of covenants and bankruptcy or other insolvency events, which could result in the acceleration of all amounts and cancellation of all commitments outstanding under the Term Loan, as well as customary representations and warranties and affirmative and negative covenants.
The following table summarizes outstanding borrowings of the Term Loan, net:

	March 31, 2017	December 31, 2016
	(in thousands)
Total outstanding borrowings	$335,000	$335,000
Net unamortized debt procurement costs	(1,632)	(1,732)
Total	$333,368	$333,268

F. Convertible Senior Debt, Net
The following table summarizes the convertible senior debt, net:

	March 31, 2017	December 31, 2016
	(in thousands)
4.250% Notes due 2018	$73,216	$73,216
3.625% Notes due 2020	40,021	40,021
	113,237	113,237
Net unamortized debt procurement costs	(942)	(1,056)
Total	$112,295	$112,181
During the three months ended March 31, 2016, the Company entered into separate, privately negotiated exchange agreements with certain holders of the Company’s convertible senior notes. Under the terms of the agreements, holders agreed to exchange certain notes for either shares of Class A common stock or cash payments. Under the accounting guidance for induced conversions of convertible debt, additional amounts paid to induce the holders to exchange the notes were expensed resulting in a loss on extinguishment of debt.
The following table summarizes the convertible senior debt transactions completed during the three months ended March 31, 2016:

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
The effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges is recorded in accumulated OCI and is subsequently reclassified into earnings during the period the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value is recognized directly in earnings. Ineffectiveness was insignificant during the three months ended March 31, 2017 and 2016. As of March 31, 2017, the Company expects it will reclassify amounts recorded in accumulated OCI into earnings as an increase in interest expense of approximately $4,924,000 within the next twelve months. However, the actual amount reclassified could vary due to future changes in the fair value of these derivatives.
Fair Value Hedges of Interest Rate Risk
The Company enters into total rate of return swaps (“TROR”) on various tax-exempt fixed-rate borrowings. The TROR convert borrowings from a fixed rate to a variable rate. The TROR requires the payment of a variable interest rate, generally equivalent to the Securities Industry and Financial Markets Association (“SIFMA”) rate (0.91% at March 31, 2017) plus a spread. Additionally, the Company has guaranteed the fair value of the underlying borrowings. Fluctuation in the value of the TROR is offset by the fluctuation in the value of the underlying borrowings, resulting in minimal financial impact. At March 31, 2017, the aggregate notional amount of TROR designated as fair value hedging instruments is $551,985,000. The underlying TROR borrowings are subject to a fair value adjustment.

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
The Company has certain undesignated TROR where the associated debt is held by an unconsolidated affiliate or unrelated third parties. The change in fair value of these TROR is recognized in earnings. At March 31, 2017, the aggregate notional amount of these TROR is $137,736,000.
In instances where the Company enters into separate derivative instruments effectively hedging the same debt for consecutive annual periods, the duplicate amount of notional is excluded from the following disclosure in an effort to provide information that enables the financial statement user to understand the Company’s volume of derivative activity.

The following table summarizes the fair values and location in the Consolidated Balance Sheets of all derivative instruments:

	Fair Value of Derivative Instruments
	March 31, 2017
	Asset Derivatives (included in Other Assets)		Liability Derivatives (included in Accounts Payable, Accrued Expenses and Other Liabilities)
	Current Notional	Fair Value	Current Notional	Fair Value
	(in thousands)
Derivatives Designated as Hedging Instruments
Interest rate swaps	$64,029	$804	$34,542	$1,294
TROR	235,970	4,735	316,015	6,818
Total	$299,999	$5,539	$350,557	$8,112
Derivatives Not Designated as Hedging Instruments
Interest rate caps	$69,518	$—	$—	$—
TROR	100,718	5,139	37,018	11,780
Total	$170,236	$5,139	$37,018	$11,780

	December 31, 2016
Derivatives Designated as Hedging Instruments
Interest rate swaps	$64,248	$593	$34,666	$1,504
TROR	235,970	5,008	316,015	12,442
Total	$300,218	$5,601	$350,681	$13,946
Derivatives Not Designated as Hedging Instruments
Interest rate caps	$69,518	$—	$—	$—
TROR	100,800	4,117	37,044	12,256
Total	$170,318	$4,117	$37,044	$12,256

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

The following table summarizes the impact of gains and losses related to derivative instruments designated as cash flow hedges included in the accumulated OCI section of the Consolidated Balance Sheets and in equity in earnings and interest expense in the Consolidated Statements of Operations:

		Loss Reclassified from Accumulated OCI
Derivatives Designated as Cash Flow Hedging Instruments	Gain (Loss) Recognized in OCI (Effective Portion)	Location on Consolidated Statements of Operations	Effective Amount	Ineffective Amount
	(in thousands)
Three Months Ended March 31, 2017
Interest rate caps and interest rate swaps	$241	Interest expense	$(722)	$(41)
		Earnings from unconsolidated entities	(709)	—
Total	$241		$(1,431)	$(41)
Three Months Ended March 31, 2016
Interest rate caps and interest rate swaps	$(8,085)	Interest expense	$(9,214)	$(19)
		Net gain on disposition of full or partial interest in rental properties, net of tax	(113)	—
		Earnings from unconsolidated entities	(815)	—
Total	$(8,085)		$(10,142)	$(19)
The following table summarizes the impact of gains and losses related to derivative instruments not designated as cash flow hedges in the Consolidated Statements of Operations:

	Net Gain (Loss) Recognized
	Three Months Ended March 31,
	2017	2016
	(in thousands)
Derivatives Designated as Fair Value Hedging Instruments
TROR (1)	$5,351	$(929)
Derivatives Not Designated as Hedging Instruments
Interest rate caps and interest rate swaps	$(107)	$(94)
TROR	1,498	(1,400)
Total	$1,391	$(1,494)

(1)
The net gain (loss) recognized in interest expense from the change in fair value of the underlying TROR borrowings was $(5,351) and $929 for the three months ended March 31, 2017 and 2016, respectively, offsetting the gain (loss) recognized on the TROR.

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
Agreements with derivative counterparties contain provisions under which the counterparty could terminate the derivative obligations if the Company defaults on its obligations under the Revolving Credit Agreement and designated conditions are fulfilled. In instances where the Company’s subsidiaries have derivative obligations secured by a mortgage, the derivative obligations could be terminated if the indebtedness between the two parties is terminated, either by loan payoff or default of the indebtedness. In addition, certain subsidiaries have agreements containing provisions whereby the subsidiaries must maintain certain minimum financial ratios. As of March 31, 2017, the Company does not have any derivative contracts containing credit-risk related contingent features, such as a credit rating downgrade, that may trigger collateral to be posted with a counterparty.

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

The following table summarizes information about collateral posted for derivatives in liability positions as of March 31, 2017:

	Collateral Information
	Notional Amount	Fair Value Prior to Nonperformance Risk	Nonperformance Risk	Collateral Posted	Nature of Collateral	Credit Risk Contingent Feature
	(in thousands)
Property Specific Swaps	$34,542	$1,358	$(64)	$—	Mortgage liens	None
TROR	353,033	18,560	38	58,844	Restricted cash, notes receivable, letters of credit	None
Total	$387,575	$19,918	$(26)	$58,844

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
The following table summarizes information about financial assets and liabilities measured at fair value on a recurring basis, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value:

	March 31, 2017
	Level 1	Level 2	Level 3	Total
	(in thousands)
Interest rate swaps (assets)	$—	$804	$—	$804
Interest rate swaps (liabilities)	—	(1,294)	—	(1,294)
TROR (assets)	—	—	9,874	9,874
TROR (liabilities)	—	—	(18,598)	(18,598)
Fair value adjustment to the borrowings subject to TROR	—	—	2,083	2,083
Total	$—	$(490)	$(6,641)	$(7,131)

	December 31, 2016
	(in thousands)
Interest rate swaps (assets)	$—	$593	$—	$593
Interest rate swaps (liabilities)	—	(1,504)	—	(1,504)
TROR (assets)	—	—	9,125	9,125
TROR (liabilities)	—	—	(24,698)	(24,698)
Fair value adjustment to the borrowings subject to TROR	—	—	7,434	7,434
Total	$—	$(911)	$(8,139)	$(9,050)

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

The following table presents a reconciliation of financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Net TROR	Fair value adjustment to the borrowings subject to TROR	Total
	(in thousands)
Three Months Ended March 31, 2017
Balance, January 1, 2017	$(15,573)	$7,434	$(8,139)
Total realized and unrealized gains (losses):
Included in earnings	6,849	(5,351)	1,498
Balance, March 31, 2017	$(8,724)	$2,083	$(6,641)
Three Months Ended March 31, 2016
Balance, January 1, 2016	$(10,785)	$2,810	$(7,975)
Total realized and unrealized gains (losses):
Included in earnings	(2,329)	929	(1,400)
Balance, March 31, 2016	$(13,114)	$3,739	$(9,375)
The following table presents quantitative information about the significant unobservable inputs used to estimate the fair value of financial instruments measured on a recurring basis as of March 31, 2017:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value March 31, 2017	Valuation Technique	Unobservable Input	Input Values
	(in thousands)
TROR	$(8,724)	Third party bond pricing	Bond valuation	87.63 - 121.25
Fair value adjustment to the borrowings subject to TROR	$2,083	Third party bond pricing	Bond valuation	87.63 - 103.36
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
The following table summarizes the fair value of nonrecourse mortgage debt and notes payable, net (exclusive of the fair value of derivatives), term loan, net and convertible senior debt, net:

	March 31, 2017		December 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Nonrecourse mortgage debt and notes payable, net	$3,111,847	$3,105,758	$3,120,833	$3,105,587
Term loan, net	333,368	333,605	333,268	333,527
Convertible senior debt, net	112,295	124,443	112,181	122,795
Total	$3,557,510	$3,563,806	$3,566,282	$3,561,909

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

I. Capital Stock
On December 5, 2016, the Company’s Board of Directors approved, and the Company entered into, a reclassification agreement with RMS (the “Reclassification Agreement”). Pursuant to the Reclassification Agreement, the Board submitted a proposal for stockholder approval to eliminate the current dual-class share structure at the Company’s 2017 Annual Meeting of Stockholders. Under the terms of the Reclassification Agreement, each outstanding share of the Company’s Class B Common Stock would be converted into 1.31 shares of Class A Common Stock, with a right to cash in lieu of fractional shares. The completion of the proposed reclassification is subject to customary closing conditions and approval by the Company’s stockholders. Upon completion of this transaction, all outstanding shares will be entitled to one vote per share on all matters brought to the Company’s stockholders, including but not limited to, composition of the entire Board of Directors. If approved, the proposed reclassification is expected to be completed promptly after the Company’s 2017 Annual Meeting of Stockholders. There can be no assurance the reclassification will occur based on these terms, or at all.
Certain professional and consulting fees, including amounts paid in accordance with the Reimbursement Agreement with RMS, incurred directly related to the planned stock conversion were recorded as a reduction to additional paid-in capital, in accordance with applicable accounting requirements when raising permanent equity. See the “Related Party Transactions” section of Note A – Accounting Policies for detailed information of the Reimbursement Agreement with RMS.

J. Dividends
Prior to the taxable year ended December 31, 2016, our predecessor, Forest City Enterprises, Inc., operated as a C corporation. A REIT is not permitted to retain earnings and profits (“E&P”) accumulated during the periods when the company or its predecessor was taxed as a C corporation or accumulated by the Company’s or its predecessor’s TRS not converted to a qualified REIT subsidiary. The Company was required to make a distribution to its stockholders that equaled or exceeded its accumulated positive E&P. The 2016 E&P dividend summarized below was based on the estimated cumulative positive E&P of the Company’s predecessor.
The following table summarizes cash dividends declared by the Board of Directors on the Company’s Class A and Class B common stock (in thousands, except per share data):

Type	Date Declared	Record Date	Payment Date	Amount Per Share	Total Cash Payment
2017
Quarterly	March 1, 2017	March 13, 2017	March 27, 2017	$0.09	$23,441

2016
Quarterly	November 30, 2016	December 12, 2016	December 23, 2016	$0.06	$15,620
Quarterly	August 18, 2016	September 2, 2016	September 16, 2016	$0.06	$15,621
Quarterly	May 17, 2016	June 10, 2016	June 24, 2016	$0.06	$15,623
Quarterly	February 18, 2016	March 4, 2016	March 18, 2016	$0.06	$15,596
E&P	February 18, 2016	March 4, 2016	March 18, 2016	$0.10	$25,992
			Total	$0.34	$88,452

K. Stock-Based Compensation
During the three months ended March 31, 2017, the Company granted 26,112 stock options, 663,595 shares of restricted stock and 243,571 performance shares under the Company’s 1994 Stock Plan. The stock options had a grant-date fair value of $4.79, which was computed using the Black-Scholes option-pricing model using the following assumptions: expected term of 5.5 years, expected volatility of 25.1%, risk-free interest rate of 2.12%, and expected dividend yield of 1.69%. The exercise price of the options is $21.83, the closing price of the underlying Class A common stock on the date of grant. The restricted stock had a grant-date fair value of $21.83 per share, the closing price of the Class A common stock on the date of grant. The performance shares had a grant-date fair value of $24.91 per share, which was computed using a Monte Carlo simulation.
At March 31, 2017, $473,000 of unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 12 months, $24,630,000 of unrecognized compensation cost related to restricted stock is expected to be recognized over a weighted-average period of 26 months, and $12,452,000 of unrecognized compensation cost related to performance shares is expected to be recognized over a weighted-average period of 22 months.

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

The following table summarizes stock-based compensation costs and related deferred income tax benefit recognized in the financial statements:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Stock option costs	$200	$297
Restricted stock costs	5,138	5,548
Performance share costs	2,018	2,146
Total stock-based compensation costs	7,356	7,991
Less amount capitalized into qualifying real estate projects	(2,492)	(1,831)
Amount charged to operating expenses	4,864	6,160
Depreciation expense on capitalized stock-based compensation	215	202
Total stock-based compensation expense	$5,079	$6,362
Deferred income tax benefit	$168	$189
The amount of grant-date fair value expensed immediately for awards granted to retirement-eligible grantees during the three months ended March 31, 2017 and 2016 was $867,000 and $1,166,000, respectively.
In connection with the vesting of restricted stock and performance shares during the three months ended March 31, 2017 and 2016, the Company repurchased 157,304 shares and 220,860 shares, respectively, of Class A common stock to satisfy the employees’ related minimum statutory tax withholding requirements. Shares repurchased for the three months ended March 31, 2017 and 2016 were returned to unissued shares with an aggregate cost basis of $3,436,000 and $4,319,000, respectively.

L. Write-Offs of Abandoned Development Projects and Demolition Costs
The Company reviews each project under development to determine whether it is probable the project will be developed. If management determines the project will not be developed, its project costs and other related expenses are written off as an abandoned development project cost. The Company abandons projects under development for a number of reasons, including, but not limited to, changes in local market conditions, increases in construction or financing costs or third party challenges related to entitlements or public financing. The Company recorded no write-offs of abandoned development projects and demolition costs during the three months ended March 31, 2017 and 2016, respectively.
The Company incurred write-offs of abandoned development projects and demolition costs of unconsolidated entities of $351,000 during the three months ended March 31, 2017, which is included in equity in earnings and represents non-capitalizable demolition costs at a redevelopment property. The Company incurred no write-offs of abandoned development projects and demolition costs of unconsolidated entities for the three months ended March 31, 2016.

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
The following table summarizes the Company’s impairment of real estate included in continuing operations:

		Three Months Ended March 31,
		2017	2016
		(in thousands)
Shops at Wiregrass (Regional Mall)	Tampa, Florida	$—	$12,464

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
Impairment of Unconsolidated Entities
The Company reviews its portfolio of unconsolidated entities for other-than-temporary impairments whenever events or changes indicate its carrying value in the investments may be in excess of fair value. An equity method investment’s value is impaired if management’s estimate of its fair value is less than the carrying value and the difference is deemed to be other-than-temporary. In estimating fair value, assumptions that may be used include comparable sale prices, market discount rates, market capitalization rates and estimated future discounted cash flows specific to the geographic region and property type, all of which are considered Level 3 inputs. For recently opened properties, assumptions also include the timing of initial property lease up. In the event initial property lease up assumptions differ from actual results, estimated future discounted cash flows may vary, resulting in impairment charges in future periods. There were no impairments of unconsolidated entities recorded during the three months ended March 31, 2017 and 2016.

N. Loss on Extinguishment of Debt
For the three months ended March 31, 2017 and 2016, the Company recorded $2,843,000, and $29,084,000, respectively, as loss on extinguishment of debt. The amount for 2017 primarily relates to a loss on extinguishment of nonrecourse mortgage debt at Illinois Science and Technology Park, office buildings in Skokie, Illinois that were sold during the quarter. The loss on extinguishment of debt recorded for 2016 primarily relates to separate, privately negotiated exchange transactions involving a portion of the Company’s 2016, 2018 and 2020 Senior Notes. See Note F – Convertible Senior Debt, Net for detailed information.

O . Net Gain on Disposition of Interest in Unconsolidated Entities
The following table summarizes the net gain on disposition of interest in unconsolidated entities which are included in earnings (loss)from unconsolidated entities.

		Three Months Ended March 31,
		2017	2016
		(in thousands)
Federally assisted housing apartments (6)	Various	$9,349	$—
Shops at Bruckner Boulevard (Specialty Retail Center)	Bronx, New York	8,183	—
Other		169	—
		$17,701	$—
During the three months ended March 31, 2017, the Company sold its entire ownership interest in Shops at Bruckner Boulevard, an unconsolidated specialty retail center in Bronx, New York. The sale generated net cash proceeds of $8,863,000 at the Company’s ownership share, of which $5,464,000 was not distributed to the Company and remained in the Company’s joint venture to be used for anticipated 2017 debt paydowns.

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

During the three months ended March 31, 2017, the Company completed the sale of six of our federally assisted housing (“FAH”)apartment communities, consisting of 1,369 units. The dispositions resulted in net cash proceeds of $18,122,000. Subsequent to March 31, 2017, the Company completed the sale of eight additional FAH apartment communities, consisting of 1,404 units. The dispositions generated net cash proceeds of approximately $23,400,000.

P. Income Taxes
The Company has historically filed a consolidated United States federal tax return, which includes all of its wholly owned subsidiaries. For its taxable year ended December 31, 2016, the Company intends to file as a REIT, which it will accomplish by filing the 2016 Form 1120-REIT with the Internal Revenue Service on or before October 15, 2017. The Company’s TRSs will file as C corporations. The Company also files individual separate income tax returns in various states.
As a REIT, the Company is required to annually distribute to its stockholders an amount equal to at least 90% of its REIT taxable income (computed without regard to the dividends paid deduction and net capital gain and net of any available net operating losses). The Company may be subject to certain state gross income and franchise taxes, as well as taxes on any undistributed income and federal and state corporate taxes on any income earned by its TRSs. In addition, the Company could be subject to corporate income taxes related to assets held by the REIT which are sold during the five year period following the date of conversion, to the extent such sold assets had a built-in gain on the date of conversion.
Income tax expense was $51,000 and $1,450,000 for the three months ended March 31, 2017 and 2016, respectively. The Company did not recognize any federal corporate income tax on its earnings in the REIT. During the three months ended March 31, 2016, the Company reversed $83,645,000 of deferred tax assets associated with the Military Housing, Westchester’s Ridge Hill, the Nets and Barclays Center disposals.
At December 31, 2016, the TRS had a federal net operating loss carryforward for tax purposes of $204,752,000 available to use on its tax return expiring in the years ending December 31, 2029 through 2036, and charitable contribution deduction carryforward of $1,940,000 expiring in the years ending December 31, 2017 through 2021. At December 31, 2016, the Company had a federal net operating loss carryforward of $180,698,000 available to use on its REIT tax return expiring in the years ending December 31, 2029 through 2036.

Q. Net Gain (Loss) on Disposition of Interest in Development Project
In January 2016, the Company completed the sale of 625 Fulton Avenue, a development site in Brooklyn, New York. The transaction resulted in net cash proceeds of $151,776,000, of which $93,776,000 was received at closing and the remaining $58,000,000 was received during the three months ended June 30, 2016. The Company recorded a net pre-tax gain on disposition of interest in development project of $136,687,000 during the three months ended March 31, 2016.

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

R. Net Gain on Disposition of Full or Partial Interest in Rental Properties, Net of Tax
The following table summarizes the net gain (loss) on disposition of full or partial interest in rental properties, net of tax:

		Three Months Ended March 31,
		2017	2016
		(in thousands)
Office Buildings:
Illinois Science and Technology Park (4 buildings)	Skokie, Illinois	$3,771	$—
Aperture Center	Albuquerque, New Mexico	—	(171)
Military Housing	Various	—	141,675
Avenue at Tower City Center (Specialty Retail Center) & Tower City Parking	Cleveland, Ohio	—	14,207
QIC Joint Venture-Westchester’s Ridge Hill (Regional Mall)	Yonkers, New York	—	343
Other		5,532	—
		9,303	156,054
Income tax effect		—	(66,413)
		$9,303	$89,641
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

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

S. Discontinued Operations
On January 29, 2016, the Company completed the sale of its 55% ownership interest in Barclays Center and 20% equity method ownership interest in the Nets (collectively, the “Disposal Group”). The sales price for our equity interest in Barclays Center was $162,600,000, generating net cash proceeds of $60,924,000 and a note receivable of $92,600,000, which bears interest at 4.50% per annum payable semi-annually and matures in 2019. In addition, the buyer assumed the gross debt totaling $457,745,000. The sales price for our equity interest in the Nets was $125,100,000 payable entirely in the form of a note receivable, which bears interest at 4.50% per annum payable at maturity and matures in 2021.
The following tables summarize the operating results related to discontinued operations:

Three Months Ended March 31, 2016
(in thousands)
Revenues	$14,792
Expenses
Operating expenses	12,540
Depreciation and amortization	23
12,563
Interest expense	(3,540)
Amortization of mortgage procurement costs	(61)
Loss before income taxes and loss from unconsolidated entities	(1,372)
Loss from unconsolidated entities	(1,400)
Loss before income taxes	(2,772)
Income tax benefit	(824)
Loss before gain on disposal group	(1,948)
Gain on disposition of disposal group, net of tax	64,553
Earnings from discontinued operations	62,605
Noncontrolling interest
Operating loss from disposal group	(776)
Earnings from discontinued operations attributable to Forest City Realty Trust, Inc.	$63,381
The following table summarizes the pre-tax gain on disposition of the Disposal Group:

Three Months Ended March 31, 2016
(in thousands)
The Nets	$136,247
Barclays Center	(56,481)
79,766
Income tax effect (1)	(15,213)
$64,553

(1)	Primarily represents non-cash deferred taxes recognized upon the reversal of the deferred tax asset used to offset the taxable gain on the sales of assets held by the TRS.

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

T. Earnings Per Share
The Company’s restricted stock is considered a participating security pursuant to the two-class method for computing earnings per share (“EPS”). The 2006 Units, which are reflected as noncontrolling interests in the Consolidated Balance Sheets, are considered convertible participating securities as they are entitled to participate in dividends paid to the Company’s common stockholders. The 2006 Units are included in the computation of basic EPS using the two-class method and are included in the computation of diluted EPS using the if-converted method. The Class A common stock issuable in connection with conversion of the 2016 Senior Notes, 2018 Senior Notes and 2020 Senior Notes is included in the computation of diluted EPS using the if-converted method.
The reconciliation of the basic and diluted EPS computations is shown in the following table:

	Three Months Ended March 31,
	2017	2016
Numerators (in thousands)
Earnings from continuing operations attributable to Forest City Realty Trust, Inc.	$40,917	$180,654
Distributed and undistributed earnings allocated to participating securities	(374)	(2,359)
Earnings from continuing operations attributable to common stockholders ‑ Basic	$40,543	$178,295
Interest on convertible debt	—	1,141
Earnings from continuing operations attributable to common stockholders ‑ Diluted	$40,543	$179,436
Net earnings attributable to Forest City Realty Trust, Inc.	$40,917	$244,035
Distributed and undistributed earnings allocated to participating securities	(374)	(3,300)
Net earnings attributable to common stockholders ‑ Basic	$40,543	$240,735
Interest on convertible debt	—	1,141
Net earnings attributable to common stockholders ‑ Diluted	$40,543	$241,876
Denominators
Weighted average shares outstanding ‑ Basic	258,797,277	257,951,076
Effect of stock options and performance shares	402,992	450,522
Effect of convertible debt	—	5,033,629
Weighted average shares outstanding ‑ Diluted (1)	259,200,269	263,435,227
Earnings Per Share
Earnings from continuing operations attributable to common stockholders ‑ Basic	$0.16	$0.69
Earnings from continuing operations attributable to common stockholders ‑ Diluted	$0.16	$0.68
Net earnings attributable to common stockholders ‑ Basic	$0.16	$0.93
Net earnings attributable to common stockholders ‑ Diluted	$0.16	$0.92

(1)
Incremental shares from restricted stock and convertible securities aggregating 7,860,297 and 8,518,583 for the three months ended March 31, 2017 and 2016, respectively, were not included in the computation of diluted EPS because their effect is anti-dilutive. Weighted-average options, restricted stock and performance shares of 2,167,229 and 3,176,672 for the three months ended March 31, 2017 and 2016, respectively, were not included in the computation of diluted EPS because their effect is anti-dilutive under the treasury stock method.

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

U. Segment Information
The Company recently completed an internal reorganization and began presenting reportable segments based on this new structure for the reporting period ended September 30, 2016. The new structure is organized around the Company’s real estate operations, real estate development and corporate support service functions. The prior period has been recast to conform to the current period’s reportable segment presentation.
The following tables summarize financial data for the Company’s reportable operating segments. All amounts are presented in thousands.

	March 31, 2017	December 31, 2016
	Identifiable Assets
Office	$3,100,965	$3,192,840
Apartments	2,385,684	2,406,768
Retail	515,456	521,015
Total Operations	6,002,105	6,120,623
Development	1,875,860	1,799,138
Corporate	278,679	308,836
	$8,156,644	$8,228,597

	Three Months Ended March 31,		Three Months Ended March 31,
	2017	2016	2017	2016
	Revenues		Operating Expenses
Office	$113,539	$115,608	$42,776	$45,898
Apartments	72,098	71,168	33,904	36,629
Retail	14,750	25,191	10,754	17,048
Total Operations	200,387	211,967	87,434	99,575
Development	15,619	10,778	18,448	18,790
Corporate	—	—	20,108	25,832
Other	—	3,518	—	2,730
	$216,006	$226,263	$125,990	$146,927

	Depreciation and Amortization		Capital Expenditures
Office	$33,999	$34,403	$14,302	$9,501
Apartments	18,651	18,737	3,920	1,955
Retail	3,065	7,027	415	2,041
Total Operations	55,715	60,167	18,637	13,497
Development	7,166	2,587	78,027	152,806
Corporate	674	331	21	—
Other	—	126	—	—
	$63,555	$63,211	$96,685	$166,303
The Company uses Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") to report its operating results by segment. Adjusted EBITDA, a non-GAAP measure, is defined as net earnings excluding the following items at the Company's ownership: i) non-cash charges for depreciation and amortization; ii) interest expense; iii) amortization of mortgage procurement costs; iv) income taxes; v) impairment of real estate; vi) gains or losses from extinguishment of debt; vii) gains or losses on full or partial disposition of rental properties, development projects and other investments; viii) gains or losses on change in control of interests; ix) other transactional items, including organizational transformation and termination benefits; and x) the Nets pre-tax EBITDA.
The Company believes that Adjusted EBITDA is an appropriate measure to assess operating performance by segment as it represents ongoing key operating components of each segment without regard to how the business is financed. The Company’s Chief Executive Officer, the chief operating decision maker, uses Adjusted EBITDA, as presented, to assess performance of the Company’s real estate assets by reportable operating segment because it provides information on the financial performance of the core real estate portfolio operations, development, corporate general and administrative expenses and interest and other income derived from the Company's investments. Adjusted EBITDA measures the profitability of each real estate segment in operations based on the process of collecting rent and paying operating expenses and represents the equivalent of Net Operating Income (“NOI”), a non-GAAP measure, as all property level interest expense is reported in the Corporate segment. NOI by operating segment is discussed in the Net Operating Income section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) of this Form 10-Q. For the development segment, adjusted EBITDA measures the profitability of our land development sales activity and any recently opened unstabilized properties, offset by development expenses that do not qualify for capitalization. Interest expense is monitored and evaluated by the chief operating decision maker on an overall company-wide basis and is not a factor in evaluating individual segment performance.

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

The reconciliations of net earnings (loss) to Adjusted EBITDA by segment are shown in the following tables. All amounts are presented in thousands.

Three Months Ended March 31, 2017	Office	Apartments	Retail	Total Operations	Development	Corporate	Other	Total
Net earnings (loss) attributable to Forest City Realty Trust, Inc.	$42,309	$41,516	$31,358	$115,183	$(10,577)	$(63,689)	$—	$40,917
Depreciation and amortization	34,862	22,491	15,850	73,203	5,174	674	—	79,051
Interest expense	—	—	—	—	—	47,831	—	47,831
Amortization of mortgage procurement costs	—	—	—	—	—	1,832	—	1,832
Income tax expense	—	—	—	—	—	51	—	51
Loss on extinguishment of debt	—	—	—	—	—	4,466	—	4,466
Net gain on disposition of full or partial interests in rental properties	(3,771)	(5,532)	—	(9,303)	—	—	—	(9,303)
Gain on disposition of unconsolidated entities	—	(9,518)	(8,183)	(17,701)	—	—	—	(17,701)
Organizational transformation and termination benefits	—	—	—	—	—	4,525	—	4,525
Adjusted EBITDA Attributable to Forest City Realty Trust, Inc.	$73,400	$48,957	$39,025	$161,382	$(5,403)	$(4,310)	$—	$151,669

Three Months Ended March 31, 2016	Office	Apartments	Retail	Total Operations	Development	Corporate	Other	Total
Net earnings (loss) attributable to Forest City Realty Trust, Inc.	$35,068	$22,782	$25,432	$83,282	$128,123	$(189,558)	$222,188	$244,035
Depreciation and amortization	34,364	22,845	20,109	77,318	1,695	331	302	79,646
Interest expense	—	—	—	—	—	58,725	—	58,725
Amortization of mortgage procurement costs	—	—	—	—	—	2,406	—	2,406
Income tax expense	—	—	—	—	—	82,822	—	82,822
Impairment of consolidated real estate	—	—	12,464	12,464	—	—	—	12,464
Loss on extinguishment of debt	—	—	—	—	—	29,084	—	29,084
Net gain on disposition of interest in development project	—	—	—	—	(136,687)	—	—	(136,687)
Net gain on disposition of full or partial interests in rental properties	(14)	—	(14,550)	(14,564)	—	—	(141,675)	(156,239)
Organizational transformation and termination benefits	—	—	—	—	—	8,720	—	8,720
Discontinued operations:
Depreciation and Amortization - Real Estate	—	—	—	—	—	—	35	35
Loss on disposition of rental properties	—	—	—	—	—	—	56,481	56,481
Net gain on disposition of partial interest in other investment - Nets	—	—	—	—	—	—	(136,247)	(136,247)
Nets pre-tax EBITDA	—	—	—	—	—	—	1,400	1,400
Adjusted EBITDA Attributable to Forest City Realty Trust, Inc.	$69,418	$45,627	$43,455	$158,500	$(6,869)	$(7,470)	$2,484	$146,645

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) of Forest City Realty Trust, Inc. and subsidiaries should be read in conjunction with the financial statements and footnotes thereto contained in the annual report on Form 10-K for the year ended December 31, 2016.
RESULTS OF OPERATIONS
Corporate Description
We principally engage in the operation, development, management and acquisition of office, apartment and retail real estate and land throughout the United States. We have approximately $8.2 billion of consolidated assets in 20 states and the District of Columbia at March 31, 2017. Our core markets include Boston, Chicago, Dallas, Denver, Los Angeles, Philadelphia, and the greater metropolitan areas of New York City, San Francisco and Washington D.C. We have regional offices in Boston, Dallas, Denver, Los Angeles, New York City, San Francisco, Washington, D.C., and our corporate headquarters in Cleveland, Ohio.
Company Milestones
Significant milestones achieved during the first quarter of 2017 include:

•	Completed the sale of six of our unconsolidated federally assisted housing (“FAH”) apartment communities, consisting of 1,369 units. The dispositions resulted in net cash proceeds of $18,122,000;

•	Completed the sale of Illinois Science & Technology Park, comprised of four life science office buildings in Skokie, Illinois. The sale generated net cash proceeds of $16,494,000;

•
Completed the sale of Shops at Bruckner Boulevard, an unconsolidated specialty retail center in Bronx, New York. The sale generated net cash proceeds of $8,863,000 at our ownership share, of which $5,464,000 was not distributed to us and remained in our joint venture to be used for anticipated 2017 debt paydowns;

•	Property openings (including phased openings):

◦	535 Carlton, an apartment community in Brooklyn, New York;

◦	550 Vanderbilt, a condominium community in Brooklyn, New York; and

◦	Eliot on 4th, an apartment community in Washington, D.C.

•	Commenced construction at The Yards - The Guild and Capper 769, apartment communities in Washington, D.C.; and

•
Declared and paid a $0.09 per share cash dividend on our Class A and Class B common stock for the first quarter of 2017, representing an increase of $0.03 per share (50%) from the fourth quarter of 2016.

In addition, subsequent to March 31, 2017, we achieved the following significant milestones:

•	The appointment by the Board of Directors, effective April 21, 2017, of Z. Jamie Behar as an independent Class B Director to fill a vacancy on the Board of Directors;

•
The approval by the Board of Directors on April 21, 2017, of the nomination of Craig Macnab, as an independent Class B Director to stand for election at the Company’s 2017 Annual Meeting of Stockholders; and

•	Completed the sale of eight of our FAH apartment communities, consisting of 1,404 units. The dispositions generated net cash proceeds of approximately $23,400,000.

Net Operating Income
Net Operating Income (“NOI”), a non-GAAP measure, reflects our share of the core operations of our rental real estate portfolio, prior to any financing activity. NOI is defined as revenues less operating expenses at our ownership within our Office, Apartments, Retail, and Development segments, except for revenues and cost of sales associated with sales of land held in these segments. The activities of our Corporate and Other segments do not involve the operations of our rental property portfolio and therefore are excluded from our NOI. Our historical total NOI dollars included our partner’s noncontrolling interest in the revenues and operating expenses of our consolidated subsidiaries. Beginning in the three months ended December 31, 2016, we began excluding these noncontrolling interest amounts to only report total NOI dollars at our ownership share. The prior period was adjusted for comparability purposes. We had consistently removed NOI from non-controlling interests from our comparable NOI percentage calculation, so this calculation does not require adjustment.
We believe NOI provides important information about our core operations and, along with earnings before income taxes, is necessary to understand our business and operating results. Because NOI excludes general and administrative expenses, interest expense, depreciation and amortization, revenues and cost of sales associated with sales of land, other non-property income and losses, and gains and losses from property dispositions, it provides a performance measure that, when compared year over year, reflects the revenues and expenses directly associated with owning and operating office, apartment and retail real estate and the impact to operations from trends in occupancy rates, rental rates and operating costs, providing a perspective on operations not immediately apparent from net income. We use NOI to evaluate our operating performance on a portfolio basis since NOI allows us to evaluate the impact that factors such as occupancy levels, lease structure, rental rates, and tenant mix have on our financial results. Investors can use NOI as supplementary information to evaluate our business. In addition, management believes NOI provides useful information to the investment community about our financial and operating performance when compared to other REITs since NOI is generally recognized as a standard measure of performance in the real estate industry. NOI is not intended to be a performance measure that should be regarded as an alternative to, or more meaningful than, our GAAP measures, and may not be directly comparable to similarly-titled measures reported by other companies.

Reconciliation of Earnings (Loss) Before Income Taxes (GAAP) to Net Operating Income (non-GAAP) (in thousands):

	Three Months Ended March 31,
	2017	2016
Earnings (loss) before income taxes (GAAP)	$31,672	$(41,533)
Earnings from unconsolidated entities	(26,979)	(10,536)
Earnings (loss) before income taxes and earnings from unconsolidated entities	4,693	(52,069)
Land sales	(5,760)	(3,933)
Cost of land sales	2,001	340
Other land development revenues	(1,105)	(1,916)
Other land development expenses	2,564	2,348
Corporate general and administrative expenses	15,583	17,112
Organizational transformation and termination benefits	4,525	8,720
Depreciation and amortization	63,555	63,211
Impairment of real estate	—	12,464
Interest and other income	(10,272)	(9,654)
Interest expense	27,975	34,635
Amortization of mortgage procurement costs	1,222	1,665
Loss on extinguishment of debt	2,843	29,084
NOI related to unconsolidated entities (1)	55,100	55,245
NOI related to noncontrolling interest (2)	(9,671)	(8,088)
NOI related to discontinued operations (3)	—	1,198
Net Operating Income (Non-GAAP)	$153,253	$150,362

(1) NOI related to unconsolidated entities:
Equity in earnings (GAAP)	$9,278	$10,536
Exclude non-NOI activity from unconsolidated entities:
Land and non-rental activity, net	(1,136)	(941)
Interest and other income	(1,525)	(365)
Write offs of abandoned development projects and demolition costs	351	—
Depreciation and amortization	23,089	21,674
Interest expense and extinguishment of debt	25,043	24,341
NOI related to unconsolidated entities	$55,100	$55,245

(2) NOI related to noncontrolling interest:
(Earnings) loss from continuing operations attributable to noncontrolling interests (GAAP)	$106	$(2,121)
Exclude non-NOI activity from noncontrolling interests:
Land and non-rental activity, net	246	349
Interest and other income	524	377
Depreciation and amortization	(6,983)	(4,519)
Interest expense and extinguishment of debt	(3,564)	(1,989)
Loss on disposition of full or partial interests in rental properties	—	(185)
NOI related to noncontrolling interest	$(9,671)	$(8,088)

(3) NOI related to discontinued operations:
Operating loss from discontinued operations, net of tax (GAAP)	$—	$(1,126)
Less loss from discontinued operations attributable to noncontrolling interests	—	776
Exclude non-NOI activity from discontinued operations (net of noncontrolling interest):
Depreciation and amortization	—	56
Interest expense	—	1,738
Income tax benefit	—	(246)
NOI related to discontinued operations	$—	$1,198

Comparable NOI
We use comparable NOI, a non-GAAP measure, as a metric to evaluate the performance of our office, apartment and retail properties. This measure provides a same-store comparison of operating results of all stabilized properties that are open and operating in all periods presented. Non-capitalizable development costs and unallocated management and service company overhead, net of service fee revenues, are not directly attributable to an individual operating property and are considered non-comparable NOI. In addition, certain income and expense items at the property level, such as lease termination income, real estate tax assessments or rebates, certain litigation expenses incurred and any related legal settlements and NOI impacts of changes in ownership percentages, are excluded from comparable NOI. Retained properties in lease-up or are otherwise considered non-comparable are disclosed in the Segment Operating Results of the MD&A of this Form 10-Q. Other properties and activities such as Arena, federally assisted housing, military housing, straight-line rent adjustments and participation payments as a result of refinancing transactions are not evaluated on a comparable basis and the NOI from these properties and activities is considered non-comparable NOI.
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
The following is a reconciliation of comparable NOI to total NOI.

	Net Operating Income (in thousands)
	Three Months Ended March 31, 2017			Three Months Ended March 31, 2016			Comparable
	Comparable	Non-Comparable	Total	Comparable	Non-Comparable	Total	NOI % Change
Office	$64,871	$5,075	$69,946	$65,792	$4,147	$69,939	(1.4)%
Apartments	45,328	76	45,404	45,443	(1,129)	44,314	(0.3)%
Retail	37,770	1,593	39,363	38,211	4,234	42,445	(1.2)%
Federally Assisted Housing	—	4,285	4,285	—	5,548	5,548
Other NOI (1):
Straight-line rent adjustments	—	2,798	2,798	—	1,848	1,848
Other Operations	—	(414)	(414)	—	(5,560)	(5,560)
	147,969	13,413	161,382	149,446	9,088	158,534	(1.0)%
Recently-Opened Properties/Redevelopment	—	(1,252)	(1,252)	—	629	629
Development Segment (2)	—	(6,877)	(6,877)	—	(11,303)	(11,303)
Other Segment	—	—	—	—	2,502	2,502
Grand Total	$147,969	$5,284	$153,253	$149,446	$916	$150,362	(1.0)%

(1)	Includes straight-line rent adjustments, participation payments as a result of refinancing transactions on our properties and management and service company overhead, net of service fee revenue.

(2)	Includes straight-line adjustments, non-capitalizable development overhead and other costs on our development projects.

Net Operating Income by Product Type
(dollars in thousands)

Three Months Ended March 31, 2017	Three Months Ended March 31, 2016

NOI by Product Type	$158,998	NOI by Product Type	$162,246
Other NOI (2):		Other NOI (2):
Straight-line rent adjustments	2,798	Straight-line rent adjustments	1,848
Other Operations	(414)	Other Operations	(5,560)
	2,384		(3,712)
Recently-Opened Properties/Redevelopment	(1,252)	Recently-Opened Properties/Redevelopment	629
Development Segment (3)	(6,877)	Development Segment (3)	(11,303)
Other Segment	—	Other Segment	2,502
Grand Total NOI	$153,253	Grand Total NOI	$150,362

(1)	Includes limited-distribution federally assisted housing.

(2)	Includes straight-line rent adjustments, participation payments as a result of refinancing transactions on our properties and management and service company overhead, net of service fee revenue.

(3)	Includes straight-line adjustments, non-capitalizable development overhead and other costs on our development projects.

FFO
Funds From Operations (“FFO”), a non-GAAP measure, along with net earnings, provides an investor important information about our core operations. While property dispositions, acquisitions or other factors impact net earnings in the short-term, we believe FFO presents a more consistent view of the overall financial performance of our business from period-to-period since the core of our business is the recurring operations of our portfolio of real estate assets. Management believes that the exclusion from FFO of gains and losses from the sale of operating real estate assets allows investors and analysts to readily identify the operating results of the Company’s core assets and assists in comparing those operating results between periods. Implicit in historical cost accounting for real estate assets in accordance with GAAP is the assumption that the value of real estate assets diminishes ratably over time. Since real estate values have historically risen or fallen with market conditions, many real estate investors and analysts have considered presentations of operating results for real estate companies using historical cost accounting alone to be insufficient. Because FFO excludes depreciation and amortization of real estate assets and impairment of depreciable real estate, management believes that FFO, along with the required GAAP presentations, provides a more complete measurement of the Company’s performance relative to its competitors and a more appropriate basis on which to make decisions involving operating, financing and investing activities than the required GAAP presentations alone would provide.
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
The table below reconciles net earnings (loss), the most comparable GAAP measure, to FFO, a non-GAAP measure.

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Net earnings attributable to Forest City Realty Trust, Inc. (GAAP)	$40,917	$244,035
Depreciation and Amortization—real estate (1)	78,349	78,862
Gain on disposition of full or partial interests in rental properties	(27,004)	(99,758)
Impairment of depreciable rental properties	—	12,464
Income tax expense adjustment — current and deferred (2):
Gain on disposition of full or partial interests in rental properties	—	55,036
FFO attributable to Forest City Realty Trust, Inc. (Non-GAAP)	$92,262	$290,639

FFO Per Share - Diluted
Numerator (in thousands):
FFO attributable to Forest City Realty Trust, Inc.	$92,262	$290,639
If-Converted Method (adjustments for interest):
4.250% Notes due 2018	778	1,472
3.625% Notes due 2020	363	918
FFO for per share data	$93,403	$293,029
Denominator:
Weighted average shares outstanding—Basic	258,797,277	257,951,076
Effect of stock options, restricted stock and performance shares	1,320,911	1,484,743
Effect of convertible debt	5,031,753	10,577,203
Effect of convertible 2006 Class A Common Units	1,910,625	1,940,788
Weighted average shares outstanding - Diluted	267,060,566	271,953,810
FFO Per Share - Diluted	$0.35	$1.08

(1)	The following table provides detail of depreciation and amortization:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Full Consolidation	$63,555	$63,211
Non-Real Estate	(702)	(819)
Real Estate Full Consolidation	62,853	62,392
Real Estate related to noncontrolling interest	(6,696)	(4,327)
Real Estate Unconsolidated	22,192	20,762
Real Estate Discontinued Operations	—	35
Real Estate at Company share	$78,349	$78,862

(2)	The following table provides detail of income tax expense:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Income tax expense on FFO
Operating Earnings:
Current taxes	$51	$3,629
Deferred taxes	—	24,157
Total income tax expense on FFO	51	27,786

Income tax expense (benefit) on non-FFO
Disposition of full or partial interests in rental properties:
Current taxes	$—	$(4,587)
Deferred taxes	—	59,623
Total income tax expense on non-FFO	—	55,036
Grand Total	$51	$82,822

Operating FFO
Operating FFO, a non-GAAP measure, is an additional measure an investor may use to evaluate our operating performance. We believe it is appropriate to adjust FFO for significant items driven by transactional activity and factors relating to the financial and real estate markets, rather than factors specific to the on-going operating performance of our properties. We use Operating FFO as an indicator of continuing operating results in planning and executing our business strategy. Operating FFO should not be considered to be an alternative to net earnings computed under GAAP as an indicator of our operating performance and may not be directly comparable to similarly titled measures reported by other companies.
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
The table below reconciles FFO to Operating FFO.

	Three Months Ended March 31,
	2017	2016
	(in thousands)
FFO attributable to Forest City Realty Trust, Inc.	$92,262	$290,639
Write-offs of abandoned development projects and demolition costs	351	—
Tax credit income	(2,691)	(3,008)
Loss on extinguishment of debt	4,466	29,084
Change in fair market value of nondesignated hedges	(1,502)	1,396
Net gain on disposition of interest in development project	—	(136,687)
Net gain on disposition of partial interest in other investment - Nets	—	(136,247)
Straight-line rent adjustments	(2,942)	(1,861)
Organizational transformation and termination benefits	4,525	8,720
Nets pre-tax FFO	—	1,400
Income tax expense (benefit) on FFO	51	27,786
Operating FFO attributable to Forest City Realty Trust, Inc.	$94,520	$81,222

If-Converted Method (adjustments for interest) (in thousands):
4.250% Notes due 2018	778	1,472
3.625% Notes due 2020	363	918
Operating FFO attributable to Forest City Realty Trust, Inc. (If-Converted)	$95,661	$83,612

Weighted average shares outstanding—Basic	258,797,277	257,951,076
Effect of stock options, restricted stock and performance shares	1,320,911	1,484,743
Effect of convertible debt	5,031,753	10,577,203
Effect of convertible 2006 Class A Common Units	1,910,625	1,940,788
Weighted average shares outstanding - Diluted	267,060,566	271,953,810

Operations

Office and Retail
Comparable leased occupancy is 93.5% and 93.6% for office and retail, respectively, as of March 31, 2017 compared with 96.4% and 94.2%, respectively, as of March 31, 2016. Leased occupancy percentage is calculated by dividing the sum of the total tenant occupied space under the lease and vacant space under lease by total gross leasable area (“GLA”). Retail and office occupancy as of March 31, 2017 and 2016 represents leased occupancy at the end of the quarter. Occupancy data includes leases with original terms of one year or less. Comparable occupancy relates to stabilized properties opened and operated in both the three months ended March 31, 2017 and 2016.
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

	Same-Space Leases					Other New Leases
Quarter	Number of Leases Signed	GLA Signed	Contractual Rent Per SF (1)	Expired Rent Per SF (1)	Cash Basis % Change over Prior Rent	Number of Leases Signed	GLA Signed	Contractual Rent Per SF (1)	Total GLA Signed
Q2 2016	20	526,931	$34.39	$30.08	14.3%	4	12,503	$18.12	539,434
Q3 2016	9	79,348	$28.02	$26.52	5.7%	5	8,227	$22.71	87,575
Q4 2016	12	88,740	$20.36	$21.46	(5.1)%	3	3,549	$25.27	92,289
Q1 2017	15	148,260	$62.17	$51.85	19.9%	5	13,128	$25.04	161,388
Total	56	843,279	$37.20	$32.67	13.9%	17	37,407	$22.24	880,686

Retail Centers
The following tables represent those new leases and GLA signed and rent per square foot (“SF”) on the same space in which there was a former tenant and existing tenant renewals.
Regional Malls

Quarter	Number of Leases Signed	GLA Signed	Contractual Rent Per SF (1)	Expired Rent Per SF (1)	Cash Basis % Change over Prior Rent
Q2 2016	23	49,196	$60.15	$55.57	8.2%
Q3 2016	26	79,205	$63.15	$56.31	12.1%
Q4 2016	14	53,130	$153.75	$137.47	11.8%
Q1 2017	12	36,475	$140.81	$110.97	26.9%
Total	75	218,006	$97.54	$85.08	14.6%

Specialty Retail Centers

Quarter	Number of Leases Signed	GLA Signed	Contractual Rent Per SF (1)	Expired Rent Per SF (1)	Cash Basis % Change over Prior Rent
Q2 2016	1	1,050	$40.00	$33.00	21.2%
Q3 2016	2	5,131	$82.06	$78.17	5.0%
Q4 2016	—	—	$—	$—	0.0%
Q1 2017	—	—	$—	$—	0.0%
Total	3	6,181	$74.91	$70.50	6.3%

(1)
Office and Retail contractual rent per square foot includes base rent and fixed additional charges for common area maintenance and real estate taxes as of rental commencement. Retail contractual rent per square foot also includes fixed additional marketing/promotional charges. For all expiring leases, contractual rent per square foot includes any applicable escalations.

Apartments
Comparable economic occupancy for Apartments is 93.6% and 94.3% for the three months ended March 31, 2017 and 2016, respectively. Economic apartment occupancy is calculated by dividing gross potential rent (“GPR”) less vacancy by GPR. GPR is calculated based on actual rents per lease agreements for occupied apartment units and at market rents for vacant apartment units. Market rental rates are determined using a variety of factors which include availability of specific apartment unit types (one bedroom, two bedroom, etc.), seasonality factors and rents offered by competitive properties for similar apartment types in the same geographic market. Comparable economic occupancy relates to stabilized properties that operated in both the three months ended March 31, 2017 and 2016.
The following tables present leasing information of our apartment communities. Prior period amounts may differ from data as reported in previous quarters since the properties that qualify as comparable change from period to period.

Year-to-Date Comparison

		Monthly Average Apartment Rental Rates (2)			Economic Apartment Occupancy
Comparable Apartment	Leasable Units	Three Months Ended March 31,			Three Months Ended March 31,
Communities (1)	at Company % (3)	2017	2016	% Change	2017	2016	% Change
Core Markets	8,772	$2,008	$1,988	1.0%	94.4%	95.2%	(0.8)%
Non-Core Markets	7,954	$994	$973	2.2%	91.7%	92.1%	(0.4)%
Total Comparable Apartments	16,726	$1,526	$1,505	1.4%	93.6%	94.3%	(0.7)%

Sequential Comparison

		Monthly Average Apartment Rental Rates (2)			Economic Apartment Occupancy
		Three Months Ended			Three Months Ended
Comparable Apartment	Leasable Units	March 31,	December 31,		March 31,	December 31,
Communities (1)	at Company % (3)	2017	2016	% Change	2017	2016	% Change
Core Markets	8,772	$2,008	$2,016	(0.4)%	94.4%	94.4%	—
Non-Core Markets	7,954	$994	$991	0.3%	91.7%	92.5%	(0.8)%
Total Comparable Apartments	16,726	$1,526	$1,528	(0.1)%	93.6%	93.8%	(0.2)%

(1)
Includes stabilized apartment communities completely opened and operated in the periods presented. These apartment communities include units leased at affordable apartment rates which provide a discount from average market rental rates. For the three months ended March 31, 2017, 15.2% of leasable units in core markets and 4.9% of leasable units in non-core markets were affordable housing units. Excludes limited-distribution federally assisted housing units.

(2)	Represents GPR less concessions.

(3)	Leasable units represent our share of comparable leasable units at the apartment community.

Segment Operating Results
The following tables present revenues, operating expenses and equity in earnings by segment for the three months ended March 31, 2017 compared with the three months ended March 31, 2016. Other results of operations are discussed on a consolidated basis. All amounts in the following tables are presented in thousands.

	Office	Apartments	Retail	Total Operations	Development	Other	Total
Revenues for the three months ended March 31, 2016	$115,608	$71,168	$25,191	$211,967	$10,778	$3,518	$226,263
Increase (decrease) due to:
Comparable portfolio	2,188	547	1,044	3,779	—	—	3,779
Non-comparable properties (1)	241	593	(701)	133	3,465	—	3,598
Change in consolidation method due to partial sale or acquisition	—	—	(6,383)	(6,383)	—	—	(6,383)
Recently disposed properties	(5,560)	(422)	(4,513)	(10,495)	—	(3,518)	(14,013)
Land sales	—	—	—	—	1,827	—	1,827
Other	1,062	212	112	1,386	(451)	—	935
Revenues for the year ended March 31, 2017	$113,539	$72,098	$14,750	$200,387	$15,619	$—	$216,006

	Office	Apartments	Retail	Total Operations	Development	Corporate	Other	Total
Operating expenses for the three months ended March 31, 2016	$45,898	$36,629	$17,048	$99,575	$18,790	$25,832	$2,730	$146,927
Increase (decrease) due to:
Comparable portfolio	1,496	413	368	2,277	—	—	—	2,277
Non-comparable properties (1)	(100)	196	12	108	1,977	—	—	2,085
Change in consolidation method due to partial sale or acquisition	—	—	(2,583)	(2,583)	—	—	—	(2,583)
Recently disposed properties	(3,821)	(606)	(4,524)	(8,951)	—	—	(2,730)	(11,681)
Land cost of sales	—	—	—	—	1,661	—	—	1,661
Organizational transformation and termination benefits	—	—	—	—	—	(4,195)	—	(4,195)
Development, management, corporate and other	(697)	(2,728)	433	(2,992)	(3,980)	(1,529)	—	(8,501)
Operating expenses for the three months ended March 31, 2017	$42,776	$33,904	$10,754	$87,434	$18,448	$20,108	$—	$125,990

	Office	Apartments	Retail	Total Operations	Development	Corporate	Other	Total
Equity in earnings (loss) for the three months ended March 31, 2016	$1,482	$10,587	$22,230	$34,299	$803	$(24,888)	$322	$10,536
Increase (decrease) due to:
Comparable portfolio	(81)	658	(276)	301	—	—	—	301
Non-comparable properties (1)	1,206	—	—	1,206	(2,311)	—	—	(1,105)
Recently disposed equity method properties	—	(423)	(602)	(1,025)	—	—	(322)	(1,347)
Change in consolidation method due to partial sale or acquisition	—	—	1,370	1,370	—	—	—	1,370
Land	—	—	—	—	(23)	—	—	(23)
Subsidized senior housing	—	(635)	—	(635)	—	—	—	(635)
Other	956	76	(478)	554	(846)	473	—	181
Equity in earnings (loss) for the three months ended March 31, 2017	$3,563	$10,263	$22,244	$36,070	$(2,377)	$(24,415)	$—	$9,278

(1)
The following table presents the increases (decreases) in revenues, operating expenses and equity in earnings (loss) for properties in lease-up or recently stabilized but not comparable and other consolidated non-comparable properties:

		Three Months Ended March 31, 2017 vs. 2016
Property	Quarter Opened	Revenues	Operating Expenses	Equity in Earnings (Loss)
Operations
Office:
Properties recently stabilized:
300 Massachusetts Ave	Q1-16	$—	$—	$1,206
Non-comparable property:
26 Landsdowne Street (1)		241	(100)	—
Total Office		$241	$(100)	$1,206

Apartments:
Properties recently stabilized:
Aster Town Center North	Q4-15/Q1-16	$593	$196	$—
Total Apartments		$593	$196	$—

Retail:
Non-comparable property:
Boulevard Mall (2)		$(701)	$12	$—
Total Retail		$(701)	$12	$—

Development
Properties in lease-up:
1812 Ashland Ave	Q2-16	$1,132	$378	$—
535 Carlton	Q1-17/Q4-17	—	—	(253)
461 Dean Street	Q3-16/Q4-16	325	1,710	—
Blossom Plaza	Q2-16	953	580	—
Eliot on 4th	Q1-17	—	210	—
Kapolei Lofts	Q3-15/Q3-16	1,213	210	—
NorthxNorthwest	Q4-16/Q1-17	140	340	—
The Bixby	Q3-16/Q4-16	—	—	(144)
The Yards - Arris	Q1-16	1,858	(72)	—
Non-comparable property:
Ballston Quarter (3)		(1,950)	(1,176)	(1,445)
Transfers from development (2016) to operations (2017):
300 Massachusetts Ave	Q1-16	—	—	(469)
Aster Town Center North	Q4-15/Q1-16	(206)	(203)	—
Total Development		$3,465	$1,977	$(2,311)

(1)	26 Landsdowne Street, an office building in Cambridge, Massachusetts, is classified as a non-comparable property due to its upcoming planned redevelopment expected to begin in Q3 2017.

(2)
Boulevard Mall, a regional mall in Amherst, New York, is classified as a non-comparable property due to our intention to execute a deed-in-lieu transaction with the Special Servicer who currently holds the nonrecourse mortgage on the property.

(3)
Effective April 1, 2016, Ballston Quarter, a regional mall in Arlington, Virginia, changed from the full consolidation method of accounting to the equity method of accounting. The decreases in revenues, operating expenses and interest expense relate to the period prior to the consolidation change while the change in equity in earnings relates to the period subsequent. Ballston Quarter is classified as a non-comparable property due to its current redevelopment.

Office
The decreases in revenues and operating expenses related to recent disposals are primarily due to the sale of Illinois Science & Technology Park, office buildings in Skokie, Illinois (Q1-2017), and Terminal Tower, an office building in Cleveland, Ohio (Q3-2016). The decrease in operating expenses related to property and asset management is primarily due to reduced overhead costs as a result of our recent reorganization, as well as the centralization of certain functions now performed at Corporate and reported as Corporate expenses.

Apartments
The decreases in revenues and operating expenses related to recent disposals are primarily due to the sale of Grand Lowry Lofts, an apartment community in Denver, Colorado (Q4-2016). The decrease in operating expenses related to property and asset management is primarily due to reduced overhead costs as a result of our recent reorganization, as well as the centralization of certain functions now performed at Corporate and reported as Corporate expenses.
Retail
The decreases in revenues and operating expenses along with the increase in equity in earnings related to the change in consolidation method are due to the change from full consolidation to equity method accounting upon the formation of a joint venture with an outside partner for Westchester’s Ridge Hill, a regional mall in Yonkers, New York (Q1-2016), and Shops at Wiregrass, a regional mall in Tampa, Florida (Q4-2016). The decreases in revenues and operating expenses related to recent disposals are primarily due to the sale of Avenue at Tower City Center, a specialty retail center in Cleveland, Ohio, and related parking facility assets (Q1-2016), as a result of our ongoing strategy to sell operating assets in non-core markets.
Development
The decrease in operating expenses related to the development management and service functions is primarily due to reduced overhead costs as a result of our recent reorganization, as well as the centralization of certain functions now performed at Corporate and reported as Corporate expenses.
Corporate
The decrease in organizational transformation and termination benefits is a result of the transactional nature of these project costs. The decrease in other operating expenses is primarily due to decreased outside consulting costs partially offset by an increase in general and administrative costs as a result of certain functions being centralized as a result of the recent reorganization in the prior year and now reported as Corporate expenses that were previously recorded in the Office, Apartments, Retail and Development segments. The equity in earnings (loss) reported in the Corporate segment relates solely to interest expense on our equity method investments, as all interest expense is reported in the Corporate segment.
Organizational Transformation and Termination Benefits
The following table summarizes the components of organizational transformation and termination benefits:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Termination benefits	$4,152	$4,951
Shareholder activism costs	373	—
Reorganization costs	—	2,997
REIT conversion costs	—	772
Total	$4,525	$8,720
During the three months ended March 31, 2017 and 2016, we experienced a workplace reduction and recorded termination benefits expenses (outplacement and severance payments based on years of service and other defined criteria).
Shareholder activism costs are comprised of advisory, legal and other professional fees associated with activism matters. Reorganization costs consist primarily of consulting and other professional fees related to the 2016 restructuring of the organization by function (operations, development and corporate support). REIT conversion costs consist primarily of legal, accounting, consulting and other professional fees. We have segregated these costs along with termination benefits and reported these amounts as organizational transformation and termination benefits in the Consolidated Statements of Operations and reported in the Corporate segment.
REIT conversion costs and professional fees associated with the reorganization were complete as of December 31, 2016. Shareholder activism costs, if any, and termination benefits associated with the completion of the reorganization will continue to be reported on this line item.
Other
The fluctuations in revenues, operating expenses and equity in earnings related to recent disposals are due to the sale of our interests in entities that develop and manage military family housing (Q1-2016).

Depreciation and Amortization
Depreciation and amortization expense was $63,555,000 and $63,211,000 for the three months ended March 31, 2017 and 2016, respectively. The increase is primarily attributable to new property openings in 2016 and 2017 offset by the sale of full or partial interest in rental properties in 2016.
Impairment of Real Estate and Impairment of Unconsolidated Entities
See Note M – Impairment of Real Estate and Impairment of Unconsolidated Entities in the Notes to Consolidated Financial Statements in Item 1 of this Form 10‑Q for detailed information.
Interest and Other Income
Interest and other income was $10,272,000 and $9,654,000 for the three months ended March 31, 2017 and 2016, respectively. The net increase is primarily related to interest income on notes receivable related to the Nets and Barclays Center sales, partially offset by decreased income recognition on the allocation of state and federal historic preservation, low income housing and new market tax credits.
Interest Expense
The following table presents interest expense for the three months ended March 31, 2017 compared with the three months ended March 31, 2016. All amounts are presented in thousands.

Interest expense for the three months ended March 31, 2016	$34,635
Increase (decrease) due to:
Comparable portfolio	(9,823)
Non-comparable properties	1,859
Change in consolidation method due to partial sale or acquisition	(2,293)
Recently disposed properties	(540)
Capitalized interest	6,499
Mark-to-market adjustments on non-designated swaps	(3,096)
Corporate recourse debt	734
Interest expense for the three months ended March 31, 2017	$27,975
The decrease in interest expense for the comparable portfolio is primarily due to the paydown of the nonrecourse mortgage note for the New York Times (Q4-2016). The decrease in interest expense related to the change in consolidation method is due to the change from full consolidation to equity method accounting upon the formation of a joint venture with an outside partner in Westchester’s Ridge Hill (Q1-2016) and Shops at Wiregrass (Q4-2016). The increase in interest expense related to capitalized interest is due to the decrease in number of projects under construction and development as we completed those projects. The increase in interest expense from corporate recourse debt is due to the borrowing on our Term Loan (Q4-2016) in which those proceeds, along with additional cash on hand, were used to payoff the nonrecourse mortgage note for the New York Times. This increase in interest expense on corporate recourse debt was offset by a decrease in interest expense due to the separate privately negotiated exchange transactions involving certain of our Senior Notes due 2016, 2018 and 2020 during the first quarter of 2016.
Amortization of Mortgage Procurement Costs
Amortization of mortgage procurement costs was $1,222,000 and $1,665,000 for the three months ended March 31, 2017 and 2016, respectively. The decrease from the prior period is primarily due to our ongoing deleveraging strategy.
Loss on Extinguishment of Debt
See Note N – Loss on Extinguishment of Debt and Note F – Convertible Senior Debt, Net in the Notes to Consolidated Financial Statements in Item 1 of this Form 10‑Q for detailed information.
Net Gain on Disposition of Interest in Unconsolidated Entities
See Note O – Net Gain on Disposition of Interest in Unconsolidated Entities in the Notes to Consolidated Financial Statements in Item 1 of this Form 10‑Q for detailed information.
Net Gain (Loss) on Disposition of Interest in Development Project
See Note Q – Net Gain (Loss) on Disposition of Interest in Development Project in the Notes to Consolidated Financial Statements in Item 1 of this Form 10‑Q for detailed information.

Net Gain on Disposition of Full or Partial Interest in Rental Properties, Net of Tax
See Note R – Net Gain on Disposition of Full or Partial Interest in Rental Properties, Net of Tax in the Notes to Consolidated Financial Statements in Item 1 of this Form 10‑Q for detailed information.
Discontinued Operations
See Note S – Discontinued Operations in the Notes to Consolidated Financial Statements in Item 1 of this Form 10-Q for detailed information.

Net Earnings Attributable to Forest City Realty Trust, Inc.
Net earnings attributable to Forest City Realty Trust, Inc. for the three months ended March 31, 2017 was $40,917,000 versus net earnings of $244,035,000 for the three months ended March 31, 2016. The variance to the prior year period is primarily attributable to the following fluctuations, which are pre-tax, include unconsolidated investment activity and are net of noncontrolling interests:
Asset Dispositions - $(352,408,000)

•	$(209,001,000) related to decreased gains on disposition of full or partial interest in rental properties and unconsolidated investments in 2017 compared to 2016;

•	$(136,687,000) related to the net gain on disposition of the development site 625 Fulton Avenue in 2016; and

•	$(6,720,000) related to a combined fluctuation in revenues and operating expenses at properties in which we disposed of our full or partial interest during 2017 and 2016.
Financing Transactions - $35,512,000

•
$24,618,000 related to decreased losses on extinguishment of debt compared with 2016 primarily due to separate, privately negotiated exchange transactions involving a portion of our Senior Notes due 2016, 2018 and 2020 in 2016;

•
$13,863,000 primarily related to decreases in interest expense on nonrecourse mortgage debt due to the payoff of the nonrecourse mortgage debt for New York Times in 2016 and on corporate debt due to separate, privately negotiated exchange transactions involving certain of our Senior Notes due 2016, 2018 and 2020 in 2016. The decreases were offset by interest expense incurred on the Term Loan which we borrowed in full in November 2016;

•
$(6,071,000) related to an increase in interest expense in 2017 compared with 2016 due to decreased capitalized interest on projects under construction and development as we decreased our construction pipeline; and

•	$3,102,000 related to the change in fair market value of certain derivatives not qualifying for hedge accounting between the comparable periods, which was marked to market through interest expense.
Operations - $15,296,000

•	$11,101,000 primarily related to lower corporate general and administrative expenses and decreased costs in our operations and development management and service entities; and

•	$4,195,000 related to lower organizational transformation and termination benefits in 2017 compared with 2016.
Non-Cash Transactions - $13,094,000

•	$12,464,000 related to decreased impairment of real estate in 2017 compared to 2016; and

•
$630,000 related to a decrease in depreciation and amortization expense in 2017 compared with 2016 primarily due to the disposition of our partial interest in Westchester’s Ridge Hill and Shops at Wiregrass in 2016 as well as the full disposition of several properties in 2016 and 2017. This decrease was partially offset by recently opened properties.

Income Taxes

•
$82,771,000 due to decreased income tax expense primarily due to gains on sale of assets owned by our TRS in 2016. The tax expense in 2016 is primarily non-cash as it largely relates to the utilization of the deferred tax asset to offset the taxable gain on the various sales.

Phased Openings and Projects Under Construction
March 31, 2017

In addition to the growth in our operating portfolio through improved NOI at our existing properties, we have used development as a primary source of growth in our real estate operations. The following tables summarize phased openings and projects currently under construction as of March 31, 2017 and properties we have opened during the three months ended March 31, 2017.

		Anticipated
		Opening	Legal	Consolidated (C)	Cost at	Cost Incurred to Date (b)		No. of		Lease %
	Location	Date	Ownership %	Unconsolidated (U)	Completion (a)	Consolidated	Unconsolidated	Units	GLA	(c)
					(in millions)
2017 Phased Openings
Apartments
Greenland Joint Venture:
535 Carlton	Brooklyn, NY	Q1-17/Q2-17	30%	U	$168.1	$0.0	$165.5	298	—	21%
550 Vanderbilt (condominiums)	Brooklyn, NY	Q1-17/Q3-17	30%	U	362.7	0.0	284.8	278	7,000
Pacific Park Parking (d)	Brooklyn, NY	Q1-17/Q3-17	30%	U	46.2	0.0	35.9	—	—
					$577.0	$0.0	$486.2	576	7,000

Projects Under Construction
Apartments:
Arizona State Retirement System Joint Venture:
Axis (Broadway and Hill)	Los Angeles, CA	Q2-17/Q3-17	25%	C	$140.4	$122.0	$0.0	391	15,000
Ardan (West Village II)	Dallas, TX	Q1-18/Q2-18	25%	C	122.1	49.0	0.0	389	4,250
					$262.5	$171.0	$0.0	780	19,250
Greenland Joint Venture:
38 Sixth Ave	Brooklyn, NY	Q2-17/Q3-17	30%	U	202.7	0.0	166.6	303	28,000

Mint Town Center (Town Center Wrap)	Denver, CO	Q2-17/Q4-17	95%	C	93.1	55.1	0.0	399	7,000
VYV (Hudson Exchange)	Jersey City, NJ	Q3-17/Q1-18	50%	U	214.3	0.0	161.7	421	9,000
Ballston Quarter Residential	Arlington, VA	Q3-18/Q1-19	51%	U	178.3	0.0	31.8	406	53,000
The Yards - The Guild (e)	Washington, D.C.	Q4-18	0%	C	91.1	22.9	0.0	191	6,000
Capper 769	Washington, D.C.	Q1-19	25%	U	72.3	0.0	13.3	179	—
					$1,114.3	$249.0	$373.4	2,679	122,250
Office:
The Bridge at Cornell Tech	Roosevelt Island, NY	Q2-17	100%	C	164.1	121.1	0.0	—	235,000	44%

Retail:
The Yards - District Winery	Washington, D.C.	Q4-17	100%	C	$10.6	$8.2	$0.0	—	16,150	100%
Ballston Quarter Redevelopment	Arlington, VA	Q3-18	51%	U	83.1	0.0	33.0	—	307,000	40%
					$93.7	$8.2	$33.0	—	323,150
Total Projects Under Construction					$1,372.1	$378.3	$406.4
See footnotes on the following page.

Property Openings
March 31, 2017

	Location	Date Opened	Legal Ownership %	Consolidated (C) Unconsolidated (U)	Cost at Completion (a)	No. of Units	GLA	Lease % (c)
					(in millions)
2017 Property Openings
Apartments:
461 Dean Street	Brooklyn, NY	Q3-16/Q1-17	100%	C	$195.6	363	4,000	39%
The Bixby (f)	Washington, D.C.	Q3-16/Q2-17	25%	U	59.2	195	—	77%
Arizona State Retirement System Joint Venture:
Eliot on 4th (f)	Washington, D.C.	Q1-17/Q2-17	25%	C	$143.7	365	5,000	9%
NorthxNorthwest	Philadelphia, PA	Q4-16/Q1-17	25%	C	115.0	286	—	13%
					$258.7	651	5,000
Total Property Openings					$513.5

(a)	Represents estimated project costs to achieve stabilization. Amounts exclude capitalized interest not allocated to the underlying joint venture.

(b)	Represents total capitalized project costs incurred to date, including all capitalized interest related to the development project.

(c)	Lease commitments as of April 27, 2017.

(d)	Expected to include 370 parking spaces.

(e)
Represents an apartment community under construction in which the Company has a 0% legal ownership in. However, the Company is the project developer, on a fee basis. In addition, the Company has issued a project completion guarantee to the first mortgagee and is funding a portion of the construction costs through a mezzanine loan to the owner. As a result, the Company determined it was the primary beneficiary of this variable interest entity and has consolidated the project.

(f)
As of March 31, 2017, construction on these properties is complete. The properties are open and have received partial tenant certificates of occupancy, 144 of 195 for The Bixby and 112 of 365 for Eliot on 4th, and are awaiting remaining tenant certificates of occupancy.

FINANCIAL CONDITION AND LIQUIDITY
Apartment performance has begun to moderate due to increased supply throughout many areas in the United States especially some gateway cities. The increased supply has put pressure on near-term occupancy levels and rental growth. Office and retail performance to varying degrees is dependent on product type and geographic market. Access to bank credit and capital remains open with banks and permanent lenders originating new loans for real estate projects. Originations of new loans for commercial mortgage backed securities have slowed recently due to increased market volatility. Lenders continue favoring high quality operating assets in strong markets. While banks continue to originate construction loans for apartment projects, construction loans for office or retail projects remain difficult to obtain, unless the project has substantial pre-leasing in place or higher than historical equity commitments from the developer.
Source of Funds
Our principal sources of funds are cash provided by operations including land sales, our revolving credit facility, our term loan, nonrecourse mortgage debt and notes payable, dispositions of operating properties or development projects through sales or equity joint ventures, proceeds from the issuance of senior notes, common or preferred equity and other financing arrangements. We have consistently disposed of assets in an effort to recycle capital and reposition our portfolio. Over the last five years, we have generated cash proceeds from dispositions of full or partial interests in rental properties, development projects and other investments averaging well in excess of $400,000,000 per year. Given the diversity of our portfolio by market and product type, we believe the market for property dispositions will continue to be available. We believe the current market conditions will allow us to continue our historical strategy to recycle capital and reposition the portfolio through asset sales or equity joint ventures.
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
Strategic Alternatives for our Retail Portfolio
In August 2016, we announced our Board of Directors has authorized a process to review strategic alternatives for a portion of our retail portfolio. We have been exploring a range of options. Assuming we identify and are able to transact on a chosen alternative, or alternatives, our intent would be to dispose of these retail assets in a tax-deferred manner and redeploy the equity from our retail portfolio into apartment and office assets that align with our focus on primarily core markets and urban, mixed-use placemaking projects, including amenity retail. If we successfully execute on the redeployment strategy, we would expect to generate larger than average proceeds from dispositions and more acquisition activity in the next 18-36 months than historical results.
As part of the strategic review, we continue to have discussions with certain strategic partners and other potential buyers for several of the retail assets. As a result, we updated our impairment analysis on our retail assets, which resulted in the recording of a significant impairment charge during the year ended December 31, 2016 related to two of our consolidated assets. As we continue to review strategic alternatives for our retail portfolio, we may be required to further update our undiscounted cash flow impairment analysis of fully consolidated assets, including probability weighted estimated holding periods. Changes in these estimates and assumptions may result in future impairments.
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

Use of Funds
Our principal uses of funds include the financing of our real estate operating and development projects, capital expenditures for our existing operating portfolio, principal and interest payments on our nonrecourse mortgage debt and notes payable, revolving credit facility, term loan and senior notes, our ongoing quarterly payments of common stock dividends and selective operating asset acquisitions, including joint venture partner acquisitions. As noted in the retail portfolio discussion, if we can execute on tax-deferred sales of our retail assets, we would expect to have an increased number of asset acquisitions compared to our historical activity.
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
As discussed above, a majority of our assets are separately encumbered. Since 2011, our capital strategy has focused on reducing our overall leverage level. During 2015, we began establishing an unencumbered asset pool. The New York Times office building in Manhattan, New York represents the most significant property in our unencumbered asset pool. The properties in our unencumbered asset pool generated NOI of $28,735,000 during the three months ended March 31, 2017. We believe this change in financing strategy is consistent with our deleveraging efforts and provides us greater financial flexibility. We intend to add unencumbered assets to this pool during 2017 and beyond, as we continue to make progress on our deleveraging goals.
We use taxable and tax-exempt nonrecourse debt for our real estate projects. For real estate projects financed with tax-exempt debt, we generally utilize variable-rate debt. For construction loans, we generally pursue variable-rate financings with maturities ranging from two to five years. For those real estate projects financed with taxable debt, we generally seek long-term, fixed-rate financing for those operating projects whose loans mature or are projected to open and achieve stabilized operations.
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
We continue to make progress on certain other pre-development projects, primarily multifamily projects located in core markets. The cash required to fund our equity in projects under construction and development plus cash necessary to extend or pay down our near-term debt maturities is anticipated to exceed our cash from operations. As a result, we intend to extend maturing debt or repay it with net proceeds from property sales, equity joint ventures, borrowings on our revolving credit facility, term loan or future debt or equity financing.
The Nets and Barclays Center - Disposal
In January 2016, we sold our equity interest in the Nets and Barclays Center. Proceeds were received in a combination of cash and notes receivable. The sales price for our equity interest in Barclays Center was $162,600,000, generating net cash proceeds of $60,924,000 and a note receivable of $92,600,000, which bears interest at 4.50% per annum payable semi-annually and matures in 2019. In addition, the buyer assumed the gross debt that amounted to $457,745,000.
The sales price for our equity interest in the Nets was $125,100,000 payable entirely in the form of a note receivable, which bears interest at 4.50% per annum payable at maturity and matures in 2021.
461 Dean Street
461 Dean Street is an apartment building in Brooklyn, New York adjacent to the Barclays Center at the Pacific Park Brooklyn project. This modular construction project opened during the year ended December 31, 2016. We had a fixed price contract (the “CM Contract”) with Skanska USA to construct the apartment building. In 2014, Skanska USA ceased construction and we terminated the CM Contract for cause. Each party has filed lawsuits relating primarily to the project’s delays and associated additional completion costs. We continue to vigorously pursue legal action against Skanska USA for damages related to their default of the CM Contract. However, there is no assurance we will be successful in recovering these damages or defending against Skanska USA’s claim.
Nonrecourse Mortgage Financings
As of March 31, 2017, we had $218,065,000 of nonrecourse mortgage financings with scheduled maturities during the year ending December 31, 2017, of which $28,213,000 represents regularly scheduled amortization payments. We are currently in negotiations to refinance and/or extend the remaining nonrecourse debt. We cannot give assurance as to the ultimate result of these negotiations. As with all nonrecourse mortgages, if we are unable to negotiate an extension or otherwise refinance the mortgage, we could go into default and the lender could commence foreclosure proceedings on the single collateralized asset, which would likely result in a loss of the asset or an impairment which could be significant.

During the three months ended March 31, 2017, the $91,474,000 nonrecourse mortgage encumbering Boulevard Mall, a regional mall in Amherst, New York, matured and was transferred to a Special Servicer who subsequently delivered a Default Notice to us. We are in the process of working with the Special Servicer to execute a deed-in-lieu transaction. During the year ended December 31, 2016, we recorded an impairment of $52,510,000 on Boulevard Mall. At March 31, 2017, our basis in the property was $59,361,000. The loss of this asset would not have a significant impact to our financial condition, cash flows or liquidity.
As of March 31, 2017, we had one nonrecourse mortgage greater than five percent of our total nonrecourse mortgage debt and notes payable, net. The mortgage encumbers the Fifteen Metrotech Center, an office building in Brooklyn, New York, and has a balance of $157,330,000, net of unamortized mortgage procurement costs, at March 31, 2017.
As of March 31, 2017, our share of nonrecourse mortgage debt and notes payable, net recorded on our unconsolidated subsidiaries amounted to $2,448,458,000, of which $129,890,000 ($16,616,000 represents scheduled principal payments) is scheduled to mature during the year ending December 31, 2017. Subsequent to March 31, 2017, we have addressed $26,114,000 of these maturities through closed transactions and loan commitments. Negotiations are ongoing to address the remaining 2017 maturities, but we cannot give assurance we will obtain these financings on favorable terms or at all.
2017 Liquidity Transactions
During the three months ended March 31, 2017, we completed the following transactions, which increased liquidity, reduced debt resulting in lower future fixed charges for interest, and strengthened our balance sheet.

•	We completed the sale of six of our unconsolidated federally assisted housing apartment communities, consisting of 1,369 units. The dispositions resulted in net cash proceeds of $18,122,000.

•
We completed the sale of Illinois Science & Technology Park, office buildings in Skokie, Illinois, generating net cash proceeds of $16,494,000 after paying off the nonrecourse mortgage debt of $51,274,000.

•
We completed the sale of Shops at Bruckner Boulevard, an unconsolidated specialty retail center in Bronx, New York, generating net cash proceeds of $8,863,000 at our ownership share, of which $5,464,000 was not distributed to us and remained in our joint venture to be used for anticipated 2017 debt paydowns.

Subsequent to March 31, 2017, we completed the following transaction.

•	We completed the sale of eight of our FAH apartment communities, consisting of 1,404 units. The dispositions generated net cash proceeds of approximately $23,400,000.
We continue to explore options to strengthen our balance sheet and enhance our liquidity, but can give no assurance we can accomplish any of these other options on terms favorable to us or at all. If we cannot enhance our liquidity, it could adversely impact our growth and result in further curtailment of development activities.
Dividends
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
The following table summarizes cash dividends declared by the Board of Directors on our Class A and Class B common stock (in thousands, except per share data):

Type	Date Declared	Record Date	Payment Date	Amount Per Share	Total Cash Payment
2017
Quarterly	March 1, 2017	March 13, 2017	March 27, 2017	$0.09	$23,441

2016
Quarterly	November 30, 2016	December 12, 2016	December 23, 2016	$0.06	$15,620
Quarterly	August 18, 2016	September 2, 2016	September 16, 2016	$0.06	$15,621
Quarterly	May 17, 2016	June 10, 2016	June 24, 2016	$0.06	$15,623
Quarterly	February 18, 2016	March 4, 2016	March 18, 2016	$0.06	$15,596
E&P	February 18, 2016	March 4, 2016	March 18, 2016	$0.10	$25,992
			Total	$0.34	$88,452

The amount, timing and frequency of future dividends is at the sole discretion of our Board of Directors and will be declared based upon various factors, many of which are beyond our control, including, our financial condition and operating cash flows, the amount required to maintain REIT status and reduce any income taxes we otherwise would be required to pay, limitations on dividends in our existing and future debt instruments, our ability to utilize net operating losses to offset, in whole or in part, our dividend requirements, limitations on our ability to fund dividends using cash generated through our TRSs and other factors that our Board of Directors may deem relevant.
Financial Covenants
Our revolving credit facility and term loan contain certain identical restrictive financial covenants. A summary of the key financial covenants as defined in the agreements, all of which we are compliant with at March 31, 2017, follows:

	Requirement	As of
Credit Facility Financial Covenants	Per Agreements	March 31, 2017
Maximum Total Leverage Ratio	≤65%	48.27%
Maximum Secured Leverage Ratio	≤55%	44.54%
Maximum Secured Recourse Leverage Ratio	≤15%	0.00%
Maximum Unsecured Leverage Ratio	≤60%	18.72%
Minimum Fixed Charge Coverage Ratio	≥1.50x	2.00	x
Minimum Unencumbered Interest Coverage Ratio	≥1.50x	9.73	x
Revolving Credit Facility
See Note D – Revolving Credit Facility in the Notes to Consolidated Financial Statements in Item 1 of this Form 10-Q for detailed information.
Term Loan, Net
See Note E – Term Loan, Net in the Notes to Consolidated Financial Statements in Item 1 of this Form 10-Q for detailed information.
Convertible Senior Debt, Net
See Note F – Convertible Senior Debt, Net in the Notes to Consolidated Financial Statements in Item 1 of this Form 10-Q for detailed information.

Cash Flows
Operating Activities
Net cash provided by (used in) operating activities was $54,981,000 and $(9,050,000) for the three months ended March 31, 2017 and 2016, respectively. The net increase in cash provided by operating activities is the result of reduced interest payments as a result of our deleveraging strategy along with changes in operating assets and liabilities between the comparable periods.

Investing Activities
Net cash (used in) provided by investing activities was $(76,009,000) and $254,333,000 for the three months ended March 31, 2017 and 2016, respectively, and consisted of the following:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Capital expenditures:
Construction and development costs:
Axis (Broadway and Hill), an apartment community under construction in Los Angeles, California	$(13,052)	$(5,325)
Mint Town Center (Town Center Wrap), an apartment community under construction in Denver, Colorado	(12,222)	(2,974)
The Bridge at Cornell Tech, an office building under construction in Roosevelt Island, New York	(11,229)	(18,931)
The Yards - The Guild, an apartment community under construction in Washington, D.C.	(9,251)	(924)
461 Dean Street	(7,828)	(20,662)
Ardan (West Village II), an apartment community under construction in Dallas, Texas	(6,093)	(10,377)
The Yards - Arris, an apartment community in Washington, D.C.	(2,042)	(19,318)
Kapolei Lofts, an apartment community in Kapolei, Hawaii	(1,344)	(14,003)
Blossom Plaza, an apartment community in Los Angeles, California	(1,105)	(8,955)
Westchester’s Ridge Hill	—	(13,008)
Other	(13,861)	(38,329)
Total construction and development costs (1)	(78,027)	(152,806)
Operating properties:
Office Segment	(7,087)	(1,984)
Apartment Segment	(3,920)	(1,955)
Retail Segment	(163)	(771)
	(11,170)	(4,710)
Tenant improvements:
Office Segment	(7,215)	(7,517)
Retail Segment	(252)	(1,270)
	(7,467)	(8,787)
Total operating properties	(18,637)	(13,497)
Corporate Segment	(21)	—
Total capital expenditures	$(96,685)	$(166,303)
Capital expenditures of assets included in discontinued operations:
Arena	—	(690)
Payment of lease procurement costs (2)	(1,842)	(1,373)
Increase in notes receivable	(6,768)	(4,407)
Decrease (increase) in restricted cash used for investing purposes:
Illinois Science & Technology Park	$3,077	$—
The Uptown, an apartment community in Oakland, California	(2,347)	(2,360)
The Yards - Foundry Lofts, an apartment community in Washington, D.C.	2,248	—
Westchester’s Ridge Hill	—	4,936
The Yards - Twelve12, an apartment community in Washington, D.C.	—	3,847
Other	3,970	4,551
Total decrease in restricted cash used for investing purposes	$6,948	$10,974
Cash held at Arena upon disposition	—	(28,041)
Proceeds from disposition of full or partial interest in rental properties or development project:
Illinois Science & Technology Park	$16,494	$—
Disposition of entities that manage and develop military housing	—	208,305
625 Fulton Avenue, a development site in Brooklyn, New York	—	93,776
Disposition of partial interest in Westchester’s Ridge Hill	—	75,448
Barclays Center	—	60,924
Avenue at Tower City Center and Tower City Parking	—	55,015
Aperture Center, an office building in Albuquerque, New Mexico	—	2,572
Other	9,302	—
Total proceeds from disposition of full or partial interest in rental properties or development project	$25,796	$496,040

Investing Activities (continued)

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Change in investments in and advances to unconsolidated entities—(contributions to) or distributions from investment:
Disposition:
Federally assisted housing apartment communities	$18,122	$—
Shops at Bruckner Boulevard	3,399	—
Renewable energy facilities	3,372	—
Apartment projects:
Pacific Park Brooklyn joint venture	(18,311)	(29,274)
VYV (Hudson Exchange), an apartment community under construction in Jersey City, New Jersey	(1,611)	—
Retail projects:
Regional retail mall joint venture, primarily to fund rehabilitation and expansion projects	(3,986)	(1,698)
Westchester’s Ridge Hill, primarily to fund a restricted cash construction escrow account	—	(5,497)
Office project:
300 Massachusetts Ave, an office building in Cambridge, Massachusetts	—	(2,158)
The Nets, a National Basketball Association member	—	(3,883)
Other	(4,443)	(9,357)
Total change in investments in and advances to unconsolidated entities	$(3,458)	$(51,867)
Net cash (used in) provided by investing activities	$(76,009)	$254,333

(1)
We capitalized internal costs related to projects under construction and development of $9,881 and $9,807, including compensation related costs of $8,843 and $8,893, for the three months ended March 31, 2017 and 2016, respectively. Total capitalized internal costs represent approximately 10.2% and 5.9% of total capital expenditures for the three months ended March 31, 2017 and 2016, respectively.

(2)	We capitalized internal costs related to leasing activities of $245 and $731, including compensation related costs of $203 and $662, for the three months ended March 31, 2017 and 2016, respectively.
Financing Activities
Net cash used in financing activities was $(7,165,000) and $(248,060,000) for the three months ended March 31, 2017 and 2016, respectively. The Company is committed to continued deleveraging of the balance sheet. The significant debt reduction activity during the three months ended March 31, 2017 related to the sale of Illinois Science & Technology Park, and the related extinguishment of its $51,274,000 nonrecourse mortgage. However, this debt extinguishment occurred simultaneously at closing of the property disposition, and therefore is reflected as a non-cash cash flow transaction and not reflected in the Consolidated Statement of Cash Flows.
During the three months ended March 31, 2016, we had increased deleveraging activity as we used cash to pay off a portion of our 2018 and 2020 Senior Notes and for the acquisitions of certain noncontrolling interests subsequent to the sale of Barclays Center and the Nets. In addition, since we operated as a REIT for the first time in 2016, we were required to pay our one-time estimated E&P distribution to our stockholders amounting to $25,992,000.

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

INFORMATION RELATED TO FORWARD-LOOKING STATEMENTS
This Form 10-Q, together with other statements and information publicly disseminated by us, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements reflect management’s current views with respect to financial results related to future events and are based on assumptions and expectations that may not be realized and are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, financial or otherwise, may differ, perhaps materially, from the results discussed in the forward-looking statements. Risk factors discussed in Item 1A of our Form 10-K for the year ended December 31, 2016 and other factors that might cause differences, some of which could be material, include, but are not limited to, our failure to receive stockholder approval of the reclassification proposal, any other delays with respect to, or the failure to complete, the reclassification, our ability to carry out future transactions and strategic investments, as well as the acquisition related costs, unanticipated difficulties realizing expected benefits expected when entering into a transaction, our ability to qualify or to remain qualified as a REIT, our ability to satisfy REIT distribution requirements, the impact of issuing equity, debt or both, and selling assets to satisfy our future distributions required as a REIT or to fund capital expenditures, future growth and expansion initiatives, the impact of the amount and timing of any future distributions, the impact from complying with REIT qualification requirements limiting our flexibility or causing us to forego otherwise attractive opportunities beyond rental real estate operations, the impact of complying with the REIT requirements related to hedging, our lack of experience operating as a REIT, legislative, administrative, regulatory or other actions affecting REITs, including positions taken by the Internal Revenue Service, the possibility that our Board of Directors will unilaterally revoke our REIT election, the possibility that the anticipated benefits of qualifying as a REIT will not be realized, or will not be realized within the expected time period, the impact of current lending and capital market conditions on our liquidity, our ability to finance or refinance projects or repay our debt, the impact of the slow economic recovery on the ownership, development and management of our commercial real estate portfolio, general real estate investment and development risks, litigation risks, including risks with respect to the outcome of any legal proceedings that have or may be instituted against us or others relating to the reclassification, vacancies in our properties, risks associated with developing and managing properties in partnership with others, competition, our ability to renew leases or re-lease spaces as leases expire, illiquidity of real estate investments, our ability to identify and transact on chosen strategic alternatives for a portion of our retail portfolio, bankruptcy or defaults of tenants, anchor store consolidations or closings, the impact of terrorist acts and other armed conflicts, our substantial debt leverage and the ability to obtain and service debt, the impact of restrictions imposed by our revolving credit facility, term loan and senior debt, exposure to hedging agreements, the level and volatility of interest rates, the continued availability of tax-exempt government financing, our ability to receive payment on the notes receivable issued by Onexim in connection with their purchase of our interests in the Barclays Center and the Nets, the impact of credit rating downgrades, effects of uninsured or underinsured losses, effects of a downgrade or failure of our insurance carriers, environmental liabilities, competing interests of our directors and executive officers, the ability to recruit and retain key personnel, risks associated with the sale of tax credits, downturns in the housing market, the ability to maintain effective internal controls, compliance with governmental regulations, increased legislative and regulatory scrutiny of the financial services industry, changes in federal, state or local tax laws and international trade agreements, volatility in the market price of our publicly traded securities, inflation risks, cybersecurity risks, cyber incidents, shareholder activism efforts, conflicts of interest, risks related to our organizational structure including operating through our Operating Partnership and our UPREIT structure, as well as other risks listed from time to time in our SEC filings, including but not limited to, our annual and quarterly reports. We have no obligation to revise or update any forward-looking statements, other than as imposed by law, as a result of future events or new information. Readers are cautioned not to place undue reliance on such forward-looking statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our market risk includes the inability to obtain construction loans, refinance existing construction loans into long-term fixed-rate nonrecourse financing, refinance existing nonrecourse financing at maturity, obtain renewals or replacement of credit enhancement devices, such as letters of credit, or otherwise obtain funds by selling real estate assets or by raising equity. We also have interest-rate exposure on our current variable-rate debt portfolio. During the construction period, we have historically used variable-rate debt to finance developmental projects. At March 31, 2017, our outstanding variable-rate debt, including borrowings under our revolving credit facility and term loan, consisted of $947,696,000 of taxable debt and $604,679,000 of tax-exempt debt. Upon opening and achieving stabilized operations, we have historically procured long-term fixed-rate financing for our rental properties. If we are unable to procure long-term fixed-rate financing, we would pursue extending maturities with existing lenders. Additionally, we are exposed to interest rate risk upon maturity of our long-term fixed-rate financings. The total weighted average interest rate includes the impact of interest rate swaps, caps and long-term contracts in place as of March 31, 2017.

Interest Rate Exposure
The following table summarizes the composition of nonrecourse debt, net:

March 31, 2017	Operating Properties	Development Projects	Total	Total Weighted Average Rate
	(dollars in thousands)
Fixed Rate	$1,862,264	$30,576	$1,892,840	4.38%
Variable Rate
Taxable	509,724	104,604	614,328	3.10%
Tax-Exempt	604,679	—	604,679	1.84%
	$2,976,667	$135,180	$3,111,847	3.64%
Total gross commitment from lenders		$355,306
To mitigate short-term variable interest rate risk, we have purchased interest rate hedges for our variable-rate debt as follows:
Taxable (Priced off of LIBOR Index)

	Swaps
	Notional	Average Base
Period Covered	Amount	Rate
	(dollars in thousands)
04/01/17 - 12/31/17	$98,571	1.87%
01/01/18 - 05/08/24	97,450	1.87%
Tax-Exempt (Priced off of Securities Industry and Financial Markets Association (“SIFMA”) Index)

	Caps
	Notional	Average Base
Period Covered	Amount	Rate
	(dollars in thousands)
04/01/17 - 12/31/17	$69,518	5.89%
01/01/18 - 12/31/18	41,118	5.81%
01/01/19 - 3/24/19	8,808	6.96%
The tax-exempt caps generally were purchased in conjunction with lender hedging requirements that require the borrower to protect against significant fluctuations in interest rates. Except for those requirements, we generally do not hedge tax-exempt debt due to its historically low interest rates.
Sensitivity Analysis to Changes in Interest Rates
Including the effect of the protection provided by the interest rate swaps, caps and long-term contracts in place as of March 31, 2017, a 100 basis point increase in taxable interest rates (including properties accounted for under the equity method, corporate debt and the effect of interest rate floors) would increase the annual pre-tax interest cost for the next 12 months of our variable-rate debt by approximately $8,664,000 at March 31, 2017. Although tax-exempt rates generally move in an amount smaller than corresponding changes in taxable interest rates, a 100 basis point increase in tax-exempt rates (including properties accounted for under the equity method) would increase the annual pre-tax interest cost for the next 12 months of our tax-exempt variable-rate debt by approximately $6,458,000 at March 31, 2017. This analysis includes a portion of our taxable and tax-exempt variable-rate debt related to construction loans for which the interest expense is capitalized.
We enter into total rate of return swaps (“TROR”) on various tax-exempt fixed-rate borrowings. The TROR convert borrowings from a fixed rate to a variable rate. The TROR requires the payment of a variable interest rate, generally equivalent to the SIFMA rate (0.91% at March 31, 2017) plus a spread. Additionally, we have guaranteed the fair value of the underlying borrowings. Fluctuation in the value of the TROR is offset by the fluctuation in the value of the underlying borrowings, resulting in minimal financial impact. At March 31, 2017, the aggregate notional amount of TROR designated as fair value hedging instruments is $551,985,000. The underlying TROR borrowings are subject to a fair value adjustment. In addition, we have TROR with notional amounts aggregating $137,736,000 that are not designated as fair value hedging instruments, but are subject to interest rate risk.

We estimate the fair value of our hedging instruments based on interest rate market and bond pricing models. At March 31, 2017 and December 31, 2016, we recorded interest rate caps, swaps and TROR with positive fair values of approximately $10,678,000 and $9,718,000, respectively, in other assets. At March 31, 2017 and December 31, 2016, we recorded interest rate swaps and TROR that had a negative fair value of approximately $19,892,000 and $26,202,000, respectively, in accounts payable, accrued expenses and other liabilities.
We estimate the fair value of our long-term debt instruments by market rates, if available, or by discounting future cash payments at interest rates that approximate the current market. Estimated fair value is based upon market prices of public debt, available industry financing data, current treasury rates and recent financing transactions. Based on these parameters, the table below contains the estimated fair value of our long-term debt, net (exclusive of the fair value of derivatives) at March 31, 2017.

	Carrying Value	Fair Value	Fair Value with 100 bp Decrease in Market Rates
	(in thousands)
Fixed	$2,005,135	$2,013,520	$2,187,659
Variable
Taxable	947,696	947,811	949,728
Tax-Exempt	604,679	602,475	603,569
Total Variable	$1,552,375	$1,550,286	$1,553,297
Total Long-Term Debt	$3,557,510	$3,563,806	$3,740,956
The following table provides information about our long-term debt instruments that are sensitive to changes in interest rates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk (continued)
March 31, 2017

	Expected Maturity Date
	Year Ending December 31,
Long-Term Debt	2017	2018	2019	2020	2021	Period Thereafter	Net Unamortized Procurement Costs	Total Outstanding	Fair Market Value
	(dollars in thousands)
Fixed:
Fixed-rate debt	$179,829	$208,394	$108,176	$160,603	$170,583	$1,079,737	$(14,482)	$1,892,840	$1,889,077
Weighted average interest rate	5.97%	4.53%	4.03%	5.03%	4.65%	3.99%		4.38%
Convertible senior debt (1)	—	73,216	—	40,021	—	—	(942)	112,295	124,443
Weighted average interest rate	—%	4.25%	—%	3.63%	—%	—%		4.03%
Total Fixed-Rate Debt	179,829	281,610	108,176	200,624	170,583	1,079,737	(15,424)	2,005,135	2,013,520
Variable:
Variable-rate debt	38,236	155,275	338,130	49,425	20,741	23,398	(10,877)	614,328	614,206
Weighted average interest rate (2)	3.61%	3.42%	2.78%	3.34%	4.69%	3.33%		3.10%
Tax-exempt	—	100,740	8,500	—	—	505,666	(10,227)	604,679	602,475
Weighted average interest rate (2)	—%	1.85%	3.89%	—%	—%	1.81%		1.84%
Revolving credit facility (1)	—	—	—	—	—	—		—	—
Weighted average interest rate (2)	—%	—%	—%	—%	—%	—%		—%
Term loan (1)	—	—	—	—	335,000	—	(1,632)	333,368	333,605
Weighted average interest rate (2)	—%	—%	—%	—%	2.23%	—%		2.23%
Total Variable-Rate Debt	38,236	256,015	346,630	49,425	355,741	529,064	(22,736)	1,552,375	1,550,286
Total Long-Term Debt	$218,065	$537,625	$454,806	$250,049	$526,324	$1,608,801	$(38,160)	$3,557,510	$3,563,806
Weighted average interest rate	5.55%	3.67%	3.09%	4.47%	3.12%	3.29%		3.52%

(1)	Represents recourse debt.

(2)	Weighted average interest rate is based on current market rates as of March 31, 2017.

Item 4. Controls and Procedures
The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or furnishes under the Securities Exchange Act of 1934 (“Securities Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this quarterly report, an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, was carried out under the supervision and with the participation of the Company’s management, which includes the CEO and CFO. Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2017.
There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

Item 1A. Risk Factors

You should carefully consider the risks and uncertainties described below and under “Information Related to Forward-Looking Statements” in this Quarterly Report on Form 10-Q, as well as in Part I-Item 1A under the heading “Risk Factors” and the information contained under the heading “Information Related to Forward-Looking Statements” in our Annual Report on Form 10-K for the year ended December 31, 2016 (the “2016 Annual Report”), and the other information included or incorporated by reference in this Quarterly Report on Form 10-Q and in other documents that we file with the SEC from time to time. If any of the events or circumstances described in the following risks actually occur, our business, financial condition and/or results of operations could be materially adversely affected and the price of our common shares could decline.
The information presented below updates and should be read in connection with the risk factors and information disclosed in our 2016 Annual Report.
Lawsuits Have Been Filed Against the Company, Certain Current and Former Members of the Board, RMS, Limited Partnership and Certain Members of the Ratner, Miller and Shafran Families, and An Adverse Determination in Such Lawsuits May Prevent the Reclassification From Becoming Effective or From Becoming Effective Within the Expected Timeframe.
The Company, certain current and former members of the Board, RMS, Limited Partnership and certain members of the Ratner, Miller and Shafran families are named as defendants in a putative class action and derivative lawsuit brought by purported Class A stockholders on behalf of a putative class of Class A stockholders as well as on behalf of the Company challenging the proposed Reclassification.  The Plaintiffs seek, among other things, to enjoin the completion of the Reclassification on the terms described in this proxy statement/prospectus and other monetary and equitable relief. The outcome of such litigation is uncertain. If a dismissal is not granted or a settlement is not reached, this litigation could prevent or delay completion of the Reclassification and result in substantial costs to the Company. Other persons or entities may file additional lawsuits against the Company, members of the Board, members of the Company’s management, RMS, or members of the Ratner, Miller and Shafran families in connection with the Reclassification.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) and (b) – Not applicable.
(c) – Repurchase of equity securities during the quarter.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Amount that May Yet Be Purchased Under the Plans or Programs
Class A Common Stock
January 1 through January 31, 2017
Common Stock Repurchase Program (1)	—	$—	—	$100,000,000
Employee Transactions (2)	232	$21.67	—
February 1 through February 28, 2017
Common Stock Repurchase Program (1)	—	$—	—	$100,000,000
Employee Transactions (2)	7,725	$22.82	—
March 1 through March 31, 2017
Common Stock Repurchase Program (1)	—	$—	—	$100,000,000
Employee Transactions (2)	149,347	$21.79	—
Total
Common Stock Repurchase Program (1)	—	$—	—	$100,000,000
Employee Transactions (2)	157,304	$21.84	—

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

(2)	Class A common stock repurchased to satisfy the minimum tax withholding requirements relating to restricted stock vesting.

Item 6. Exhibits

Exhibit Number		Description of Document

*+10.1	-	Second Amendment to the Forest City Realty Trust, Inc. 1994 Stock Plan, effective as of March 24, 2017.

*+10.2	-	Form of Restricted Shares Agreement for Nonemployee Directors.

*31.1	-	Principal Executive Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	-	Principal Financial Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**32.1	-	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101	-
The following financial information from Forest City Realty Trust, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited); (ii) Consolidated Statements of Operations (unaudited); (iii) Consolidated Statements of Comprehensive Income (Loss) (unaudited); (iv) Consolidated Statements of Equity (unaudited); (v) Consolidated Statements of Cash Flows (unaudited); and (vi) Notes to Consolidated Financial Statements (unaudited).

+	Management contract or compensatory arrangement.
*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FOREST CITY REALTY TRUST, INC. (Registrant)

Date:	May 4, 2017	/s/ ROBERT G. O’BRIEN
Name: Robert G. O’Brien
Title: Executive Vice President and Chief Financial Officer

Date:	May 4, 2017	/s/ CHARLES D. OBERT
Name: Charles D. Obert
Title: Executive Vice President, Chief Accounting Officer and Corporate Controller