Form 10-Q
period 2017-06-30
Forest City Realty Trust, Inc.
filed 2017-08-03
CIK 1647509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________
Form 10-Q
_____________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017

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

Class	Outstanding at July 31, 2017
Class A Common Stock, $.01 par value	266,766,419 shares

Forest City Realty Trust, Inc. and Subsidiaries

i

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Forest City Realty Trust, Inc. and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

	June 30, 2017
	(Unaudited)	December 31, 2016
	(in thousands)
Assets
Real Estate
Completed rental properties	$7,261,574	$7,112,347
Projects under construction and development	648,631	734,980
Land inventory	73,555	68,238
Total Real Estate	7,983,760	7,915,565
Less accumulated depreciation	(1,506,397)	(1,442,006)
Real Estate, net – (variable interest entities $2,303.7 million and $2,270.3 million, respectively)	6,477,363	6,473,559
Cash and equivalents – (variable interest entities $69.7 million and $59.3 million, respectively)	172,339	174,619
Restricted cash – (variable interest entities $45.2 million and $46.5 million, respectively)	143,237	149,300
Accounts receivable, net – (variable interest entities $61.6 million and $72.2 million, respectively)	210,215	208,563
Notes receivable – (variable interest entities $188.0 million and $154.3 million, respectively)	418,230	383,163
Investments in and advances to unconsolidated entities	543,167	564,779
Other assets – (variable interest entities $64.8 million and $72.2 million, respectively)	256,758	274,614
Total Assets	$8,221,309	$8,228,597
Liabilities and Equity
Liabilities
Nonrecourse mortgage debt and notes payable, net – (variable interest entities $1,429.5 million and $1,437.8 million, respectively)	$3,158,280	$3,120,833
Revolving credit facility	—	—
Term loan, net	333,468	333,268
Convertible senior debt, net	112,410	112,181
Accounts payable, accrued expenses and other liabilities – (variable interest entities $245.7 million and $241.9 million, respectively)	656,805	726,724
Cash distributions and losses in excess of investments in unconsolidated entities	123,807	150,592
Total Liabilities	4,384,770	4,443,598
Commitments and Contingencies	—	—
Equity
Stockholders’ Equity
Preferred stock – $.01 par value, respectively; 20,000,000 shares authorized, no shares issued	—	—
Common stock – $.01 par value
Class A, 371,000,000 shares authorized, 265,233,926 and 239,937,796 shares issued and outstanding, respectively	2,652	2,399
Class B, convertible, 0 and 56,000,000 shares authorized, 0 and 18,788,169 shares issued and outstanding, respectively	—	188
Total common stock	2,652	2,587
Additional paid-in capital	2,502,269	2,483,275
Retained earnings	863,133	812,386
Stockholders’ equity before accumulated other comprehensive loss	3,368,054	3,298,248
Accumulated other comprehensive loss	(11,867)	(14,410)
Total Stockholders’ Equity	3,356,187	3,283,838
Noncontrolling interest	480,352	501,161
Total Equity	3,836,539	3,784,999
Total Liabilities and Equity	$8,221,309	$8,228,597

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Realty Trust, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands, except per share data)
Revenues
Rental	$165,964	$162,546	$328,413	$325,729
Tenant recoveries	28,132	28,644	54,064	60,234
Service and management fees	11,363	12,511	21,490	21,193
Parking and other	13,221	14,041	24,959	29,398
Land sales	17,762	8,221	23,522	12,154
Military Housing	—	—	—	3,518
Total revenues	236,442	225,963	452,448	452,226
Expenses
Property operating and management	78,158	81,435	156,951	171,355
Real estate taxes	21,357	21,600	42,557	46,066
Ground rent	3,766	3,447	7,654	7,086
Cost of land sales	7,694	1,702	9,695	2,042
Military Housing operating	—	—	—	2,730
Corporate general and administrative	14,018	16,750	29,601	33,862
Organizational transformation and termination benefits	6,863	5,681	11,388	14,401
	131,856	130,615	257,846	277,542
Depreciation and amortization	65,747	62,418	129,302	125,629
Write-offs of abandoned development projects and demolition costs	1,596	—	1,596	—
Impairment of real estate	—	2,100	—	14,564
Total expenses	199,199	195,133	388,744	417,735
Operating income	37,243	30,830	63,704	34,491

Interest and other income	9,896	11,031	20,168	20,685
Interest expense	(28,901)	(32,435)	(56,876)	(67,070)
Amortization of mortgage procurement costs	(1,507)	(1,416)	(2,729)	(3,081)
Loss on extinguishment of debt	—	—	(2,843)	(29,084)
Earnings (loss) before income taxes and earnings from unconsolidated entities	16,731	8,010	21,424	(44,059)
Earnings from unconsolidated entities
Equity in earnings	6,261	8,551	15,539	19,087
Net gain on disposition of interest in unconsolidated entities	35,253	12,613	52,954	12,613
	41,514	21,164	68,493	31,700
Earnings (loss) before income taxes	58,245	29,174	89,917	(12,359)
Income tax expense (benefit) of taxable REIT subsidiaries
Current	4,462	327	4,513	1,249
Deferred	—	(135)	—	393
	4,462	192	4,513	1,642
Earnings (loss) before gains on disposal of real estate	53,783	28,982	85,404	(14,001)
Net gain (loss) on disposition of interest in development project	—	—	(113)	136,117
Net gain (loss) on disposition of full or partial interest in rental properties, net of tax	4,526	(623)	13,829	89,018
Earnings from continuing operations	58,309	28,359	99,120	211,134
Discontinued operations, net of tax
Operating loss from rental property	—	—	—	(1,126)
Gain on disposition of disposal group	—	—	—	64,553
Equity in earnings (loss)	—	—	—	(822)
	—	—	—	62,605
Net earnings	58,309	28,359	99,120	273,739
Noncontrolling interests, gross of tax
Earnings from continuing operations attributable to noncontrolling interests	(1,556)	(1,760)	(1,450)	(3,881)
Loss from discontinued operations attributable to noncontrolling interests	—	—	—	776
	(1,556)	(1,760)	(1,450)	(3,105)
Net earnings attributable to Forest City Realty Trust, Inc.	$56,753	$26,599	$97,670	$270,634

Basic earnings per common share
Earnings from continuing operations attributable to common stockholders	$0.22	$0.10	$0.37	$0.79
Earnings from discontinued operations attributable to common stockholders	—	—	—	0.24
Net earnings attributable to common stockholders	$0.22	$0.10	$0.37	$1.03
Diluted earnings per common share
Earnings from continuing operations attributable to common stockholders	$0.22	$0.10	$0.37	$0.78
Earnings from discontinued operations attributable to common stockholders	—	—	—	0.24
Net earnings attributable to common stockholders	$0.22	$0.10	$0.37	$1.02

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Realty Trust, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended June 30,
	2017	2016
	(in thousands)
Net earnings	$58,309	$28,359
Other comprehensive income:
Foreign currency translation adjustments	—	11
Unrealized net gains on interest rate derivative contracts	837	6,508
Total other comprehensive income	837	6,519
Comprehensive income	59,146	34,878
Comprehensive income attributable to noncontrolling interest	(1,559)	(1,764)
Total comprehensive income attributable to Forest City Realty Trust, Inc.	$57,587	$33,114

	Six Months Ended June 30,
	2017	2016
	(in thousands)
Net earnings	$99,120	$273,739
Other comprehensive income:
Foreign currency translation adjustments	—	95
Unrealized net gains on interest rate derivative contracts	2,550	8,584
Total other comprehensive income	2,550	8,679
Comprehensive income	101,670	282,418
Comprehensive income attributable to noncontrolling interest	(1,457)	(3,113)
Total comprehensive income attributable to Forest City Realty Trust, Inc.	$100,213	$279,305

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Realty Trust, Inc. and Subsidiaries
Consolidated Statements of Equity
(Unaudited)

							Accumulated
	Common Stock				Additional		Other
	Class A		Class B		Paid-In	Retained	Comprehensive	Noncontrolling
	Shares	Amount	Shares	Amount	Capital	Earnings	(Loss) Income	Interest	Total
	(in thousands)
Balances at December 31, 2015	238,949	$2,389	18,805	$188	$2,524,420	$1,059,240	$(67,905)	$456,224	$3,974,556
Net loss, net of $776 loss attributable to redeemable noncontrolling interest						(158,402)		6,078	(152,324)
Other comprehensive income							53,495	15	53,510
Common stock dividends						(88,452)			(88,452)
Conversion of Class B common stock to Class A common stock	17	—	(17)	—					—
Cost incurred for planned conversion of Class B to Class A common stock					(3,896)				(3,896)
Restricted stock and performance shares vested	1,267	12			(12)				—
Repurchase of Class A common stock	(390)	(3)			(7,942)				(7,945)
Exercise of stock options	86	1			1,157				1,158
Stock-based compensation					25,463				25,463
Issuance of Class A common stock in exchange for 2016 Senior Notes	9	—			186				186
Acquisition of partners’ noncontrolling interest in consolidated subsidiaries					(56,101)			19,916	(36,185)
Contributions from noncontrolling interests								50,506	50,506
Distributions to noncontrolling interests								(31,578)	(31,578)
Balances at December 31, 2016	239,938	$2,399	18,788	$188	$2,483,275	$812,386	$(14,410)	$501,161	$3,784,999
Net earnings						97,670		1,450	99,120
Other comprehensive income							2,543	7	2,550
Common stock dividends						(46,923)			(46,923)
Conversion of Class B common stock to Class A common stock	24,612	246	(18,788)	(188)	(58)				—
Cost incurred for conversion of Class B to Class A common stock					(9,305)				(9,305)
Restricted stock vested	703	7			(7)				—
Repurchase of Class A common stock	(229)	(2)			(5,049)				(5,051)
Exercise of stock options	54	1			845				846
Issuance of Class A common stock under the deferred compensation plan for non-employee directors	13	—			309				309
Stock-based compensation					14,041				14,041
Exchange of 2006 Class A Common Units for Class A common stock	143	1			7,287			(7,288)	—
Acquisition of partners’ noncontrolling interest in consolidated subsidiaries					10,931			(10,931)	—
Contributions from noncontrolling interests								15,770	15,770
Distributions to noncontrolling interests								(19,817)	(19,817)
Balances at June 30, 2017 (Unaudited)	265,234	$2,652	—	$—	$2,502,269	$863,133	$(11,867)	$480,352	$3,836,539

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Realty Trust, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2017	2016
	(in thousands)
Net earnings	$99,120	$273,739
Depreciation and amortization	129,302	125,629
Amortization of mortgage procurement costs	2,729	3,081
Impairment of real estate	—	14,564
Write-offs of abandoned development projects	1,596	—
Loss on extinguishment of debt	2,843	29,084
Net (gain) loss on disposition of interest in development project	113	(136,117)
Net gain on disposition of full or partial interest in rental properties, net of tax	(13,829)	(89,018)
Deferred income tax expense	—	393
Earnings from unconsolidated entities	(68,493)	(31,700)
Stock-based compensation expense	9,741	10,612
Amortization and mark-to-market adjustments of derivative instruments	(399)	3,534
Operating distributions from unconsolidated entities	44,202	35,598
Non-cash operating expenses and deferred taxes included in discontinued operations	—	(309)
Loss from unconsolidated entities included in discontinued operations	—	1,400
Gain on disposition of disposal group included in discontinued operations, net of tax	—	(64,553)
Increase in land inventory	(2,790)	(3,775)
(Increase) decrease in accounts receivable	(19,748)	3,822
(Increase) decrease in other assets	(4,083)	4,695
Decrease in accounts payable, accrued expenses and other liabilities	(17,127)	(87,506)
Net cash provided by operating activities	163,177	93,173
Cash flows from investing activities
Capital expenditures	(201,554)	(303,737)
Capital expenditures of assets included in discontinued operations	—	(690)
Payment of lease procurement costs	(6,129)	(3,145)
Increase in notes receivable	(24,379)	(26,321)
Payments on notes receivable	—	58,000
Decrease in restricted cash	6,063	16,668
Cash held at Arena upon disposition	—	(28,041)
Proceeds from disposition of rental properties or development project	30,183	507,226
Contributions to unconsolidated entities	(42,744)	(93,087)
Distributions from unconsolidated entities	63,988	20,758
Net cash (used in) provided by investing activities	(174,572)	147,631
Cash flows from financing activities
Proceeds from nonrecourse mortgage debt and notes payable	112,902	170,933
Principal payments on nonrecourse mortgage debt and notes payable	(44,411)	(57,234)
Redemption of Senior Notes due 2018 & 2020	—	(157,644)
Payments to noteholders related to exchange of convertible senior notes	—	(24,376)
Transaction costs related to exchange of convertible senior notes	—	(2,460)
Payment of costs incurred for conversion of Class B to Class A common stock	(2,405)	—
Payment of deferred financing costs	(2,130)	(4,221)
Repurchase of Class A common stock	(5,051)	(7,198)
Exercise of stock options	846	1,158
Dividends paid to stockholders	(46,923)	(57,211)
Acquisitions of noncontrolling interests	—	(38,968)
Contributions from noncontrolling interests	15,770	40,430
Distributions to noncontrolling interests	(19,483)	(11,914)
Net cash provided by (used in) financing activities	9,115	(148,705)
Net (decrease) increase in cash and equivalents	(2,280)	92,099
Cash and equivalents at beginning of period (including cash held for sale - 2016)	174,619	293,720
Cash and equivalents at end of period	$172,339	$385,819

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

A. Accounting Policies
General
Forest City Realty Trust, Inc. (with its subsidiaries, the “Company”) principally engages in the operation, development, management and acquisition of office, apartment and retail real estate and land throughout the United States. The Company had approximately $8.2 billion of consolidated assets in 20 states and the District of Columbia at June 30, 2017. The Company’s core markets include Boston, Chicago, Dallas, Denver, Los Angeles, Philadelphia, and the greater metropolitan areas of New York City, San Francisco and Washington D.C. The Company has regional offices in Boston, Dallas, Denver, Los Angeles, New York City, San Francisco, Washington, D.C., and the Company’s corporate headquarters in Cleveland, Ohio.
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
The Company holds substantially all of its assets, and conducts substantially all of its business, through Forest City Enterprises, L.P. (the “Operating Partnership”). The Company is the sole general partner of the Operating Partnership and, as of June 30, 2017, the Company owns all of the limited partnership interests in the Operating Partnership.
The Company holds and operates certain of its assets through one or more taxable REIT subsidiaries (“TRSs”). A TRS is a subsidiary of a REIT subject to applicable corporate income tax. The Company’s use of TRSs enables it to continue to engage in certain businesses while complying with REIT qualification requirements and allows the Company to retain income generated by these businesses for reinvestment without the requirement of distributing those earnings. The primary businesses held in TRSs include 461 Dean Street, an apartment building in Brooklyn, New York, South Bay Galleria and Antelope Valley Mall, regional malls in Redondo Beach, California and Palmdale, California, respectively, Pacific Park Brooklyn project, land development operations, Barclays Center arena (sold in January 2016), the Nets (sold in January 2016), and military housing operations (sold in February 2016). In the future, the Company may elect to reorganize and transfer certain assets or operations from its TRSs to other subsidiaries, including qualified REIT subsidiaries.
Segments
The Company is organized around real estate operations, real estate development and corporate support functions.
Real Estate Operations represents the performance of the Company’s core rental real estate portfolio and is comprised of the following reportable operating segments:

•	Office - owns, acquires and operates office and life science buildings.

•	Apartments - owns, acquires and operates upscale and middle-market apartments, adaptive re-use developments and subsidized senior housing.

•	Retail - owns, acquires and operates amenity retail within our mixed-use projects, regional malls and specialty/urban retail centers.
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
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires the Company to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and related notes. Some of the critical estimates made by the Company include, but are not limited to, determination of the primary beneficiary of variable interest entities (“VIEs”), estimates of useful lives for long-lived assets, reserves for collection on accounts and notes receivable and other investments, gain on change of control of interests, impairment of real estate and other-than-temporary impairments on equity method investments. Actual results could differ from those estimates.
Reclassifications
The Company recently completed an internal reorganization and began presenting new reportable operating segments during the three months ended September 30, 2016. The prior period has been recast to conform to the current period presentation.
Concurrent with the Company’s internal reorganization, certain functions previously performed within the old business unit structure were centralized into the corporate segment. The Company analyzed the allocation methodology of the new corporate functions and the historic corporate functions and how it relates to support services provided to the new segments within the Company’s new organizational structure. As a result of this analysis, certain expenses previously recorded in the old business units and reported on the property operating and management expenses financial statement line item are recorded in the corporate segment and included in the corporate general and administrative expense financial statement line item. To conform to the current year presentation, $800,000 and $2,260,000 have been reclassed from property operating and management expenses to corporate general and administrative expenses for the three and six months ended June 30, 2016, respectively.
Certain other prior period amounts in the accompanying consolidated financial statements have been reclassified to conform to the current year’s presentation.
Variable Interest Entities
As of June 30, 2017, the Company determined it was the primary beneficiary of 46 VIEs. The creditors of the consolidated VIEs do not have recourse to the Company’s general credit. As of June 30, 2017, the Company determined it was not the primary beneficiary of 41 VIEs and accounts for these interests as equity method investments. The maximum exposure to loss of these unconsolidated VIEs is limited to the Company’s investment balance of $150,000,000 as of June 30, 2017.
New Accounting Guidance
The following accounting pronouncements were adopted during the six months ended June 30, 2017:
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
The following new accounting pronouncements will be adopted on their respective effective dates:
In May 2014, the FASB issued an amendment to the accounting guidance for revenue from contracts with customers. The core principle of this guidance is an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance defines steps an entity should apply to achieve the core principle. This guidance is effective for annual reporting periods beginning after December 15, 2017 and interim reporting periods within that annual period and allows for both retrospective and modified retrospective methods of adoption. Early adoption was permitted for annual periods beginning after December 15, 2016. The Company intends to adopt the guidance using the modified retrospective method. Rental revenue from lease contracts represents a significant portion of our total revenues and is a specific scope exception provided by this guidance. However, common area maintenance and other tenant reimbursable expenses provided to the lessee are considered a non-lease component and will be required to be separated from rental revenue and recorded on a separate financial statement line item upon adoption of the new accounting guidance on leases discussed below. Certain of our other revenue streams, such as management, development and other fee arrangements, as well as recognition of gains on full or partial sales of real estate may be impacted by the new guidance. The Company has finalized a project plan, including determination of each applicable revenue stream required to be analyzed within the scope of this accounting guidance. The Company has completed its analysis of management fee income and has concluded the adoption will not have any impact on the method of revenue recognition of these revenues.The Company continues the process of reviewing various customer revenue contracts (primarily consisting of parking and other revenues) to analyze the overall impact the adoption will have on the Company’s Statement of Operations.
In February 2016, the FASB issued an amendment to the accounting guidance on leases. This guidance sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new guidance requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. The guidance is expected to impact the Company’s consolidated financial statements as the Company has certain operating and land lease arrangements for which it is the lessee. The new guidance supersedes the previous leases accounting standard. This guidance is effective for fiscal years, and for interim reporting periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. The adoption of the new guidance is expected to have an impact on the consolidated financial statements as the Company has material ground lease arrangements, as well as other lease agreements. In addition, the Company believes it will be precluded from capitalizing its internal leasing costs, as the costs are not expected to be directly incremental to the successful execution of a lease, as required by the new guidance. The Company is in the process of evaluating the impact of this guidance.
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
In February 2017, the FASB issued an amendment to the accounting guidance on the derecognition of nonfinancial assets. The guidance clarifies the definition of an in substance nonfinancial asset and the recognition of gains and losses from the transfer of nonfinancial assets and for partial sales of nonfinancial assets, which would include real estate. This guidance is effective for fiscal years, and for interim reporting periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted. The Company is in the process of evaluating the impact of this guidance.

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
Pursuant to the Master Contribution Agreement, 2006 Units not exchanged are entitled to a distribution preference payment equal to the dividends paid on an equivalent number of shares of the Company’s common stock. The Company recorded $162,000 and $334,000 during the three and six months ended June 30, 2017, respectively, and $116,000 and $427,000 during the three and six months ended June 30, 2016, respectively, related to the distribution preference payment, which is classified as noncontrolling interest expense on the Company’s Consolidated Statement of Operations.
As a result of the January 2017 sale of Shops at Bruckner Boulevard, an unconsolidated specialty retail center in Bronx, New York, the Company accrued $482,000 related to a tax indemnity payment due to the BCR Entities in accordance with the terms of the Tax Protection Agreement. The Company paid the BCR Entities $241,000 during the three months ended June 30, 2017 and expects to remit the remaining amounts in quarterly installments.
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
In March 2017, certain BCR Entities exchanged 142,879 of the 2006 Units. The Company issued 142,879 shares of its Class A common stock for the exchanged 2006 Units. The Company accounted for the exchange as a purchase of noncontrolling interests, resulting in a reduction of noncontrolling interests of $7,288,000, an increase to Class A common stock of $1,000 and a combined increase to additional paid-in capital of $7,287,000, accounting for the fair value of common stock issued and the difference between the fair value of consideration exchanged and the historical cost basis of the noncontrolling interest balance. At June 30, 2017 and December 31, 2016, 1,797,909 and 1,940,788 of the 2006 Units were outstanding, respectively.
In December 2016, the Company’s Board of Directors approved, and the Company entered into a reclassification agreement with RMS Limited Partnership (“RMS”), the former controlling stockholder of the Company's Class B shares (the “Reclassification Agreement”). The Reclassification Agreement provided that, at the Effective Time, as defined in the Agreement, following the satisfaction of the conditions thereto, each share of Class B Common Stock issued and outstanding immediately prior to the Effective Time would be reclassified and exchanged into 1.31 shares of Class A Common Stock, with a right to cash in lieu of fractional shares (the “Reclassification”). At the Company’s Annual Meeting of Stockholders held on June 9, 2017, the stockholders approved the Reclassification. See Note I – Capital Stock for additional information.
In October 2016, the Company entered into a Reimbursement Agreement with RMS (the “Reimbursement Agreement”). The Company agreed to reimburse RMS (together with its officers, directors, employees, beneficiaries, trustees, representatives and agents)(“Reimbursed Persons”) for reasonable and documented fees and out-of-pocket expenses of RMS’s financial, legal and public relations advisors incurred in evaluating and negotiating the Reclassification. In addition, the Company agreed to reimburse the Reimbursed Persons for (i) reasonable costs and expenses incurred in connection with any Proceeding (as defined in the Reimbursement Agreement) to which such Reimbursed Person is a party or otherwise involved in and (ii) any losses, damages or liabilities actually and reasonably suffered or incurred in any such Proceeding by a Reimbursed Person. Amounts incurred subject to the Reimbursement Agreement were approximately $4,060,000 and $1,207,000 during the six months ended June 30, 2017 and the year ended December 31, 2016, respectively. See Note I – Capital Stock for additional information.

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Accumulated Other Comprehensive Loss
The following table summarizes the components of accumulated other comprehensive income (loss) (“accumulated OCI”):

	June 30, 2017	December 31, 2016
	(in thousands)
Unrealized losses on interest rate derivative contracts (1)	$11,923	$14,473
Noncontrolling interest	(56)	(63)
Accumulated Other Comprehensive Loss	$11,867	$14,410

(1)	Includes unrealized losses on interest rate swaps accounted for as hedges held by certain of the Company’s equity method investees.
The following table summarizes the changes, net of noncontrolling interest, of accumulated OCI by component:

	Foreign Currency Translation	Interest Rate Contracts	Total
	(in thousands)
Six Months Ended June 30, 2017
Balance, January 1, 2017	$—	$(14,410)	$(14,410)
Gain recognized in accumulated OCI	—	(336)	(336)
Loss reclassified from accumulated OCI	—	2,879	2,879
Total other comprehensive income	—	2,543	2,543
Balance, June 30, 2017	$—	$(11,867)	$(11,867)
Six Months Ended June 30, 2016
Balance, January 1, 2016	$(95)	$(67,810)	$(67,905)
Gain (loss) recognized in accumulated OCI	95	(11,590)	(11,495)
Loss reclassified from accumulated OCI	—	20,166	20,166
Total other comprehensive income	95	8,576	8,671
Balance, June 30, 2016	$—	$(59,234)	$(59,234)
The following table summarizes losses reclassified from accumulated OCI and their location on the Consolidated Statements of Operations:

Accumulated OCI Components	Loss Reclassified from Accumulated OCI	Location on Consolidated Statements of Operations
	(in thousands)
Six Months Ended June 30, 2017
Interest rate contracts	$1,510	Interest expense
Interest rate contracts	1,376	Earnings from unconsolidated entities
	2,886	Total before noncontrolling interest
	(7)	Noncontrolling interest
	$2,879	Loss reclassified from accumulated OCI
Six Months Ended June 30, 2016
Interest rate contracts	$18,436	Interest expense
Interest rate contracts	113	Net gain on disposition of full or partial interest in rental properties, net of tax
Interest rate contracts	1,625	Earnings from unconsolidated entities
	20,174	Total before noncontrolling interest
	(8)	Noncontrolling interest
	$20,166	Loss reclassified from accumulated OCI

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Noncontrolling Interest
During the three months ended June 30, 2017, the Company exercised a promote option in the Arizona State Retirement System joint venture agreement, whereby the Company increased its ownership in the joint venture from 25.00% to 29.63%, as a result of the funds cumulative financial performance and estimated value creation. The non-cash transaction resulted in a decrease to noncontrolling interest and a corresponding increase to additional paid-in capital of $10,931,000.
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
Organizational Transformation and Termination Benefits
The following table summarizes the components of organizational transformation and termination benefits:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Termination benefits	$4,585	$2,612	$8,737	$7,563
Shareholder activism costs	2,278	—	2,651	—
Reorganization costs	—	2,978	—	5,975
REIT conversion costs	—	91	—	863
Total	$6,863	$5,681	$11,388	$14,401
For the periods presented, the Company experienced workplace reductions and recorded the associated termination benefits expenses (outplacement and severance payments based on years of service and other defined criteria) for each occurrence.
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
The following table summarizes the activity in the accrued severance balance for termination benefits:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Accrued severance benefits, beginning balance	$9,058	$11,722	$9,969	$16,338
Termination benefits expense	4,585	2,612	8,737	7,563
Payments	(1,933)	(3,057)	(6,996)	(12,624)
Accrued severance benefits, ending balance	$11,710	$11,277	$11,710	$11,277

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

	Six Months Ended June 30,
	2017	2016
	(in thousands)
Non-cash changes to balance sheet - Investing Activities
Projects under construction and development	$(14,157)	$(35,689)
Completed rental properties	(61,695)	(1,178,704)
Restricted cash	—	(12,265)
Notes receivable	2,500	275,700
Investments in and advances to affiliates - due to dispositions or change in control	603	125,732
Investments in and advances to affiliates - other activity	166	1,720
Total non-cash effect on investing activities	$(72,583)	$(823,506)
Non-cash changes to balance sheet - Financing Activities
Nonrecourse mortgage debt and notes payable, net	$(46,054)	$(843,595)
Convertible senior debt, net	—	(125)
Class A common stock	59	—
Additional paid-in capital	15,868	(13,659)
Redeemable noncontrolling interest	—	(159,202)
Noncontrolling interest	(18,545)	19,179
Total non-cash effect on financing activities	$(48,672)	$(997,402)

B. Notes Receivable
The following table summarizes the Company’s interest bearing notes receivable:

	June 30, 2017	December 31, 2016	Maturity Date	Weighted Average Interest Rate
	(in thousands)
Stapleton	$182,537	$141,034	Various	8.57%
The Nets sale	125,100	125,100	January 2021	4.50%
Barclays Center sale	92,600	92,600	January 2019	4.50%
Other	17,993	24,429	Various	4.93%
Total	$418,230	$383,163

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

C. Nonrecourse Mortgage Debt and Notes Payable, Net
The following table summarizes the nonrecourse mortgage debt and notes payable, net maturities as of June 30, 2017:

Years Ending December 31,
(in thousands)
2017	$207,166
2018	485,570
2019	469,018
2020	219,130
2021	193,259
Thereafter	1,619,746
3,193,889
Net unamortized mortgage procurement costs	(35,609)
Total	$3,158,280

D. Revolving Credit Facility
In November 2015, the Company entered into a Revolving Credit Agreement which provided for total available borrowings of $500,000,000 (increased to $600,000,000 in May 2016) and contains an accordion provision, subject to bank approval, allowing the Company to increase total available borrowings to $750,000,000 (“Revolving Credit Facility”).
The Revolving Credit Facility matures in November 2019, and provides for two six-month extension periods, subject to certain conditions. Borrowings bear interest at the Company’s option at either London Interbank Offered Rate (“LIBOR”) (1.22% at June 30, 2017) plus a margin of 1.15% - 1.85% (1.25% at June 30, 2017) or the Prime Rate (4.25% at June 30, 2017) plus a margin of 0.15% - 0.85% (0.25% at June 30, 2017). In addition, the Revolving Credit Facility is subject to an annual facility fee of 0.20% - 0.35% (0.25% at June 30, 2017) of total available borrowings. Up to $150,000,000 of the available borrowings can be used for letters of credit. The applicable margins and annual facility fee are based on the Company’s total leverage ratio (adjusted quarterly, if applicable).
The Revolving Credit Facility has restrictive covenants, including a prohibition on certain types of dispositions, mergers, consolidations, and limitations on lines of business the Company is allowed to conduct. Additionally, the Revolving Credit Facility contains financial covenants, including the maintenance of a maximum total leverage ratio, maximum secured and unsecured leverage ratios, maximum secured recourse leverage ratio, a minimum fixed charge coverage ratio, and a minimum unencumbered interest coverage ratio (all as specified in the Revolving Credit Agreement). At June 30, 2017, the Company was in compliance with all of these financial covenants.
The following table summarizes available credit on the Revolving Credit Facility:

	June 30, 2017	December 31, 2016
	(in thousands)
Total available borrowings	$600,000	$600,000
Less:
Outstanding borrowings	—	—
Letters of credit	43,018	44,215
Available credit	$556,982	$555,785
As of June 30, 2017 and December 31, 2016, unamortized debt issuance costs related to the Revolving Credit Facility of $2,278,000 and $2,757,000, respectively, are included in other assets on the Consolidated Balance Sheets.

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

E. Term Loan, Net
In May 2016, the Company entered into a Term Loan Credit Agreement which provides a $335,000,000 senior unsecured term loan credit facility (“Term Loan”).
The Term Loan matures in May 2021 and bears interest at the Company’s option at either LIBOR (based on the approximate date of the initial borrowings and adjusted monthly thereafter) (1.05% at June 30, 2017) plus a margin of 1.30% - 2.20% (1.45% at June 30, 2017) or the Prime Rate plus a margin of 0.30% - 1.20% (0.45% at June 30, 2017). The applicable margins are based on the Company’s total leverage ratio. Upon the Company obtaining an investment grade credit rating, established by certain debt rating agencies for the Company’s long term, senior, unsecured non-credit enhanced debt (the “Debt Ratings”), the applicable margin will, at the Company’s election, be based on the Company’s then-current Debt Ratings.
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
The following table summarizes outstanding borrowings of the Term Loan, net:

	June 30, 2017	December 31, 2016
	(in thousands)
Total outstanding borrowings	$335,000	$335,000
Net unamortized debt procurement costs	(1,532)	(1,732)
Total	$333,468	$333,268

F. Convertible Senior Debt, Net
The following table summarizes the convertible senior debt, net:

	June 30, 2017	December 31, 2016
	(in thousands)
4.250% Notes due 2018	$73,216	$73,216
3.625% Notes due 2020	40,021	40,021
	113,237	113,237
Net unamortized debt procurement costs	(827)	(1,056)
Total	$112,410	$112,181
During the six months ended June 30, 2016, the Company entered into separate, privately negotiated exchange agreements with certain holders of the Company’s convertible senior notes. Under the terms of the agreements, holders agreed to exchange certain notes for either shares of Class A common stock or cash payments. Under the accounting guidance for induced conversions of convertible debt, additional amounts paid to induce the holders to exchange the notes were expensed resulting in a loss on extinguishment of debt.
The following table summarizes the convertible senior debt transactions completed during the six months ended June 30, 2016 with no similar transaction occurring during the six months ended June 30, 2017:

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

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Convertible Senior Notes due 2018
Holders may convert their 4.250% Convertible Senior Notes due August 15, 2018 (“2018 Senior Notes”) at their option at any time prior to the close of business on the scheduled trading day immediately preceding the maturity date. Initially, upon conversion, a noteholder would have received 46.1425 shares of Class A common stock per $1,000 principal amount of 2018 Senior Notes (“Conversion Rate”), based on a conversion price of approximately $21.67 per share of Class A common stock, subject to adjustment. In accordance with the 2018 Senior Note Indenture, the second quarter 2016 cash dividend paid by the Company triggered a required adjustment to the Conversion Rate from 46.1425 shares of Class A common stock to 46.6375 shares of Class A common stock effective as of June 10, 2016, the record date for the second quarter 2016 dividend. The second quarter 2017 dividend triggered an additional required adjustment from 46.6375 shares of Class A common stock to 47.2567 shares of Class A common stock effective as of June 9, 2017, the record date for the second quarter 2017 dividend. See Note J – Dividends for detailed information on the Company’s cash dividends.
Convertible Senior Notes due 2020
Holders may convert their 3.625% Convertible Senior Notes due August 15, 2020 (“2020 Senior Notes”) at their option at any time prior to the close of business on the scheduled trading day immediately preceding the maturity date. Initially, upon conversion, a noteholder would have received 41.3129 shares of Class A common stock per $1,000 principal amount of 2020 Senior Notes (“Conversion Rate”), based on a conversion price of approximately $24.21 per share of Class A common stock, subject to adjustment. In accordance with the 2020 Senior Note Indenture, the second quarter 2016 cash dividend paid by the Company triggered a required adjustment to the Conversion Rate from 41.3129 shares of Class A common stock to 41.7561 shares of Class A common stock effective as of June 10, 2016, the record date for the second quarter 2016 dividend. The second quarter 2017 dividend triggered an additional required adjustment from 41.7561 shares of Class A common to 42.3105 shares of Class A common stock effective as of June 9, 2017, the record date for the second quarter 2017 dividend. See Note J – Dividends for detailed information on the Company’s cash dividends.
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
The effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges is recorded in accumulated OCI and is subsequently reclassified into earnings during the period the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value is recognized directly in earnings. Ineffectiveness was insignificant during the three and six months ended June 30, 2017 and 2016. As of June 30, 2017, the Company expects it will reclassify amounts recorded in accumulated OCI into earnings as an increase in interest expense of approximately $4,595,000 within the next twelve months. However, the actual amount reclassified could vary due to future changes in the fair value of these derivatives.
Fair Value Hedges of Interest Rate Risk
The Company enters into total rate of return swaps (“TROR”) on various tax-exempt fixed-rate borrowings. The TROR convert borrowings from a fixed rate to a variable rate. The TROR requires the payment of a variable interest rate, generally equivalent to the Securities Industry and Financial Markets Association (“SIFMA”) rate (0.91% at June 30, 2017) plus a spread. Additionally, the Company has guaranteed the fair value of the underlying borrowings. Fluctuation in the value of the TROR is offset by the fluctuation in the value of the underlying borrowings, resulting in minimal financial impact. At June 30, 2017, the aggregate notional amount of TROR designated as fair value hedging instruments is $551,985,000. The underlying TROR borrowings are subject to a fair value adjustment.

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
The Company has certain undesignated TROR where the associated debt is held by an unconsolidated affiliate or unrelated third parties. The change in fair value of these TROR is recognized in earnings. At June 30, 2017, the aggregate notional amount of these TROR is $137,628,000.
In instances where the Company enters into separate derivative instruments effectively hedging the same debt for consecutive annual periods, the duplicate amount of notional is excluded from the following disclosure in an effort to provide information that enables the financial statement user to understand the Company’s volume of derivative activity.

The following table summarizes the fair values and location in the Consolidated Balance Sheets of all derivative instruments:

	Fair Value of Derivative Instruments
	Asset Derivatives (included in Other Assets)		Liability Derivatives (included in Accounts Payable, Accrued Expenses and Other Liabilities)
	Current Notional	Fair Value	Current Notional	Fair Value
	(in thousands)
	June 30, 2017
Derivatives Designated as Hedging Instruments
Interest rate swaps	$63,810	$639	$34,416	$1,353
TROR	315,970	5,361	236,015	6,297
Total	$379,780	$6,000	$270,431	$7,650
Derivatives Not Designated as Hedging Instruments
Interest rate caps	$69,518	$—	$—	$—
TROR	100,635	5,731	36,993	12,072
Total	$170,153	$5,731	$36,993	$12,072

	December 31, 2016
Derivatives Designated as Hedging Instruments
Interest rate swaps	$64,248	$593	$34,666	$1,504
TROR	235,970	5,008	316,015	12,442
Total	$300,218	$5,601	$350,681	$13,946
Derivatives Not Designated as Hedging Instruments
Interest rate caps	$69,518	$—	$—	$—
TROR	100,800	4,117	37,044	12,256
Total	$170,318	$4,117	$37,044	$12,256

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

The following table summarizes the impact of gains and losses related to derivative instruments designated as cash flow hedges included in the accumulated OCI section of the Consolidated Balance Sheets and in equity in earnings and interest expense in the Consolidated Statements of Operations:

		Loss Reclassified from Accumulated OCI
Derivatives Designated as Cash Flow Hedging Instruments	Gain (Loss) Recognized in OCI (Effective Portion)	Location on Consolidated Statements of Operations	Effective Amount	Ineffective Amount
	(in thousands)
Three Months Ended June 30, 2017
Interest rate caps and interest rate swaps	$(577)	Interest expense	$(739)	$(8)
		Earnings from unconsolidated entities	(667)	—
Total	$(577)		$(1,406)	$(8)
Six Months Ended June 30, 2017
Interest rate caps and interest rate swaps	$(336)	Interest expense	$(1,461)	$(49)
		Earnings from unconsolidated entities	(1,376)	—
Total	$(336)		$(2,837)	$(49)

Three Months Ended June 30, 2016
Interest rate caps and interest rate swaps	$(3,505)	Interest expense	$(9,195)	$(8)
		Net gain (loss) on disposition of full or partial interest in rental properties, net of tax	—	—
		Earnings from unconsolidated entities	(810)	—
Total	$(3,505)		$(10,005)	$(8)
Six Months Ended June 30, 2016
Interest rate caps and interest rate swaps	$(11,590)	Interest expense	$(18,409)	$(27)
		Net gain (loss) on disposition of full or partial interest in rental properties, net of tax	(113)	—
		Earnings from unconsolidated entities	(1,625)	—
Total	$(11,590)		$(20,147)	$(27)

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

The following table summarizes the impact of gains and losses related to derivative instruments not designated as cash flow hedges in the Consolidated Statements of Operations:

	Net Gain (Loss) Recognized
	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Derivatives Designated as Fair Value Hedging Instruments
TROR (1)	$1,147	$306	$6,498	$(623)
Derivatives Not Designated as Hedging Instruments
Interest rate caps and interest rate swaps	$—	$—	$—	$(94)
TROR	300	(581)	1,798	(1,981)
Total	$300	$(581)	$1,798	$(2,075)

(1)
The net gain (loss) recognized in interest expense from the change in fair value of the underlying TROR borrowings was $(1,147) and $(6,498) for the three and six months ended June 30, 2017, respectively, and $(306) and $623 for the three and six months ended June 30, 2016, respectively, offsetting the gain (loss) recognized on the TROR.

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
Agreements with derivative counterparties contain provisions under which the counterparty could terminate the derivative obligations if the Company defaults on its obligations under the Revolving Credit Agreement and designated conditions are fulfilled. In instances where the Company’s subsidiaries have derivative obligations secured by a mortgage, the derivative obligations could be terminated if the indebtedness between the two parties is terminated, either by loan payoff or default of the indebtedness. In addition, certain subsidiaries have agreements containing provisions whereby the subsidiaries must maintain certain minimum financial ratios. As of June 30, 2017, the Company does not have any derivative contracts containing credit-risk related contingent features, such as a credit rating downgrade, that may trigger collateral to be posted with a counterparty.
The following table summarizes information about collateral posted for derivatives in liability positions as of June 30, 2017:

	Collateral Information
	Notional Amount	Fair Value Prior to Nonperformance Risk	Nonperformance Risk	Collateral Posted	Nature of Collateral	Credit Risk Contingent Feature
	(in thousands)
Property Specific Swaps	$34,416	$1,421	$(68)	$—	Mortgage liens	None
TROR	273,008	18,342	27	58,937	Restricted cash, notes receivable, letters of credit	None
Total	$307,424	$19,763	$(41)	$58,937

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

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

The following table summarizes information about financial assets and liabilities measured at fair value on a recurring basis, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value:

	June 30, 2017
	Level 1	Level 2	Level 3	Total
	(in thousands)
Interest rate swaps (assets)	$—	$639	$—	$639
Interest rate swaps (liabilities)	—	(1,353)	—	(1,353)
TROR (assets)	—	—	11,092	11,092
TROR (liabilities)	—	—	(18,369)	(18,369)
Fair value adjustment to the borrowings subject to TROR	—	—	936	936
Total	$—	$(714)	$(6,341)	$(7,055)

	December 31, 2016
	(in thousands)
Interest rate swaps (assets)	$—	$593	$—	$593
Interest rate swaps (liabilities)	—	(1,504)	—	(1,504)
TROR (assets)	—	—	9,125	9,125
TROR (liabilities)	—	—	(24,698)	(24,698)
Fair value adjustment to the borrowings subject to TROR	—	—	7,434	7,434
Total	$—	$(911)	$(8,139)	$(9,050)
The following table presents a reconciliation of financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Net TROR	Fair value adjustment to the borrowings subject to TROR	Total
	(in thousands)
Six Months Ended June 30, 2017
Balance, January 1, 2017	$(15,573)	$7,434	$(8,139)
Total realized and unrealized gains (losses):
Included in earnings	8,296	(6,498)	1,798
Balance, June 30, 2017	$(7,277)	$936	$(6,341)
Six Months Ended June 30, 2016
Balance, January 1, 2016	$(10,785)	$2,810	$(7,975)
Total realized and unrealized gains (losses):
Included in earnings	(2,604)	623	(1,981)
Balance, June 30, 2016	$(13,389)	$3,433	$(9,956)
The following table presents quantitative information about the significant unobservable inputs used to estimate the fair value of financial instruments measured on a recurring basis as of June 30, 2017:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value June 30, 2017	Valuation Technique	Unobservable Input	Input Values
	(in thousands)
TROR	$(7,277)	Third party bond pricing	Bond valuation	87.63 - 121.72
Fair value adjustment to the borrowings subject to TROR	$936	Third party bond pricing	Bond valuation	87.63 - 103.17
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
The following table summarizes the fair value of nonrecourse mortgage debt and notes payable, net (exclusive of the fair value of derivatives), term loan, net and convertible senior debt, net:

	June 30, 2017		December 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Nonrecourse mortgage debt and notes payable, net	$3,158,280	$3,157,468	$3,120,833	$3,105,587
Term loan, net	333,468	333,639	333,268	333,527
Convertible senior debt, net	112,410	131,254	112,181	122,795
Total	$3,604,158	$3,622,361	$3,566,282	$3,561,909

I. Capital Stock
Pursuant to the Reclassification Agreement, the Board submitted a proposal for stockholder approval to eliminate the dual-class share structure at the Company’s 2017 Annual Meeting of Stockholders. This proposal was approved by the stockholders at the Company’s Annual Meeting of Stockholders on June 9, 2017 and became effective following the market close on June 12, 2017. As a result, each share of the 18,788,163 shares of Class B common stock issued and outstanding immediately prior to the Effective Time were reclassified into 1.31 shares of Class A common stock. As such, 24,612,495 additional shares of Class A common stock were issued to the prior Class B common stockholders. Upon completion of this transaction, all outstanding shares of common stock are entitled to one vote per share on all matters brought to the Company’s stockholders, including but not limited to, the election of the entire Board of Directors.
Certain professional and consulting fees, including investment banking success fees incurred directly related to the stock conversion were recorded as a $9,305,000 reduction to additional paid-in capital, in accordance with applicable accounting requirements when raising permanent equity. Amounts include costs paid on behalf of RMS in accordance with the Reimbursement Agreement. See the “Related Party Transactions” section of Note A – Accounting Policies for detailed information of the Reimbursement Agreement.

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

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

The following table summarizes cash dividends declared by the Board of Directors on the Company’s Class A and Class B common stock (in thousands, except per share data):

Type	Date Declared	Record Date	Payment Date	Amount Per Share	Total Cash Payment
2017
Quarterly	May 17, 2017	June 9, 2017	June 23, 2017	$0.09	$23,482
Quarterly	March 1, 2017	March 13, 2017	March 27, 2017	$0.09	$23,441
			Total	$0.18	$46,923

2016
Quarterly	November 30, 2016	December 12, 2016	December 23, 2016	$0.06	$15,620
Quarterly	August 18, 2016	September 2, 2016	September 16, 2016	$0.06	$15,621
Quarterly	May 17, 2016	June 10, 2016	June 24, 2016	$0.06	$15,623
Quarterly	February 18, 2016	March 4, 2016	March 18, 2016	$0.06	$15,596
E&P	February 18, 2016	March 4, 2016	March 18, 2016	$0.10	$25,992
			Total	$0.34	$88,452

K. Stock-Based Compensation
During the six months ended June 30, 2017, the Company granted 26,112 stock options, 672,876 shares of restricted stock and 243,571 performance shares under the Company’s 1994 Stock Plan. The stock options had a grant-date fair value of $4.79, which was computed using the Black-Scholes option-pricing model using the following assumptions: expected term of 5.5 years, expected volatility of 25.1%, risk-free interest rate of 2.12%, and expected dividend yield of 1.69%. The exercise price of the options is $21.83, the closing price of the underlying Class A common stock on the date of grant. The restricted stock had a weighted average grant-date fair value of $21.85 per share, based on the closing price of the Class A common stock on the respective dates of grant. The performance shares had a grant-date fair value of $24.91 per share, which was computed using a Monte Carlo simulation.
At June 30, 2017, $337,000 of unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 9 months, $20,984,000 of unrecognized compensation cost related to restricted stock is expected to be recognized over a weighted-average period of 24 months, and $9,861,000 of unrecognized compensation cost related to performance shares is expected to be recognized over a weighted-average period of 20 months.
The following table summarizes stock-based compensation costs and related deferred income tax benefit recognized in the financial statements:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Stock option costs	$137	$229	$337	$526
Restricted stock costs	3,808	2,380	8,946	7,928
Performance share costs	2,740	2,571	4,758	4,717
Total stock-based compensation costs	6,685	5,180	14,041	13,171
Less amount capitalized into qualifying real estate projects	(1,808)	(728)	(4,300)	(2,559)
Amount charged to operating expenses	4,877	4,452	9,741	10,612
Depreciation expense on capitalized stock-based compensation	234	217	449	419
Total stock-based compensation expense	$5,111	$4,669	$10,190	$11,031
Deferred income tax benefit	$109	$132	$277	$321
The amount of grant-date fair value expensed immediately for awards granted to retirement-eligible grantees during the six months ended June 30, 2017 and 2016 was $867,000 and $1,166,000, respectively.
In connection with the vesting of restricted stock and performance shares during the six months ended June 30, 2017 and 2016, the Company repurchased 229,352 shares and 357,722 shares, respectively, of Class A common stock to satisfy the employees’ related minimum statutory tax withholding requirements. Shares repurchased during the six months ended June 30, 2017 and 2016 were returned to unissued shares with an aggregate cost basis of $5,051,000 and $7,198,000, respectively.

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

L. Write-Offs of Abandoned Development Projects and Demolition Costs
The Company reviews each project under development to determine whether it is probable the project will be developed. If management determines the project will not be developed, its project costs and other related expenses are written off as an abandoned development project cost. The Company abandons projects under development for a number of reasons, including, but not limited to, changes in local market conditions, increases in construction or financing costs or third party challenges related to entitlements or public financing. The Company recorded $1,596,000 as write-offs of abandoned development projects and demolition costs during the three and six months ended June 30, 2017. The Company incurred no write-offs of abandoned development projects and demolition costs during the three and six months ended June 30, 2016.
The Company incurred $396,000 and $747,000 as write-offs of abandoned development projects and demolition costs of unconsolidated entities during the three and six months ended June 30, 2017, which is included in equity in earnings and represents non-capitalizable demolition costs at a redevelopment property. The Company incurred no write-offs of abandoned development projects and demolition costs of unconsolidated entities for the three and six months ended June 30, 2016.

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
The following table summarizes the Company’s impairment of real estate included in continuing operations:

		Three Months Ended June 30,		Six Months Ended June 30,
		2017	2016	2017	2016
		(in thousands)
Shops at Wiregrass (Regional Mall)	Tampa, Florida	—	—	$—	$12,464
Other		—	2,100	—	2,100
Total		$—	$2,100	$—	$14,564
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

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Impairment of Unconsolidated Entities
The Company reviews its portfolio of unconsolidated entities for other-than-temporary impairments whenever events or changes indicate its carrying value in the investments may be in excess of fair value. An equity method investment’s value is impaired if management’s estimate of its fair value is less than the carrying value and the difference is deemed to be other-than-temporary. In estimating fair value, assumptions that may be used include comparable sale prices, market discount rates, market capitalization rates and estimated future discounted cash flows specific to the geographic region and property type, all of which are considered Level 3 inputs. For recently opened properties, assumptions also include the timing of initial property lease up. In the event initial property lease up assumptions differ from actual results, estimated future discounted cash flows may vary, resulting in impairment charges in future periods. There were no impairments of unconsolidated entities recorded during the three and six months ended June 30, 2017 and 2016.

N. Loss on Extinguishment of Debt
For the three and six months ended June 30, 2017, the Company recorded $0 and $2,843,000, respectively, as a loss on extinguishment of debt primarily related to a loss on extinguishment of nonrecourse mortgage debt at Illinois Science and Technology Park, office buildings in Skokie, Illinois that were sold during the first quarter of 2017. For the three and six months ended June 30, 2016, the Company recorded $0, and $29,084,000, respectively, as loss on extinguishment of debt. The loss on extinguishment of debt recorded for 2016 primarily relates to separate, privately negotiated exchange transactions involving a portion of the Company’s 2016, 2018 and 2020 Senior Notes. See Note F – Convertible Senior Debt, Net for detailed information.

O. Net Gain on Disposition of Interest in Unconsolidated Entities
The following table summarizes the net gain on disposition of interest in unconsolidated entities which are included in earnings (loss)from unconsolidated entities.

		Three Months Ended June 30,		Six Months Ended June 30,
		2017	2016	2017	2016
		(in thousands)
Federally assisted housing apartments	Various	$34,953	$—	$44,302	$—
Shops at Bruckner Boulevard (Specialty Retail Center)	Bronx, New York	—	—	8,183	—
Steinway Street Theaters (Specialty Retail Center)	Queens, New York	—	12,613	—	12,613
Other		300	—	469	—
		$35,253	$12,613	$52,954	$12,613
During the six months ended June 30, 2017, the Company completed the sale of unconsolidated federally assisted housing (“FAH”) apartment communities, consisting of 3,975 units. The dispositions resulted in net cash proceeds of $53,522,000.
During the six months ended June 30, 2017, the Company sold its entire ownership interest in Shops at Bruckner Boulevard, an unconsolidated specialty retail center in Bronx, New York. The sale generated net cash proceeds of $8,863,000 at the Company’s ownership share, of which $5,464,000 was not distributed to the Company and remained in the Company’s joint venture to be used for anticipated 2017 debt paydowns.
During the three months ended June 30, 2016, the Company sold its entire ownership interest in Steinway Street Theaters, an unconsolidated specialty retail center Queens, New York. The disposition resulted in net cash proceeds of $14,059,000.

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

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Income tax expense was $4,462,000 and $4,513,000 for the three and six months ended June 30, 2017, respectively, and $192,000 and $1,642,000 for the three and six months ended June 30, 2016, respectively. The Company did not recognize any federal corporate income tax on its earnings in the REIT for any of the periods presented. During the six months ended June 30, 2016, the Company reversed $83,645,000 of deferred tax assets associated with the Military Housing, Westchester’s Ridge Hill, the Nets and Barclays Center disposals.
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

		Three Months Ended June 30,		Six Months Ended June 30,
		2017	2016	2017	2016
		(in thousands)
Specialty Retail Centers:
Fairmont Cinema	San Jose, California	$4,128	$—	$4,128	$—
Avenue at Tower City Center & Tower City Parking	Cleveland, Ohio	500	—	500	14,207
Office Buildings:
Illinois Science and Technology Park (4 buildings)	Skokie, Illinois	—	—	3,771	—
Aperture Center	Albuquerque, New Mexico	—	—	—	(171)
Military Housing	Various	—	—	—	141,675
QIC Joint Venture-Westchester’s Ridge Hill (Regional Mall)	Yonkers, New York	—	—	—	343
Johns Hopkins Parking Garage	Baltimore, Maryland	—	(623)	—	(623)
Other		90	—	5,622	—
		4,718	(623)	14,021	155,431
Income tax effect		(192)	—	(192)	(66,413)
		$4,526	$(623)	$13,829	$89,018
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
Ballston Quarter
On April 1, 2016, the Company formed and entered into a joint venture with outside partners, affiliated entities of QIC. The Company contributed its equity interest in Ballston Quarter, a formerly wholly-owned regional mall in Arlington, Virginia, and certain residential development rights to the joint venture. The outside partner invested $36,269,000 of cash directly into the joint venture and assumed debt of $20,825,000, representing 49% of the nonrecourse mortgage debt of the property. The transaction does not meet the requirements to be recognized as a sale for accounting purposes as the Company formed and entered into a joint venture and has a commitment to re-invest its entire cash proceeds received from the sale as a part of a major redevelopment plan of the asset. Upon closing, the entity was deemed to have insufficient equity and was assessed for consolidation purposes using the VIE model. Based on this and the substantive participating rights in all significant decision making areas of the outside partner, the Company concluded it appropriate to deconsolidate the entity and account for its interest under the equity method of accounting at historical cost.

S. Discontinued Operations
On January 29, 2016, the Company completed the sale of its 55% ownership interest in Barclays Center and 20% equity method ownership interest in the Nets (collectively, the “Disposal Group”). The sales price for our equity interest in Barclays Center was $162,600,000, generating net cash proceeds of $60,924,000 and a note receivable of $92,600,000, which bears interest at 4.50% per annum payable semi-annually and matures in 2019. In addition, the buyer assumed the gross debt totaling $457,745,000. The sales price for our equity interest in the Nets was $125,100,000 payable entirely in the form of a note receivable, which bears interest at 4.50% per annum payable at maturity in 2021.
The following tables summarize the operating results related to discontinued operations:

Six Months Ended June 30, 2016
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

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

The following table summarizes the gain on disposition of Disposal Group, net of tax:

Six Months Ended June 30, 2016
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
The reconciliation of the basic and diluted EPS computations is shown in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Numerators (in thousands)
Earnings from continuing operations attributable to Forest City Realty Trust, Inc.	$56,753	$26,599	$97,670	$207,253
Distributed and undistributed earnings allocated to participating securities	(564)	(257)	(943)	(2,570)
Earnings from continuing operations attributable to common stockholders ‑ Basic	$56,189	$26,342	$96,727	$204,683
Interest on convertible debt	362	—	—	2,282
Earnings from continuing operations attributable to common stockholders ‑ Diluted	$56,551	$26,342	$96,727	$206,965
Net earnings attributable to Forest City Realty Trust, Inc.	$56,753	$26,599	$97,670	$270,634
Distributed and undistributed earnings allocated to participating securities	(564)	(257)	(943)	(3,488)
Net earnings attributable to common stockholders ‑ Basic	$56,189	$26,342	$96,727	$267,146
Interest on convertible debt	362	—	—	2,282
Net earnings attributable to common stockholders ‑ Diluted	$56,551	$26,342	$96,727	$269,428
Denominators
Weighted average shares outstanding ‑ Basic	260,569,749	258,645,220	259,688,409	258,298,148
Effect of stock options and performance shares	750,968	360,478	576,980	405,501
Effect of convertible debt	1,693,309	—	—	5,032,691
Weighted average shares outstanding ‑ Diluted (1)	263,014,026	259,005,698	260,265,389	263,736,340
Earnings Per Share
Earnings from continuing operations attributable to common stockholders ‑ Basic	$0.22	$0.10	$0.37	$0.79
Earnings from continuing operations attributable to common stockholders ‑ Diluted	$0.22	$0.10	$0.37	$0.78
Net earnings attributable to common stockholders ‑ Basic	$0.22	$0.10	$0.37	$1.03
Net earnings attributable to common stockholders ‑ Diluted	$0.22	$0.10	$0.37	$1.02

(1)
Incremental shares from restricted stock and convertible securities aggregating 5,825,998 and 7,750,242 and for the three and six months ended June 30, 2017, respectively, and 7,607,238 and 5,547,034 for the three and six months ended June 30, 2016, respectively, were not included in the computation of diluted EPS because their effect is anti-dilutive. Weighted-average options, restricted stock and performance shares of 1,260,537 and 1,713,883 for the three and six months ended June 30, 2017, respectively, and 2,510,245 and 2,843,459 for the three and six months ended June 30, 2016, respectively, were not included in the computation of diluted EPS because their effect is anti-dilutive under the treasury stock method.

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
The following tables summarize financial data for the Company’s reportable operating segments. All amounts are presented in thousands.

	June 30, 2017	December 31, 2016
	Identifiable Assets
Office	$3,084,640	$3,192,840
Apartments	2,359,686	2,406,768
Retail	505,567	521,015
Total Operations	5,949,893	6,120,623
Development	1,950,746	1,799,138
Corporate	320,670	308,836
	$8,221,309	$8,228,597

	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016	2017	2016	2017	2016
	Revenues				Operating Expenses
Office	$117,383	$120,565	$230,922	$236,173	$44,738	$48,451	$87,514	$94,349
Apartments	72,314	73,873	144,412	145,041	32,190	32,283	66,094	68,912
Retail	15,044	15,935	29,794	41,126	10,596	9,017	21,350	26,065
Total Operations	204,741	210,373	405,128	422,340	87,524	89,751	174,958	189,326
Development	31,701	15,590	47,320	26,368	23,451	18,433	41,899	37,223
Corporate	—	—	—	—	20,881	22,431	40,989	48,263
Other	—	—	—	3,518	—	—	—	2,730
	$236,442	$225,963	$452,448	$452,226	$131,856	$130,615	$257,846	$277,542

	Depreciation and Amortization				Capital Expenditures
Office	$34,912	$34,643	$68,911	$69,046	$12,999	$4,524	$27,301	$14,025
Apartments	19,359	18,614	38,010	37,351	6,186	3,746	10,106	5,701
Retail	2,450	5,207	5,515	12,234	1,746	2,400	2,161	4,441
Total Operations	56,721	58,464	112,436	118,631	20,931	10,670	39,568	24,167
Development	8,369	3,659	15,535	6,246	83,595	126,764	161,622	279,570
Corporate	657	295	1,331	626	343	—	364	—
Other	—	—	—	126	—	—	—	—
	$65,747	$62,418	$129,302	$125,629	$104,869	$137,434	$201,554	$303,737
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

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

The reconciliations of net earnings (loss) to Adjusted EBITDA by segment are shown in the following tables. All amounts are presented in thousands.

Three Months Ended June 30, 2017	Office	Apartments	Retail	Total Operations	Development	Corporate	Other	Total
Net earnings (loss) attributable to Forest City Realty Trust, Inc.	$39,585	$62,488	$27,036	$129,109	$(5,295)	$(67,061)	$—	$56,753
Depreciation and amortization	35,769	22,601	16,790	75,160	6,272	657	—	82,089
Interest expense	—	—	—	—	—	48,857	—	48,857
Amortization of mortgage procurement costs	—	—	—	—	—	1,909	—	1,909
Income tax expense	—	—	—	—	—	4,654	—	4,654
Loss on extinguishment of debt	—	—	—	—	—	2	—	2
Net (gain) loss on disposition of full or partial interests in rental properties	—	(90)	(4,628)	(4,718)	—	—	—	(4,718)
Gain on disposition of unconsolidated entities	—	(34,596)	—	(34,596)	—	—	—	(34,596)
Organizational transformation and termination benefits	—	—	—	—	—	6,863	—	6,863
Adjusted EBITDA Attributable to Forest City Realty Trust, Inc.	$75,354	$50,403	$39,198	$164,955	$977	$(4,119)	$—	$161,813

Three Months Ended June 30, 2016	Office	Apartments	Retail	Total Operations	Development	Corporate	Other	Total
Net earnings (loss) attributable to Forest City Realty Trust, Inc.	$37,390	$26,535	$35,027	$98,952	$(2,694)	$(69,659)	$—	$26,599
Depreciation and amortization	34,569	23,200	19,019	76,788	2,459	295	—	79,542
Interest expense	—	—	—	—	—	54,890	—	54,890
Amortization of mortgage procurement costs	—	—	—	—	—	2,031	—	2,031
Income tax expense	—	—	—	—	—	192	—	192
Impairment of consolidated real estate	—	2,100	—	2,100	—	—	—	2,100
Loss on extinguishment of debt	—	—	—	—	—	849	—	849
Net (gain) loss on disposition of full or partial interests in rental properties	623	—	—	623	—	—	—	623
Gain on disposition of unconsolidated entities	—	—	(12,613)	(12,613)	—	—	—	(12,613)
Organizational transformation and termination benefits	—	—	—	—	—	5,681	—	5,681
Adjusted EBITDA Attributable to Forest City Realty Trust, Inc.	$72,582	$51,835	$41,433	$165,850	$(235)	$(5,721)	$—	$159,894

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Six Months Ended June 30, 2017	Office	Apartments	Retail	Total Operations	Development	Corporate	Other	Total
Net earnings (loss) attributable to Forest City Realty Trust, Inc.	$81,894	$104,004	$58,394	$244,292	$(15,872)	$(130,750)	$—	$97,670
Depreciation and amortization	70,631	45,092	32,640	148,363	11,446	1,331	—	161,140
Interest expense	—	—	—	—	—	96,688	—	96,688
Amortization of mortgage procurement costs	—	—	—	—	—	3,741	—	3,741
Income tax expense	—	—	—	—	—	4,705	—	4,705
Loss on extinguishment of debt	—	—	—	—	—	4,468	—	4,468
Net (gain) loss on disposition of full or partial interests in rental properties	(3,771)	(5,622)	(4,628)	(14,021)	—	—		(14,021)
Gain on disposition of unconsolidated entities	—	(44,114)	(8,183)	(52,297)	—	—	—	(52,297)
Organizational transformation and termination benefits	—	—	—	—	—	11,388	—	11,388
Adjusted EBITDA Attributable to Forest City Realty Trust, Inc.	$148,754	$99,360	$78,223	$326,337	$(4,426)	$(8,429)	$—	$313,482

Six Months Ended June 30, 2016	Office	Apartments	Retail	Total Operations	Development	Corporate	Other	Total
Net earnings (loss) attributable to Forest City Realty Trust, Inc.	$72,458	$49,317	$60,459	$182,234	$125,429	$(259,217)	$222,188	$270,634
Depreciation and amortization	68,933	46,045	39,128	154,106	4,154	626	302	159,188
Interest expense	—	—	—	—	—	113,615	—	113,615
Amortization of mortgage procurement costs	—	—	—	—	—	4,437	—	4,437
Income tax expense	—	—	—	—	—	83,014	—	83,014
Impairment of consolidated real estate	—	2,100	12,464	14,564	—	—	—	14,564
Loss on extinguishment of debt	—	—	—	—	—	29,933	—	29,933
Net gain on disposition of interest in development project	—	—	—	—	(136,687)	—	—	(136,687)
Net gain on disposition of full or partial interests in rental properties	609	—	(14,550)	(13,941)	—	—	(141,675)	(155,616)
Gain on disposition of unconsolidated entities	—	—	(12,613)	(12,613)	—	—	—	(12,613)
Organizational transformation and termination benefits	—	—	—	—	—	14,401	—	14,401
Discontinued operations:
Depreciation and Amortization - Real Estate	—	—	—	—	—	—	35	35
Loss on disposition of rental properties	—	—	—	—	—	—	56,481	56,481
Net gain on disposition of partial interest in other investment - Nets	—	—	—	—	—	—	(136,247)	(136,247)
Nets pre-tax EBITDA	—	—	—	—	—	—	1,400	1,400
Adjusted EBITDA Attributable to Forest City Realty Trust, Inc.	$142,000	$97,462	$84,888	$324,350	$(7,104)	$(13,191)	$2,484	$306,539

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
RESULTS OF OPERATIONS
Corporate Description
We principally engage in the operation, development, management and acquisition of office, apartment and retail real estate and land throughout the United States. We have approximately $8.2 billion of consolidated assets in 20 states and the District of Columbia at June 30, 2017. Our core markets include Boston, Chicago, Dallas, Denver, Los Angeles, Philadelphia, and the greater metropolitan areas of New York City, San Francisco and Washington D.C. We have regional offices in Boston, Dallas, Denver, Los Angeles, New York City, San Francisco, Washington, D.C., and our corporate headquarters in Cleveland, Ohio.
Company Milestones
Significant milestones achieved during the second quarter of 2017 include:

•
The approval by the stockholders of the reclassification of the Company’s former Class B Common Stock to Class A Common Stock. In connection with the reclassification, each share of Class B Common Stock outstanding and issued immediately prior to the Effective Time was reclassified and exchanged into 1.31 shares of Class A Common Stock;

•
Completed the sale of sixteen of our unconsolidated federally assisted housing (“FAH”) apartment communities, consisting of 2,606 units. These dispositions resulted in net cash proceeds of $35,400,000. With the second quarter of 2017 sales, year to date 2017 FAH sales total twenty-two apartment communities, consisting of 3,975 units, and have generated $53,522,000 of net cash proceeds;

•	Completed the phased opening of 535 Carlton, an apartment community in Brooklyn, New York;

•
Declared and paid a $0.09 per share cash dividend on our Class A and Class B common stock for the second quarter of 2017, representing an increase of $0.03 per share (50%) from the second quarter of 2016;

•	The appointment by the Board of Directors, effective April 21, 2017, of Z. Jamie Behar as an independent Director to fill a vacancy on the Board of Directors;

•	The election of Craig Macnab, as an independent Director at the Company’s June 9, 2017 Annual Meeting of Stockholders; and

•
Exercised our promote option in the Arizona State Retirement System agreement, increasing our ownership from 25% to approximately 30%, as a result of the funds cumulative financial performance and estimated value creation in a non-cash transaction.

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

Reconciliation of Earnings (Loss) Before Income Taxes (GAAP) to Net Operating Income (non-GAAP) (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Earnings (loss) before income taxes (GAAP)	$58,245	$29,174	$89,917	$(12,359)
Earnings from unconsolidated entities	(41,514)	(21,164)	(68,493)	(31,700)
Earnings (loss) before income taxes and earnings from unconsolidated entities	16,731	8,010	21,424	(44,059)
Land sales	(17,762)	(8,221)	(23,522)	(12,154)
Cost of land sales	7,694	1,702	9,695	2,042
Other land development revenues	(1,862)	(2,228)	(2,967)	(4,144)
Other land development expenses	2,034	2,397	4,598	4,745
Corporate general and administrative expenses	14,018	16,750	29,601	33,862
Organizational transformation and termination benefits	6,863	5,681	11,388	14,401
Depreciation and amortization	65,747	62,418	129,302	125,629
Write-offs of abandoned development projects and demolition costs	1,596	—	1,596	—
Impairment of real estate	—	2,100	—	14,564
Interest and other income	(9,896)	(11,031)	(20,168)	(20,685)
Interest expense	28,901	32,435	56,876	67,070
Amortization of mortgage procurement costs	1,507	1,416	2,729	3,081
Loss on extinguishment of debt	—	—	2,843	29,084
NOI related to unconsolidated entities (1)	53,629	56,253	108,729	111,498
NOI related to noncontrolling interest (2)	(10,483)	(9,434)	(20,154)	(17,522)
NOI related to discontinued operations (3)	—	—	—	1,198
Net Operating Income (Non-GAAP)	$158,717	$158,248	$311,970	$308,610

(1) NOI related to unconsolidated entities:
Equity in earnings (GAAP)	$6,261	$8,551	$15,539	$19,087
Exclude non-NOI activity from unconsolidated entities:
Land and non-rental activity, net	(443)	(1,730)	(1,579)	(2,671)
Interest and other income	(451)	(390)	(1,976)	(755)
Write offs of abandoned development projects and demolition costs	396	—	747	—
Depreciation and amortization	23,938	23,469	47,027	45,143
Interest expense and extinguishment of debt	23,928	26,353	48,971	50,694
NOI related to unconsolidated entities	$53,629	$56,253	$108,729	$111,498

(2) NOI related to noncontrolling interest:
Earnings from continuing operations attributable to noncontrolling interests (GAAP)	$(1,556)	$(1,760)	$(1,450)	$(3,881)
Exclude non-NOI activity from noncontrolling interests:
Land and non-rental activity, net	1,132	713	1,378	1,062
Interest and other income	448	392	972	769
Depreciation and amortization	(7,194)	(5,730)	(14,177)	(10,249)
Interest expense and extinguishment of debt	(3,970)	(3,049)	(7,534)	(5,038)
Gain (loss) on disposition of full or partial interests in rental properties and interest in unconsolidated entities	657	—	657	(185)
NOI related to noncontrolling interest	$(10,483)	$(9,434)	$(20,154)	$(17,522)

(3) NOI related to discontinued operations:
Operating loss from discontinued operations, net of tax (GAAP)	$—	$—	$—	$(1,126)
Less loss from discontinued operations attributable to noncontrolling interests	—	—	—	776
Exclude non-NOI activity from discontinued operations (net of noncontrolling interest):
Depreciation and amortization	—	—	—	56
Interest expense	—	—	—	1,738
Income tax benefit	—	—	—	(246)
NOI related to discontinued operations	$—	$—	$—	$1,198

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
Comparable NOI is an operating statistic defined as NOI from stabilized properties operated in all periods presented. We believe comparable NOI is useful because it measures the performance of the same properties on a period-to-period basis and is used to assess operating performance and resource allocation of the operating properties. While property dispositions, acquisitions or other factors impact net earnings in the short term, we believe comparable NOI presents a consistent view of the overall performance of our operating portfolio from period to period.
The following is a reconciliation of comparable NOI to total NOI.

	Net Operating Income (in thousands)
	Three Months Ended June 30, 2017			Three Months Ended June 30, 2016			Comparable
	Comparable	Non-Comparable	Total	Comparable	Non-Comparable	Total	NOI % Change
Office	$66,089	$6,043	$72,132	$65,175	$5,015	$70,190	1.4%
Apartments	47,485	87	47,572	46,425	(183)	46,242	2.3%
Retail	36,577	2,354	38,931	36,930	3,449	40,379	(1.0)%
Federally Assisted Housing	—	3,996	3,996	—	4,791	4,791
Other NOI (1):
Straight-line rent adjustments	—	3,845	3,845	—	3,131	3,131
Other Operations	—	(1,521)	(1,521)	—	1,192	1,192
	150,151	14,804	164,955	148,530	17,395	165,925	1.1%
Recently-Opened Properties/Redevelopment	—	744	744	—	625	625
Development Segment (2)	—	(6,982)	(6,982)	—	(8,302)	(8,302)
Grand Total	$150,151	$8,566	$158,717	$148,530	$9,718	$158,248	1.1%

	Six Months Ended June 30, 2017			Six Months Ended June 30, 2016			Comparable
	Comparable	Non-Comparable	Total	Comparable	Non-Comparable	Total	NOI % Change
Office	$130,903	$11,175	$142,078	$130,226	$9,903	$140,129	0.5%
Apartments	92,853	123	92,976	91,867	(1,311)	90,556	1.1%
Retail	74,347	3,947	78,294	75,237	7,587	82,824	(1.2)%
Federally Assisted Housing	—	8,281	8,281	—	10,339	10,339
Other NOI (1):
Straight-line rent adjustments	—	6,643	6,643	—	4,979	4,979
Other Operations	—	(1,935)	(1,935)	—	(4,368)	(4,368)
	298,103	28,234	326,337	297,330	27,129	324,459	0.3%
Recently-Opened Properties/Redevelopment	—	(508)	(508)	—	1,254	1,254
Development Segment (2)	—	(13,859)	(13,859)	—	(19,605)	(19,605)
Other Segment	—	—	—	—	2,502	2,502
Grand Total	$298,103	$13,867	$311,970	$297,330	$11,280	$308,610	0.3%

(1)	Includes straight-line rent adjustments, participation payments as a result of refinancing transactions on our properties and management and service company overhead, net of service fee revenue.

(2)	Includes straight-line adjustments, non-capitalizable development overhead and other costs on our development projects.

NOI by Product Type
(dollars in thousands)

Six Months Ended June 30, 2017	Six Months Ended June 30, 2016

NOI by Product Type	$321,629	NOI by Product Type	$323,848
Other NOI (2):		Other NOI (2):
Straight-line rent adjustments	6,643	Straight-line rent adjustments	4,979
Other Operations	(1,935)	Other Operations	(4,368)
	4,708		611
Recently-Opened Properties/Redevelopment	(508)	Recently-Opened Properties/Redevelopment	1,254
Development Segment (3)	(13,859)	Development Segment (3)	(19,605)
Other Segment	—	Other Segment	2,502
Grand Total NOI	$311,970	Grand Total NOI	$308,610

(1)	Includes limited-distribution federally assisted housing.

(2)	Includes straight-line rent adjustments, participation payments as a result of refinancing transactions on our properties and management and service company overhead, net of service fee revenues.

(3)	Includes straight-line adjustments, non-capitalizable development overhead and other costs on our development projects.

NOI by Core Market
(dollars in thousands)

Six Months Ended June 30, 2017	Six Months Ended June 30, 2016

NOI by Market in Operations	$321,629	NOI by Market in Operations	$323,848
Other NOI (3):		Other NOI (3):
Straight-line rent adjustments	6,643	Straight-line rent adjustments	4,979
Other Operations	(1,935)	Other Operations	(4,368)
	4,708		611
Recently-Opened Properties/Redevelopment	(508)	Recently-Opened Properties/Redevelopment	1,254
Development Segment (4)	(13,859)	Development Segment (4)	(19,605)
Other Segment	—	Other Segment	2,502
Grand Total NOI	$311,970	Grand Total NOI	$308,610

(1)	Includes Richmond, Virginia.

(2)	Represents Regional Malls located in Non-Core Markets. Regional Malls located in Core Markets are included in their applicable Core Markets.

(3)	Includes straight-line rent adjustments, participation payments as a result of refinancing transactions on our properties and management and service company overhead, net of service fee revenues.

(4)	Includes straight-line adjustments, non-capitalizable development overhead and other costs on our development projects.

FFO
Funds From Operations (“FFO”), a non-GAAP measure, along with net earnings, provides an investor important information about our core operations. While property dispositions, acquisitions or other factors impact net earnings in the short-term, we believe FFO presents a consistent view of the overall financial performance of our business from period-to-period since the core of our business is the recurring operations of our portfolio of real estate assets. Management believes that the exclusion from FFO of gains and losses from the sale of operating real estate assets allows investors and analysts to readily identify the operating results of the Company’s core assets and assists in comparing those operating results between periods. Implicit in historical cost accounting for real estate assets in accordance with GAAP is the assumption that the value of real estate assets diminishes ratably over time. Since real estate values have historically risen or fallen with market conditions, many real estate investors and analysts have considered presentations of operating results for real estate companies using historical cost accounting alone to be insufficient. Because FFO excludes depreciation and amortization of real estate assets and impairment of depreciable real estate, management believes that FFO, along with the required GAAP presentations, provides another measurement of the Company’s performance relative to its competitors and an additional basis on which to make decisions involving operating, financing and investing activities than the required GAAP presentations alone would provide.
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
The table below reconciles net earnings, the most comparable GAAP measure, to FFO, a non-GAAP measure.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Net earnings attributable to Forest City Realty Trust, Inc. (GAAP)	$56,753	$26,599	$97,670	$270,634
Depreciation and Amortization—real estate (1)	81,400	78,788	159,749	157,650
Gain on disposition of full or partial interests in rental properties	(39,314)	(11,990)	(66,318)	(111,748)
Impairment of depreciable rental properties	—	2,100	—	14,564
Income tax expense adjustment — current and deferred (2):
Gain on disposition of full or partial interests in rental properties	4,642	236	4,642	55,272
FFO attributable to Forest City Realty Trust, Inc. (Non-GAAP)	$103,481	$95,733	$195,743	$386,372

FFO Per Share - Diluted
Numerator (in thousands):
FFO attributable to Forest City Realty Trust, Inc.	$103,481	$95,733	$195,743	$386,372
If-Converted Method (adjustments for interest):
4.250% Notes due 2018	778	778	1,556	2,250
3.625% Notes due 2020	362	362	725	1,280
FFO for per share data	$104,621	$96,873	$198,024	$389,902
Denominator:
Weighted average shares outstanding—Basic	260,569,749	258,645,220	259,688,409	258,298,148
Effect of stock options, restricted stock and performance shares	1,319,110	995,175	1,320,011	1,239,960
Effect of convertible debt	5,153,256	5,031,753	5,153,256	7,804,478
Effect of convertible 2006 Class A Common Units	1,797,909	1,940,788	1,853,955	1,940,788
Weighted average shares outstanding - Diluted	268,840,024	266,612,936	268,015,631	269,283,374
FFO Per Share - Diluted	$0.39	$0.36	$0.74	$1.45

(1)	The following table provides detail of depreciation and amortization:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Full Consolidation	$65,747	$62,418	$129,302	$125,629
Non-Real Estate	(689)	(754)	(1,391)	(1,573)
Real Estate Full Consolidation	65,058	61,664	127,911	124,056
Real Estate related to noncontrolling interest	(6,853)	(5,463)	(13,549)	(9,790)
Real Estate Unconsolidated	23,195	22,587	45,387	43,349
Real Estate Discontinued Operations	—	—	—	35
Real Estate at Company share	$81,400	$78,788	$159,749	$157,650

(2)	The following table provides detail of income tax expense (benefit):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Income tax expense on FFO
Operating Earnings:
Current taxes	$12	$91	$63	$3,720
Deferred taxes	—	(135)	—	24,022
Total income tax expense on FFO	12	(44)	63	27,742

Income tax expense (benefit) on non-FFO
Disposition of full or partial interests in rental properties:
Current taxes	$4,642	$236	$4,642	$(4,351)
Deferred taxes	—	—	—	59,623
Total income tax expense on non-FFO	4,642	236	4,642	55,272
Grand Total	$4,654	$192	$4,705	$83,014

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
The table below reconciles FFO to Operating FFO.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
FFO attributable to Forest City Realty Trust, Inc.	$103,481	$95,733	$195,743	$386,372
Write-offs of abandoned development projects and demolition costs	1,992	—	2,343	—
Tax credit income	(2,521)	(2,936)	(5,212)	(5,944)
Loss on extinguishment of debt	2	849	4,468	29,933
Change in fair market value of nondesignated hedges	(301)	590	(1,803)	1,986
Net gain on disposition of interest in development project	—	—	—	(136,687)
Net gain on disposition of partial interest in other investment - Nets	—	—	—	(136,247)
Straight-line rent adjustments	(3,993)	(3,350)	(6,935)	(5,211)
Organizational transformation and termination benefits	6,863	5,681	11,388	14,401
Nets pre-tax FFO	—	—	—	1,400
Income tax expense (benefit) on FFO	12	(44)	63	27,742
Operating FFO attributable to Forest City Realty Trust, Inc.	$105,535	$96,523	$200,055	$177,745

If-Converted Method (adjustments for interest) (in thousands):
4.250% Notes due 2018	778	778	1,556	2,250
3.625% Notes due 2020	362	362	725	1,280
Operating FFO attributable to Forest City Realty Trust, Inc. (If-Converted)	$106,675	$97,663	$202,336	$181,275

Weighted average shares outstanding—Basic	260,569,749	258,645,220	259,688,409	258,298,148
Effect of stock options, restricted stock and performance shares	1,319,110	995,175	1,320,011	1,239,960
Effect of convertible debt	5,153,256	5,031,753	5,153,256	7,804,478
Effect of convertible 2006 Class A Common Units	1,797,909	1,940,788	1,853,955	1,940,788
Weighted average shares outstanding - Diluted	268,840,024	266,612,936	268,015,631	269,283,374
Operating FFO per share - Diluted	$0.40	$0.37	$0.75	$0.67

Operations

Office and Retail
Comparable leased occupancy is 97.0% and 93.5% for office and retail, respectively, as of June 30, 2017 compared with 97.8% and 94.2%, respectively, as of June 30, 2016. Leased occupancy percentage is calculated by dividing the sum of the total tenant occupied space under the lease and vacant space under lease by total gross leasable area (“GLA”). Retail and office occupancy as of June 30, 2017 and 2016 represents leased occupancy at the end of the quarter. Occupancy data includes leases with original terms of one year or less. Comparable occupancy relates to stabilized properties opened and operated in both the three months ended June 30, 2017 and 2016.
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

	Same-Space Leases					Other New Leases
Quarter	Number of Leases Signed	GLA Signed	Contractual Rent Per SF (1)	Expired Rent Per SF (1)	Cash Basis % Change over Prior Rent	Number of Leases Signed	GLA Signed	Contractual Rent Per SF (1)	Total GLA Signed
Q3 2016	9	79,348	$28.02	$26.52	5.7%	5	8,227	$22.71	87,575
Q4 2016	12	88,740	$20.36	$21.46	(5.1)%	3	3,549	$25.27	92,289
Q1 2017	15	148,260	$62.17	$51.85	19.9%	5	13,128	$25.04	161,388
Q2 2017	20	290,759	$64.60	$57.69	12.0%	5	27,326	$42.07	318,085
Total	56	607,107	$52.76	$46.89	12.5%	18	52,230	$33.60	659,337

Retail Centers
The following tables represent those new leases and GLA signed and rent per square foot (“SF”) on the same space in which there was a former tenant and existing tenant renewals.
Regional Malls

Quarter	Number of Leases Signed	GLA Signed	Contractual Rent Per SF (1)	Expired Rent Per SF (1)	Cash Basis % Change over Prior Rent
Q3 2016	26	79,205	$63.15	$56.31	12.1%
Q4 2016	14	53,130	$153.75	$137.47	11.8%
Q1 2017	12	36,475	$140.81	$110.97	26.9%
Q2 2017	22	70,685	$69.77	$58.09	20.1%
Total	74	239,495	$97.03	$83.16	16.7%

Specialty Retail Centers

Quarter	Number of Leases Signed	GLA Signed	Contractual Rent Per SF (1)	Expired Rent Per SF (1)	Cash Basis % Change over Prior Rent
Q3 2016	2	5,131	$82.06	$78.17	5.0%
Q4 2016	—	—	$—	$—	0.0%
Q1 2017	—	—	$—	$—	0.0%
Q2 2017	1	7,463	$45.00	$58.52	(23.1)%
Total	3	12,594	$60.10	$66.53	(9.7)%

(1)
Office and Retail contractual rent per square foot includes base rent and fixed additional charges for common area maintenance and real estate taxes as of rental commencement. Retail contractual rent per square foot also includes fixed additional marketing/promotional charges. For all expiring leases, contractual rent per square foot includes any applicable escalations.

Apartments
Comparable economic occupancy for Apartments is 94.1% and 94.5% for the six months ended June 30, 2017 and 2016, respectively. Economic apartment occupancy is calculated by dividing gross potential rent (“GPR”) less vacancy by GPR. GPR is calculated based on actual rents per lease agreements for occupied apartment units and at market rents for vacant apartment units. Market rental rates are determined using a variety of factors which include availability of specific apartment unit types (one bedroom, two bedroom, etc.), seasonality factors and rents offered by competitive properties for similar apartment types in the same geographic market. Comparable economic occupancy relates to stabilized properties that operated in both the six months ended June 30, 2017 and 2016.
The following tables present leasing information of our apartment communities. Prior period amounts may differ from data as reported in previous quarters since the properties that qualify as comparable change from period to period.
Quarterly Comparison

		Monthly Average Apartment Rental Rates (2)			Economic Apartment Occupancy
Comparable Apartment	Leasable Units	Three Months Ended June 30,			Three Months Ended June 30,
Communities (1)	at Company % (3)	2017	2016	% Change	2017	2016	% Change
Core Markets	8,812	$2,021	$1,999	1.1%	95.0%	95.3%	(0.3)%
Non-Core Markets	7,954	$999	$979	2.0%	93.5%	93.4%	0.1%
Total Comparable Apartments	16,766	$1,536	$1,514	1.5%	94.6%	94.7%	(0.1)%

Year-to-Date Comparison

		Monthly Average Apartment Rental Rates (2)			Economic Apartment Occupancy
Comparable Apartment	Leasable Units	Six Months Ended June 30,			Six Months Ended June 30,
Communities (1)	at Company % (3)	2017	2016	% Change	2017	2016	% Change
Core Markets	8,812	$2,015	$1,992	1.2%	94.7%	95.2%	(0.5)%
Non-Core Markets	7,954	$997	$976	2.2%	92.6%	92.7%	(0.1)%
Total Comparable Apartments	16,766	$1,531	$1,509	1.5%	94.1%	94.5%	(0.4)%

Sequential Comparison

		Monthly Average Apartment Rental Rates (2)			Economic Apartment Occupancy
		Three Months Ended			Three Months Ended
Comparable Apartment	Leasable Units	June 30,	March 31,		June 30,	March 31,
Communities (1)	at Company % (3)	2017	2017	% Change	2017	2017	% Change
Core Markets	8,812	$2,021	$2,008	0.6%	95.0%	94.4%	0.6%
Non-Core Markets	7,954	$999	$994	0.5%	93.5%	91.7%	1.8%
Total Comparable Apartments	16,766	$1,536	$1,526	0.7%	94.6%	93.6%	1.0%

(1)
Includes stabilized apartment communities completely opened and operated in the periods presented. These apartment communities include units leased at affordable apartment rates which provide a discount from average market rental rates. For the three months ended June 30, 2017, 15.1% of leasable units in core markets and 4.9% of leasable units in non-core markets were affordable housing units. Excludes limited-distribution federally assisted housing units.

(2)	Represents GPR less concessions.

(3)	Leasable units represent our share of comparable leasable units at the apartment community.

Segment Operating Results - Quarterly Comparison
The following tables present revenues, operating expenses and equity in earnings by segment for the three months ended June 30, 2017 compared with the three months ended June 30, 2016. Other results of operations are discussed on a consolidated basis. All amounts in the following tables are presented in thousands.

	Office	Apartments	Retail	Total Operations	Development	Total
Revenues for the three months ended June 30, 2016	$120,565	$73,873	$15,935	$210,373	$15,590	$225,963
Increase (decrease) due to:
Comparable portfolio	7,379	908	155	8,442	—	8,442
Non-comparable properties (1)	(600)	612	(275)	(263)	5,576	5,313
Change in consolidation method due to partial sale or acquisition	—	—	(3,851)	(3,851)	—	(3,851)
Recently disposed properties	(7,128)	(714)	(117)	(7,959)	—	(7,959)
Land sales	—	—	—	—	9,541	9,541
Other	(2,833)	(2,365)	3,197	(2,001)	994	(1,007)
Revenues for the three months ended June 30, 2017	$117,383	$72,314	$15,044	$204,741	$31,701	$236,442

	Office	Apartments	Retail	Total Operations	Development	Corporate	Total
Operating expenses for the three months ended June 30, 2016	$48,451	$32,283	$9,017	$89,751	$18,433	$22,431	$130,615
Increase (decrease) due to:
Comparable portfolio	2,999	264	40	3,303	—	—	3,303
Non-comparable properties (1)	(271)	203	(188)	(256)	1,439	—	1,183
Change in consolidation method due to partial sale or acquisition	—	—	(1,474)	(1,474)	—	—	(1,474)
Recently disposed properties	(4,425)	(598)	(323)	(5,346)	—	—	(5,346)
Land cost of sales	—	—	—	—	5,992	—	5,992
Organizational transformation and termination benefits	—	—	—	—	—	1,182	1,182
Development, management, corporate and other	(2,016)	38	3,524	1,546	(2,413)	(2,732)	(3,599)
Operating expenses for the three months ended June 30, 2017	$44,738	$32,190	$10,596	$87,524	$23,451	$20,881	$131,856

	Office	Apartments	Retail	Total Operations	Development	Corporate	Total
Equity in earnings (loss) for the three months ended June 30, 2016	$2,181	$10,239	$20,703	$33,123	$2,273	$(26,845)	$8,551
Increase (decrease) due to:
Comparable portfolio	400	28	(254)	174	—	—	174
Non-comparable properties (1)	1,191	—	—	1,191	(2,890)	—	(1,699)
Recently disposed equity method properties	—	361	(513)	(152)	—	—	(152)
Change in consolidation method due to partial sale or acquisition	—	—	583	583	—	—	583
Land	—	—	—	—	(2,366)	—	(2,366)
Subsidized senior housing	—	433	—	433	—	—	433
Other	(37)	(361)	(109)	(507)	(1,381)	2,625	737
Equity in earnings (loss) for the three months ended June 30, 2017	$3,735	$10,700	$20,410	$34,845	$(4,364)	$(24,220)	$6,261

(1)
The following table presents the increases (decreases) in revenues, operating expenses and equity in earnings (loss) for properties in lease-up or recently stabilized but not comparable and other consolidated non-comparable properties:

		Three Months Ended June 30, 2017 vs. 2016
Property	Quarter Opened	Revenues	Operating Expenses	Equity in Earnings (Loss)
Operations
Office:
Properties recently stabilized:
300 Massachusetts Ave	Q1-16	$—	$—	$1,191
Non-comparable property:
26 Landsdowne Street (1)		154	(64)	—
Post Office Plaza (2)		(754)	(207)	—
Total Office		$(600)	$(271)	$1,191

Apartments:
Properties recently stabilized:
Aster Town Center North	Q4-15/Q1-16	$612	$203	$—
Total Apartments		$612	$203	$—

Retail:
Non-comparable property:
Boulevard Mall (3)		$(275)	$(188)	$—
Total Retail		$(275)	$(188)	$—

Development
Properties in lease-up:
1812 Ashland Ave	Q2-16	$1,420	$371	$—
535 Carlton	Q1-17/Q4-17	—	—	(406)
461 Dean Street	Q3-16/Q4-16	461	(538)	—
Blossom Plaza	Q2-16	1,143	488	—
Eliot on 4th	Q1-17	57	602	—
Kapolei Lofts	Q3-15/Q3-16	1,095	92	—
NorthxNorthwest	Q4-16/Q1-17	169	295	—
The Bixby	Q3-16/Q4-16	—	—	(47)
The Yards - Arris	Q1-16	1,682	234	—
Non-comparable property:
Ballston Quarter (4)		—	114	(1,141)
Transfers from development (2016) to operations (2017):
300 Massachusetts Ave	Q1-16	—	—	(1,296)
Aster Town Center North	Q4-15/Q1-16	(451)	(219)	—
Total Development		$5,576	$1,439	$(2,890)

(1)	26 Landsdowne Street, an office building in Cambridge, Massachusetts, is classified as a non-comparable property due to its upcoming planned redevelopment expected to begin in Q3 2017.

(2)
Post Office Plaza, an office building in Cleveland, Ohio, is classified as a non-comparable property as we have decided not to make additional investments into this office building located in a non-core market and it is targeted for disposition.

(3)
Boulevard Mall, a regional mall in Amherst, New York, is classified as a non-comparable property due to our intention to execute a deed-in-lieu transaction with the Special Servicer who currently holds the nonrecourse mortgage on the property.

(4)
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

Retail
The decreases in revenues and operating expenses along with the increase in equity in earnings related to the change in consolidation method are due to the change from full consolidation to equity method accounting upon the formation of a joint venture with an outside partner for Shops at Wiregrass, a regional mall in Tampa, Florida (Q4-2016).
Development
The decrease in operating expenses related to the development management and service functions is primarily due to reduced overhead costs as a result of our recent reorganization, as well as the centralization of certain functions now performed at Corporate and reported as Corporate expenses.
Corporate
The increase in organizational transformation and termination benefits is a result of the transactional nature of these project costs and workplace reduction events. See additional information on termination benefits in the following Segment Operating Results - Year to Date Comparison discussion.
The decrease in other operating expenses is primarily due to general and administrative overhead reduction partially offset by an increase in costs as a result of certain functions being centralized as a result of the recent reorganization in the prior year and now reported as Corporate expenses that were previously recorded in the Office, Apartments, Retail and Development segments. The equity in earnings (loss) reported in the Corporate segment relates solely to interest expense on our equity method investments, as all interest expense is reported in the Corporate segment.

Segment Operating Results - Year-to-Date Comparison
The following tables present revenues, operating expenses and equity in earnings by segment for the six months ended June 30, 2017 compared with the six months ended June 30, 2016. Other results of operations are discussed on a consolidated basis. All amounts in the following tables are presented in thousands.

	Office	Apartments	Retail	Total Operations	Development	Other	Total
Revenues for the six months ended June 30, 2016	$236,173	$145,041	$41,126	$422,340	$26,368	$3,518	$452,226
Increase (decrease) due to:
Comparable portfolio	10,423	1,455	1,265	13,143	—	—	13,143
Non-comparable properties (1)	(1,215)	1,205	(976)	(986)	9,041	—	8,055
Change in consolidation method due to partial sale or acquisition	—	—	(10,234)	(10,234)	—	—	(10,234)
Recently disposed properties	(12,688)	(1,136)	(4,696)	(18,520)	—	(3,518)	(22,038)
Land sales	—	—	—	—	11,368	—	11,368
Other	(1,771)	(2,153)	3,309	(615)	543	—	(72)
Revenues for the six months ended June 30, 2017	$230,922	$144,412	$29,794	$405,128	$47,320	$—	$452,448

	Office	Apartments	Retail	Total Operations	Development	Corporate	Other	Total
Operating expenses for the six months ended June 30, 2016	$94,349	$68,912	$26,065	$189,326	$37,223	$48,263	$2,730	$277,542
Increase (decrease) due to:
Comparable portfolio	4,776	677	422	5,875	—	—	—	5,875
Non-comparable properties (1)	(652)	399	(176)	(429)	3,416	—	—	2,987
Change in consolidation method due to partial sale or acquisition	—	—	(4,057)	(4,057)	—	—	—	(4,057)
Recently disposed properties	(8,246)	(1,204)	(4,861)	(14,311)	—	—	(2,730)	(17,041)
Land cost of sales	—	—	—	—	7,653	—	—	7,653
Organizational transformation and termination benefits	—	—	—	—	—	(3,013)	—	(3,013)
Development, management, corporate and other	(2,713)	(2,690)	3,957	(1,446)	(6,393)	(4,261)	—	(12,100)
Operating expenses for the six months ended June 30, 2017	$87,514	$66,094	$21,350	$174,958	$41,899	$40,989	$—	$257,846

	Office	Apartments	Retail	Total Operations	Development	Corporate	Other	Total
Equity in earnings (loss) for the six months ended June 30, 2016	$3,663	$20,826	$42,933	$67,422	$3,076	$(51,733)	$322	$19,087
Increase (decrease) due to:
Comparable portfolio	319	686	(530)	475	—	—	—	475
Non-comparable properties (1)	2,397	—	—	2,397	(5,201)	—	—	(2,804)
Recently disposed equity method properties	—	—	(1,115)	(1,115)	—	—	(322)	(1,437)
Change in consolidation method due to partial sale or acquisition	—	—	1,953	1,953	—	—	—	1,953
Land	—	—	—	—	(2,389)	—	—	(2,389)
Subsidized senior housing	—	(264)	—	(264)	—	—	—	(264)
Other	919	(285)	(587)	47	(2,227)	3,098	—	918
Equity in earnings (loss) for the six months ended June 30, 2017	$7,298	$20,963	$42,654	$70,915	$(6,741)	$(48,635)	$—	$15,539

(1)
The following table presents the increases (decreases) in revenues, operating expenses and equity in earnings (loss) for properties in lease-up or recently stabilized but not comparable and other consolidated non-comparable properties:

		Six Months Ended June 30, 2017 vs. 2016
Property	Quarter Opened	Revenues	Operating Expenses	Equity in Earnings (Loss)
Operations
Office:
Properties recently stabilized:
300 Massachusetts Ave	Q1-16	$—	$—	$2,397
Non-comparable property:
26 Landsdowne Street (1)		395	(164)	—
Post Office Plaza (2)		(1,610)	(488)	—
Total Office		$(1,215)	$(652)	$2,397

Apartments:
Properties recently stabilized:
Aster Town Center North	Q4-15/Q1-16	$1,205	$399	$—
Total Apartments		$1,205	$399	$—

Retail:
Non-comparable property:
Boulevard Mall (3)		$(976)	$(176)	$—
Total Retail		$(976)	$(176)	$—

Development
Properties in lease-up:
1812 Ashland Ave	Q2-16	$2,552	$749	$—
535 Carlton	Q1-17/Q4-17	—	—	(659)
461 Dean Street	Q3-16/Q4-16	786	1,172	—
Blossom Plaza	Q2-16	2,096	1,068	—
Eliot on 4th	Q1-17	57	812	—
Kapolei Lofts	Q3-15/Q3-16	2,308	302	—
NorthxNorthwest	Q4-16/Q1-17	309	635	—
The Bixby	Q3-16/Q4-16	—	—	(191)
The Yards - Arris	Q1-16	3,540	162	—
Non-comparable property:
Ballston Quarter (4)		(1,950)	(1,062)	(2,585)
Transfers from development (2016) to operations (2017):
300 Massachusetts Ave	Q1-16	—	—	(1,766)
Aster Town Center North	Q4-15/Q1-16	(657)	(422)	—
Total Development		$9,041	$3,416	$(5,201)

(1)	26 Landsdowne Street, an office building in Cambridge, Massachusetts, is classified as a non-comparable property due to its upcoming planned redevelopment expected to begin in Q3 2017.

(2)
Post Office Plaza, an office building in Cleveland, Ohio, is classified as a non-comparable property as we have decided not to make additional investments into this office building located in a non-core market and it is targeted for disposition.

(3)
Boulevard Mall, a regional mall in Amherst, New York, is classified as a non-comparable property due to our intention to execute a deed-in-lieu transaction with the Special Servicer who currently holds the nonrecourse mortgage on the property.

(4)
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
Corporate
The decrease in other operating expenses is primarily due to general and administrative overhead reduction partially offset by an increase in costs as a result of certain functions being centralized as a result of the recent reorganization in the prior year and now reported as Corporate expenses that were previously recorded in the Office, Apartments, Retail and Development segments. The equity in earnings (loss) reported in the Corporate segment relates solely to interest expense on our equity method investments, as all interest expense is reported in the Corporate segment.
The decrease in organizational transformation and termination benefits is a result of the transactional nature of these project costs. The following table summarizes the components of organizational transformation and termination benefits:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Termination benefits	$4,585	$2,612	$8,737	$7,563
Shareholder activism costs	2,278	—	2,651	—
Reorganization costs	—	2,978	—	5,975
REIT conversion costs	—	91	—	863
Total	$6,863	$5,681	$11,388	$14,401
For the periods presented, we experienced workplace reductions and recorded the associated termination benefits expenses (outplacement and severance payments based on years of service and other defined criteria) for each occurrence.
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

Depreciation and Amortization
Depreciation and amortization expense was $65,747,000 and $129,302,000 for the three and six months ended June 30, 2017, respectively, and $62,418,000 and $125,629,000 for the three and six months ended June 30, 2016, respectively. The increase from the prior periods is primarily attributable to new property openings in 2016 and 2017 offset by the sale of full or partial interest in rental properties in 2016.
Impairment of Real Estate and Impairment of Unconsolidated Entities
See Note M – Impairment of Real Estate and Impairment of Unconsolidated Entities in the Notes to Consolidated Financial Statements in Item 1 of this Form 10‑Q for detailed information.
Interest and Other Income
Interest and other income was $9,896,000 and $20,168,000 for the three and six months ended June 30, 2017, respectively, and $11,031,000 and $20,685,000 for the three and six months ended June 30, 2016, respectively. The net decrease for the three and six months ended June 30, 2017 compared with the three and six months ended June 30, 2016 is primarily related to a reduction in available income tax credits resulting in decreased income recognition on the allocation of state and federal historic preservation, low income housing and new market tax credits. Interest and other income is partially offset by increased interest income on notes receivable related to the Nets and Barclays Center sales for the six months ended June 30, 2017 compared with the prior year.
Interest Expense
The following table presents interest expense for the three months ended June 30, 2017 compared with the three months ended June 30, 2016 and the six months ended June 30, 2017 compared with the six months ended June 30, 2016. All amounts are presented in thousands.

	Three Months Ended	Six Months Ended
	June 30, 2016 and 2017
Interest expense for the three and six months ended June 30, 2016	$32,435	$67,070
Increase (decrease) due to:
Comparable portfolio	(9,622)	(19,445)
Non-comparable properties	1,528	3,387
Change in consolidation method due to partial sale or acquisition	(1,018)	(3,311)
Recently disposed properties	(644)	(1,184)
Capitalized interest	5,101	11,600
Mark-to-market adjustments on non-designated swaps	(932)	(4,028)
Corporate recourse debt	2,053	2,787
Interest expense for the three and six months ended June 30, 2017	$28,901	$56,876
The decrease in interest expense for both periods for the comparable portfolio is primarily due to the paydown of the $640,000,000 nonrecourse mortgage note for the New York Times (Q4-2016). The decrease in interest expense related to the change in consolidation method is due to the change from full consolidation to equity method accounting upon the formation of a joint venture with an outside partner in Westchester’s Ridge Hill (Q1-2016) and Shops at Wiregrass (Q4-2016). The increase in interest expense related to capitalized interest is due to the decrease in number of projects under construction and development as we completed those projects. The increase in interest expense from corporate recourse debt is due to the borrowing on our Term Loan (Q4-2016) in which those proceeds, along with additional cash on hand, were used to payoff the nonrecourse mortgage note for the New York Times.
Amortization of Mortgage Procurement Costs
Amortization of mortgage procurement costs was $1,507,000 and $2,729,000 for the three and six months ended June 30, 2017, respectively, and $1,416,000 and $3,081,000, for the three and six months ended June 30, 2016, respectively. The decrease for the six months ended June 30, 2017 as compared to the prior year period is primarily due to our ongoing deleveraging strategy.
Loss on Extinguishment of Debt
See Note N – Loss on Extinguishment of Debt and Note F – Convertible Senior Debt, Net in the Notes to Consolidated Financial Statements in Item 1 of this Form 10‑Q for detailed information.
Net Gain on Disposition of Interest in Unconsolidated Entities
See Note O– Net Gain on Disposition of Interest in Unconsolidated Entities in the Notes to Consolidated Financial Statements in Item 1 of this Form 10‑Q for detailed information.

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
Discontinued Operations
See Note S – Discontinued Operations in the Notes to Consolidated Financial Statements in Item 1 of this Form 10-Q for detailed information.

Net Earnings Attributable to Forest City Realty Trust, Inc.
Net earnings attributable to Forest City Realty Trust, Inc. for the three months ended June 30, 2017 was $56,753,000 versus net earnings of $26,599,000 for the three months ended June 30, 2016. The variance to the prior year period is primarily attributable to the following fluctuations, which are pre-tax, include unconsolidated investment activity and are net of noncontrolling interests:
Asset Dispositions - $24,691,000

•	$27,324,000 related to increased gains on disposition of full or partial interest in rental properties and unconsolidated investments in 2017 compared to 2016;

•	$(5,949,000) related to a combined fluctuation in revenues and operating expenses at properties in which we disposed of our full or partial interest during 2017 and 2016; and

•	$3,316,000 related to increased land sales in 2017 compared with 2016, primarily at our Stapleton project.
Financing Transactions - $6,880,000

•
$10,180,000 primarily related to a decrease in interest expense on nonrecourse mortgage debt due to the payoff of the $640,000,000 nonrecourse mortgage debt for the New York Times building in Q4 2016 partially offset by interest expense incurred on the Term Loan which we borrowed in full in November 2016 to payoff the mortgage debt on the New York Times;

•
$(5,101,000) related to an increase in interest expense in 2017 compared with 2016 due to decreased capitalized interest on projects under construction and development as we decreased our construction pipeline;

•	$954,000 related to the change in fair market value of certain derivatives not qualifying for hedge accounting between the comparable periods, which was marked to market through interest expense; and

•	$847,000 related to decreased losses on extinguishment of debt compared with 2016.
Operations - $6,960,000

•	$6,126,000 related to a combined fluctuation in revenues and operating expenses in our comparable portfolio in 2017 compared to 2016;

•
$2,016,000 related to a combined fluctuation in revenues and operating expenses for operations and development properties in lease-up or recently stabilized but not comparable and other non-comparable properties at June 30, 2017; and

•	$(1,182,000) related to higher organizational transformation and termination benefits in 2017 compared with 2016.
Non-Cash Transactions - $(2,439,000)

•
$(2,457,000) related to an increase in depreciation and amortization expense in 2017 compared with 2016 primarily attributable to new property openings in 2016 and 2017 offset by the sale of full or partial interest in rental properties in 2016;

•	$2,100,000 related to decreased impairment of real estate in 2017 compared to 2016; and

•	$(1,992,000) related to increased write-offs of abandoned development projects and demolition costs in 2017 compared with 2016.
Income Taxes

•	$(4,462,000) primarily due to increased state income tax expense related to gains on asset dispositions.

Net earnings attributable to Forest City Realty Trust, Inc. for the six months ended June 30, 2017 was $97,670,000 versus net earnings of $270,634,000 for the six months ended June 30, 2016. The variance to the prior year period is primarily attributable to the following fluctuations, which are pre-tax, include unconsolidated investment activity and are net of noncontrolling interests:
Asset Dispositions - $(327,619,000)

•	$(181,677,000) related to decreased gains on disposition of full or partial interest in rental properties and unconsolidated investments in 2017 compared to 2016;

•	$(136,687,000) related to the net gain on disposition of the development site 625 Fulton Avenue in 2016;

•	$(12,843,000) related to a combined fluctuation in revenues and operating expenses at properties in which we disposed of our full or partial interest during 2017 and 2016; and

•	$3,588,000 related to increased land sales in 2017 compared with 2016, primarily at our Stapleton project.
Financing Transactions - $42,392,000

•
$25,465,000 related to decreased losses on extinguishment of debt compared with 2016 primarily due to separate, privately negotiated exchange transactions involving a portion of our Senior Notes due 2016, 2018 and 2020 in 2016;

•
$24,471,000 primarily related to decreases in interest expense on nonrecourse mortgage debt due to the payoff of the $640,000,000 nonrecourse mortgage debt for the New York Times building in Q4 2016 and on corporate debt due to separate, privately negotiated exchange transactions involving certain of our Senior Notes due 2016, 2018 and 2020 in 2016. The decreases were offset by interest expense incurred on the Term Loan which we borrowed in full in November 2016 to payoff the mortgage debt on the New York Times;

•
$(11,600,000) related to an increase in interest expense in 2017 compared with 2016 due to decreased capitalized interest on projects under construction and development as we decreased our construction pipeline; and

•	$4,056,000 related to the change in fair market value of certain derivatives not qualifying for hedge accounting between the comparable periods, which was marked to market through interest expense.
Operations - $22,842,000

•	$10,806,000 primarily related to lower corporate general and administrative expenses and decreased costs in our operations and development management and service entities;

•	$7,573,000 related to a combined fluctuation in revenues and operating expenses in our comparable portfolio in 2017 compared to 2016;

•	$3,013,000 related to lower organizational transformation and termination benefits in 2017 compared with 2016; and

•
$1,450,000 related to a combined fluctuation in revenues and operating expenses for operations and development properties in lease-up or recently stabilized but not comparable and other non-comparable properties at June 30, 2017.

Non-Cash Transactions - $10,304,000

•	$14,564,000 related to decreased impairment of real estate in 2017 compared to 2016;

•	$(2,343,000) related to increased write-offs of abandoned development projects and demolition costs in 2017 compared with 2016; and

•
$(1,917,000) related to to an increase in depreciation and amortization expense in 2017 compared with 2016 primarily attributable to new property openings in 2016 and 2017 offset by the sale of full or partial interest in rental properties in 2016.

Income Taxes

•
$78,309,000 due to decreased income tax expense primarily due to gains on sale of assets owned by our TRS in 2016. The tax expense in 2016 is primarily non-cash as it largely relates to the utilization of the deferred tax asset to offset the taxable gain on the various sales.

Phased Openings and Projects Under Construction
June 30, 2017

In addition to the growth in our operating portfolio through improved NOI at our existing properties, we have used development as a primary source of growth in our real estate operations. The following tables summarize phased openings and projects currently under construction as of June 30, 2017 and properties we have opened during the six months ended June 30, 2017.

		Anticipated
		Opening	Legal	Consolidated (C)	Cost at	Cost Incurred to Date (b)		No. of		Lease %
	Location	Date	Ownership %	Unconsolidated (U)	Completion (a)	Consolidated	Unconsolidated	Units	GLA	(c)
					(in millions)
2017 Phased Openings
Apartments
Greenland Joint Venture:
550 Vanderbilt (condominiums) (d)	Brooklyn, NY	Q1-17/Q3-17	30%	U	$362.7	$0.0	$325.1	278	7,000
Pacific Park Parking (e)	Brooklyn, NY	Q1-17/Q3-17	30%	U	46.2	0.0	36.3	—	—
					$408.9	$0.0	$361.4	278	7,000

Projects Under Construction
Apartments:
Arizona State Retirement System Joint Venture:
Axis	Los Angeles, CA	Q3-17/Q2-18	30%	C	$140.4	$132.7	$0.0	391	15,000
Ardan	Dallas, TX	Q1-18/Q2-18	30%	C	122.1	60.1	0.0	389	4,250
					$262.5	$192.8	$0.0	780	19,250
Greenland Joint Venture:
38 Sixth Ave	Brooklyn, NY	Q3-17	30%	U	202.7	0.0	153.9	303	28,000

Mint Town Center	Denver, CO	Q3-17/Q4-17	95%	C	93.1	68.8	0.0	399	7,000
VYV	Jersey City, NJ	Q3-17/Q1-18	50%	U	214.3	0.0	183.7	421	9,000
Ballston Quarter Residential	Arlington, VA	Q3-18/Q1-19	51%	U	181.9	0.0	43.0	406	53,000
The Yards - The Guild (f)	Washington, D.C.	Q4-18	0%	C	91.1	25.8	0.0	191	6,000
Capper 769	Washington, D.C.	Q1-19	25%	U	72.3	0.0	14.6	179	—
					$1,117.9	$287.4	$395.2	2,679	122,250
Retail:
The Yards - District Winery	Washington, D.C.	Q4-17	100%	C	$10.6	$9.1	$0.0	—	16,150	100%
Ballston Quarter Redevelopment	Arlington, VA	Q3-18	51%	U	86.7	0.0	35.9	—	307,000	42%
					$97.3	$9.1	$35.9	—	323,150
Total Projects Under Construction					$1,215.2	$296.5	$431.1
See footnotes on the following page.

Property Openings
June 30, 2017

	Location	Date Opened	Legal Ownership %	Consolidated (C) Unconsolidated (U)	Cost at Completion (a)	No. of Units	GLA	Lease % (c)
					(in millions)
2017 Property Openings
Office:
The Bridge at Cornell Tech	Roosevelt Island, NY	Q2-17	100%	C	$164.1	—	235,000	50%

Apartments:
Greenland Joint Venture:
535 Carlton	Brooklyn, NY	Q1-17/Q2-17	30%	U	$168.1	298	—	36%

461 Dean Street	Brooklyn, NY	Q3-16/Q1-17	100%	C	195.6	363	4,000	77%
The Bixby.	Washington, D.C.	Q3-16/Q2-17	25%	U	59.2	195	—	99%
Arizona State Retirement System Joint Venture:
Eliot on 4th (g)	Washington, D.C.	Q1-17/Q3-17	30%	C	$143.7	365	5,000	39%
NorthxNorthwest	Philadelphia, PA	Q4-16/Q1-17	30%	C	115.0	286	—	24%
					$258.7	651	5,000
					$681.6	1,507	9,000
Total Property Openings					$845.7

(a)	Represents estimated project costs to achieve stabilization. Amounts exclude capitalized interest not allocated to the underlying joint venture.

(b)	Represents total capitalized project costs incurred to date, including all capitalized interest related to the development project.

(c)	Lease commitments as of July 23, 2017.

(d)	Costs Incurred to Date at 550 Vanderbilt represents total cumulative capitalized project costs incurred to date, gross of cost of goods sold related to applicable condominium units.

(e)	Expected to include 370 parking spaces.

(f)
Represents an apartment community under construction in which the Company has a 0% legal ownership interest. However, the Company is the project developer, on a fee basis. In addition, the Company has issued a project completion guarantee to the first mortgagee and is funding a portion of the construction costs through a mezzanine loan to the owner. As a result, the Company determined it was the primary beneficiary of this variable interest entity and has consolidated the project.

(g)
As of June 30, 2017, construction on Eliot on 4th is complete. The property is open and has received partial tenant certificates of occupancy, 333 of 365, and is awaiting remaining tenant certificates of occupancy.

FINANCIAL CONDITION AND LIQUIDITY
Apartment performance has begun to moderate due to increased supply throughout many areas in the United States, especially in some gateway cities. The increased supply has put pressure on near-term occupancy levels and rental growth. Office and retail performance to varying degrees is dependent on product type and geographic market. Access to bank credit and capital remains open with banks and permanent lenders originating new loans for real estate projects. Originations of new loans for commercial mortgage backed securities have slowed recently due to increased market volatility. Lenders continue favoring high quality operating assets in strong markets. While banks continue to originate construction loans for apartment projects, construction loans for office or retail projects remain difficult to obtain, unless the project has substantial pre-leasing in place or higher than historical equity commitments from the developer.
Sources of Funds
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
Strategic Alternatives for our Retail Portfolio
In August 2016, we announced that our Board of Directors authorized a process to review strategic alternatives for a portion of our retail portfolio. We have been exploring a range of options. Assuming we identify and are able to transact on a chosen alternative, or alternatives, our intent would be to dispose of these retail assets in a tax-deferred manner and redeploy the equity from our retail portfolio into apartment and office assets that align with our focus on primarily core markets and urban, mixed-use placemaking projects, including amenity retail. If we successfully execute on the redeployment strategy, we would expect to generate larger than average proceeds from dispositions and more acquisition activity in the next 12-36 months than historical results.
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
We continue to have productive negotiations with two of our existing partners in our regional mall and specialty retail portfolios. These negotiations have resulted in executed transaction agreements with both QIC and Madison International for the disposition of 7 of our regional mall assets and 11 of our specialty retail assets, respectively. We expect these transactions to close in the fourth quarter of 2017, pending lender and other third-party approvals, and the completion of due diligence and final approvals by QIC’s investors, which is expected by September 30, 2017.

Based on the executed transaction agreements, the economics of the potential transactions reflect an average cap rate of five percent on 2016 net operating income of approximately $110,000,000 and total debt of approximately $1,000,000,000. If we are able to execute on these agreements, we would expect to recognize a significant GAAP gain on the disposal of our retail portfolio. However, there can be no assurance that any transaction could be consummated on the terms described above or at all. In addition, there can be no assurance that any transaction, if consummated, could be executed in a tax deferred manner.
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
As discussed above, a majority of our assets are separately encumbered. Since 2011, our capital strategy has focused on reducing our overall leverage level. During 2015, we began establishing an unencumbered asset pool. The New York Times office building in Manhattan, New York represents the most significant property in our unencumbered asset pool. The properties in our unencumbered asset pool generated NOI of $28,174,000 during the six months ended June 30, 2017. We believe this change in financing strategy is consistent with our deleveraging efforts and provides us greater financial flexibility. We intend to add unencumbered assets to this pool during 2017 and beyond, as we continue to make progress on our deleveraging goals.
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

Nonrecourse Mortgage Financings
As of June 30, 2017, we had $207,166,000 of nonrecourse mortgage financings with scheduled maturities during the year ending December 31, 2017, of which $17,877,000 represents regularly scheduled amortization payments. We are currently in negotiations to refinance and/or extend the remaining nonrecourse debt. We cannot give assurance as to the ultimate result of these negotiations. As with all nonrecourse mortgages, if we are unable to negotiate an extension or otherwise refinance the mortgage, we could go into default and the lender could commence foreclosure proceedings on the single collateralized asset, which would likely result in a loss of the asset or an impairment which could be significant.
During the six months ended June 30, 2017, the $91,109,000 nonrecourse mortgage encumbering Boulevard Mall, a regional mall in Amherst, New York, matured and was transferred to a special servicer who subsequently delivered a default notice to us. We are in the process of working with the special servicer to execute a deed-in-lieu transaction. During the year ended December 31, 2016, we recorded an impairment of $52,510,000 on Boulevard Mall. At June 30, 2017, our basis in the property was $58,753,000. The loss of this asset would not have a significant impact to our financial condition, cash flows or liquidity.
As of June 30, 2017, our share of nonrecourse mortgage debt and notes payable, net recorded on our unconsolidated subsidiaries amounted to $2,401,340,000, of which $90,983,000 ($9,382,000 represents scheduled principal payments) is scheduled to mature during the year ending December 31, 2017. Subsequent to June 30, 2017, we have addressed $23,549,000 of these maturities through closed transactions and loan commitments. Negotiations are ongoing to address the remaining 2017 maturities, but we cannot give assurance that we will obtain these financings on favorable terms or at all.
2017 Liquidity Transactions
During the six months ended June 30, 2017, we completed the following transactions, which increased liquidity, reduced debt resulting in lower future fixed charges for interest, and strengthened our balance sheet.

•	We completed the sale of twenty-two of our unconsolidated federally assisted housing apartment communities, consisting of 3,975 units. The dispositions resulted in net cash proceeds of $53,522,000.

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

We continue to explore options to strengthen our balance sheet and enhance our liquidity, but can give no assurance that we can accomplish any of these other options on terms favorable to us or at all. If we cannot enhance our liquidity, it could adversely impact our growth and result in further curtailment of development activities.
Dividends
We have been operating, and plan to continue operating, in a manner consistent with REIT qualification rules since January 1, 2016. We intend to distribute at least 100% of our taxable income to avoid paying federal tax. Our REIT taxable income typically will not include income earned by our TRSs except to the extent the TRSs pay dividends to us.

The following table summarizes cash dividends declared by the Board of Directors on our Class A and Class B common stock (in thousands, except per share data):

Type	Date Declared	Record Date	Payment Date	Amount Per Share	Total Cash Payment
2017
Quarterly	May 17, 2017	June 9, 2017	June 23, 2017	$0.09	$23,482
Quarterly	March 1, 2017	March 13, 2017	March 27, 2017	$0.09	$23,441
			Total	$0.18	$46,923

2016
Quarterly	November 30, 2016	December 12, 2016	December 23, 2016	$0.06	$15,620
Quarterly	August 18, 2016	September 2, 2016	September 16, 2016	$0.06	$15,621
Quarterly	May 17, 2016	June 10, 2016	June 24, 2016	$0.06	$15,623
Quarterly	February 18, 2016	March 4, 2016	March 18, 2016	$0.06	$15,596
E&P	February 18, 2016	March 4, 2016	March 18, 2016	$0.10	$25,992
			Total	$0.34	$88,452
The amount, timing and frequency of future dividends is at the sole discretion of our Board of Directors and will be declared based upon various factors, many of which are beyond our control, including, our financial condition and operating cash flows, the amount required to maintain REIT status and reduce any income taxes that we otherwise would be required to pay, limitations on dividends in our existing and future debt instruments, our ability to utilize net operating losses to offset, in whole or in part, our dividend requirements, limitations on our ability to fund dividends using cash generated through our TRSs and other factors that our Board of Directors may deem relevant.
Financial Covenants
Our revolving credit facility and term loan contain certain identical restrictive financial covenants. A summary of the key financial covenants as defined in the agreements, all of which we are compliant with at June 30, 2017, follows:

	Requirement	As of
Credit Facility Financial Covenants	Per Agreements	June 30, 2017
Maximum Total Leverage Ratio	≤65%	47.90%
Maximum Secured Leverage Ratio	≤55%	44.28%
Maximum Secured Recourse Leverage Ratio	≤15%	0.00%
Maximum Unsecured Leverage Ratio	≤60%	18.10%
Minimum Fixed Charge Coverage Ratio	≥1.50x	2.06	x
Minimum Unencumbered Interest Coverage Ratio	≥1.50x	8.15	x
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
Term Loan, Net
See Note E – Term Loan, Net in the Notes to Consolidated Financial Statements in Item 1 of this Form 10-Q for detailed information.
Convertible Senior Debt, Net
See Note F – Convertible Senior Debt, Net in the Notes to Consolidated Financial Statements in Item 1 of this Form 10-Q for detailed information.

Cash Flows
Operating Activities
Net cash provided by operating activities was $163,177,000 and $93,173,000 for the six months ended June 30, 2017 and 2016, respectively. The net increase in cash provided by operating activities is the result of reduced interest payments as a result of our deleveraging strategy, cost reductions throughout the organization and other changes in operating assets and liabilities between the comparable periods.

Investing Activities
Net cash (used in) provided by investing activities was $(174,572,000) and $147,631,000 for the six months ended June 30, 2017 and 2016, respectively, and consisted of the following:

	Six Months Ended June 30,
	2017	2016
	(in thousands)
Capital expenditures:
Construction and development costs:
Mint Town Center, an apartment community under construction in Denver, Colorado	(27,410)	(9,128)
Axis, an apartment community under construction in Los Angeles, California	(25,412)	(14,134)
The Bridge at Cornell Tech, an office building under construction in Roosevelt Island, New York	(21,214)	(33,533)
Ardan, an apartment community under construction in Dallas, Texas	(18,663)	(12,179)
The Yards - The Guild, an apartment community under construction in Washington, D.C.	(14,574)	(9,884)
Eliot on 4th	(10,258)	(9,017)
461 Dean Street	(8,035)	(36,366)
The Yards - Arris, an apartment community in Washington, D.C.	(2,235)	(20,938)
Kapolei Lofts, an apartment community in Kapolei, Hawaii	(1,344)	(30,948)
Blossom Plaza, an apartment community in Los Angeles, California	(1,105)	(16,826)
NorthxNorthwest, an apartment community in Philadelphia, Pennsylvania	—	(29,124)
Other	(31,372)	(57,493)
Total construction and development costs (1)	(161,622)	(279,570)
Operating properties:
Office Segment	(9,555)	(3,609)
Apartment Segment	(10,106)	(5,700)
Retail Segment	(392)	(2,743)
	(20,053)	(12,052)
Tenant improvements:
Office Segment	(17,746)	(10,417)
Retail Segment	(1,769)	(1,698)
	(19,515)	(12,115)
Total operating properties	(39,568)	(24,167)
Corporate Segment	(364)	—
Total capital expenditures	$(201,554)	$(303,737)
Capital expenditures of assets included in discontinued operations:
Arena	—	(690)
Payment of lease procurement costs (2)	(6,129)	(3,145)
Increase in notes receivable	(24,379)	(26,321)
Payments on notes receivable	—	58,000
Decrease in restricted cash used for investing purposes:
Illinois Science & Technology Park	$3,077	$—
The Yards - Foundry Lofts, an apartment community in Washington, D.C.	1,994	—
Westchester’s Ridge Hill	—	4,936
The Yards - Twelve12, an apartment community in Washington, D.C.	—	3,847
Other	992	7,885
Total decrease in restricted cash used for investing purposes	$6,063	$16,668
Cash held at Arena upon disposition	—	(28,041)
Proceeds from disposition of full or partial interest in rental properties or development project:
Illinois Science & Technology Park	$16,494	$—
Fairmont Cinema in San Jose, California	4,387	—
Disposition of entities that manage and develop military housing	—	208,305
625 Fulton Avenue, a development site in Brooklyn, New York	—	93,776
Disposition of partial interest in Westchester’s Ridge Hill	—	75,448
Barclays Center	—	60,924
Avenue at Tower City Center and Tower City Parking	—	55,015
Johns Hopkins Parking Garage	—	11,186
Aperture Center, an office building in Albuquerque, New Mexico	—	2,572
Other	9,302	—
Total proceeds from disposition of full or partial interest in rental properties or development project	$30,183	$507,226

Investing Activities (continued)

	Six Months Ended June 30,
	2017	2016
	(in thousands)
Change in investments in and advances to unconsolidated entities—(contributions to) or distributions from investment:
Disposition:
Federally assisted housing apartment communities (22)	$53,522	$—
Shops at Bruckner Boulevard	3,399	—
Renewable energy facilities	3,372	—
Steinway Street Theaters, New York	—	14,059
Apartment projects:
Pacific Park Brooklyn joint venture	(25,676)	(48,835)
VYV, an apartment community under construction in Jersey City, New Jersey	(4,288)	(18,373)
Cobblestone Court, an apartment community in Painesville, Ohio, refinancing proceeds	3,695	—
Retail projects:
Regional retail mall joint venture, primarily to fund rehabilitation and expansion projects	(11,221)	(4,242)
Westchester’s Ridge Hill, primarily to fund a restricted cash construction escrow account	—	(8,607)
Atlantic Center, a specialty retail center in Brooklyn, New York	—	(4,383)
Office project:
300 Massachusetts Ave, an office building in Cambridge, Massachusetts	—	6,699
The Nets, a National Basketball Association member	—	(3,883)
Other	(1,559)	(4,764)
Total change in investments in and advances to unconsolidated entities	$21,244	$(72,329)
Net cash (used in) provided by investing activities	$(174,572)	$147,631

(1)
We capitalized internal costs related to projects under construction and development of $16,652 and $16,077, including compensation related costs of $14,776 and $14,266, for the six months ended June 30, 2017 and 2016, respectively. Total capitalized internal costs represent approximately 8.3% and 5.3% of total capital expenditures for the six months ended June 30, 2017 and 2016, respectively.

(2)	We capitalized internal costs related to leasing activities of $683 and $1,612, including compensation related costs of $529 and $1,393, for the six months ended June 30, 2017 and 2016, respectively.
Financing Activities
Net cash provided by (used in) financing activities was $9,115,000 and $(148,705,000) for the six months ended June 30, 2017 and 2016, respectively. The Company is committed to continued deleveraging of the balance sheet. The significant debt reduction activity during the six months ended June 30, 2017 related to the sale of Illinois Science & Technology Park and the related extinguishment of its $51,274,000 nonrecourse mortgage. However, this debt extinguishment occurred simultaneously at closing of the property disposition, and therefore is reflected as a non-cash cash flow transaction and not reflected in the Consolidated Statement of Cash Flows.
During the six months ended June 30, 2016, we had increased deleveraging activity as we used cash to pay off a portion of our 2018 and 2020 Senior Notes and for the acquisitions of certain noncontrolling interests subsequent to the sale of Barclays Center and the Nets. In addition, since we operated as a REIT for the first time in 2016, we were required to pay our one-time estimated E&P distribution to our stockholders amounting to $25,992,000.

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

INFORMATION RELATED TO FORWARD-LOOKING STATEMENTS
This Form 10-Q, together with other statements and information publicly disseminated by us, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements reflect management’s current views with respect to financial results related to future events and are based on assumptions and expectations that may not be realized and are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, financial or otherwise, may differ, perhaps materially, from the results discussed in the forward-looking statements. Risk factors discussed in Item 1A of our Form 10-K for the year ended December 31, 2016 and other factors that might cause differences, some of which could be material, include, but are not limited to, our ability to carry out future transactions and strategic investments, as well as the acquisition related costs, unanticipated difficulties realizing expected benefits expected when entering into a transaction, our ability to qualify or to remain qualified as a REIT, our ability to satisfy REIT distribution requirements, the impact of issuing equity, debt or both, and selling assets to satisfy our future distributions required as a REIT or to fund capital expenditures, future growth and expansion initiatives, the impact of the amount and timing of any future distributions, the impact from complying with REIT qualification requirements limiting our flexibility or causing us to forego otherwise attractive opportunities beyond rental real estate operations, the impact of complying with the REIT requirements related to hedging, our lack of experience operating as a REIT, legislative, administrative, regulatory or other actions affecting REITs, including positions taken by the Internal Revenue Service, the possibility that our Board of Directors will unilaterally revoke our REIT election, the possibility that the anticipated benefits of qualifying as a REIT will not be realized, or will not be realized within the expected time period, the impact of current lending and capital market conditions on our liquidity, our ability to finance or refinance projects or repay our debt, the impact of the slow economic recovery on the ownership, development and management of our commercial real estate portfolio, general real estate investment and development risks, litigation risks, vacancies in our properties, risks associated with developing and managing properties in partnership with others, competition, our ability to renew leases or re-lease spaces as leases expire, illiquidity of real estate investments, our ability to identify and transact on chosen strategic alternatives for a portion of our retail portfolio, bankruptcy or defaults of tenants, anchor store consolidations or closings, the impact of terrorist acts and other armed conflicts, our substantial debt leverage and the ability to obtain and service debt, the impact of restrictions imposed by our revolving credit facility, term loan and senior debt, exposure to hedging agreements, the level and volatility of interest rates, the continued availability of tax-exempt government financing, our ability to receive payment on the notes receivable issued by Onexim in connection with their purchase of our interests in the Barclays Center and the Nets, the impact of credit rating downgrades, effects of uninsured or underinsured losses, effects of a downgrade or failure of our insurance carriers, environmental liabilities, competing interests of our directors and executive officers, the ability to recruit and retain key personnel, risks associated with the sale of tax credits, downturns in the housing market, the ability to maintain effective internal controls, compliance with governmental regulations, increased legislative and regulatory scrutiny of the financial services industry, changes in federal, state or local tax laws and international trade agreements, volatility in the market price of our publicly traded securities, inflation risks, cybersecurity risks, cyber incidents, shareholder activism efforts, conflicts of interest, risks related to our organizational structure including operating through our Operating Partnership and our UPREIT structure, as well as other risks listed from time to time in our SEC filings, including but not limited to, our annual and quarterly reports. We have no obligation to revise or update any forward-looking statements, other than as imposed by law, as a result of future events or new information. Readers are cautioned not to place undue reliance on such forward-looking statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our market risk includes the inability to obtain construction loans, refinance existing construction loans into long-term fixed-rate nonrecourse financing, refinance existing nonrecourse financing at maturity, obtain renewals or replacement of credit enhancement devices, such as letters of credit, or otherwise obtain funds by selling real estate assets or by raising equity. We also have interest-rate exposure on our current variable-rate debt portfolio. During the construction period, we have historically used variable-rate debt to finance developmental projects. At June 30, 2017, our outstanding variable-rate debt, including borrowings under our revolving credit facility and term loan, consisted of $991,973,000 of taxable debt and $606,234,000 of tax-exempt debt. Upon opening and achieving stabilized operations, we have historically procured long-term fixed-rate financing for our rental properties. If we are unable to procure long-term fixed-rate financing, we would pursue extending maturities with existing lenders. Additionally, we are exposed to interest rate risk upon maturity of our long-term fixed-rate financings. The total weighted average interest rate includes the impact of interest rate swaps, caps and long-term contracts in place as of June 30, 2017.

Interest Rate Exposure
The following table summarizes the composition of nonrecourse debt, net:

June 30, 2017	Operating Properties	Development Projects	Total	Total Weighted Average Rate
	(dollars in thousands)
Fixed Rate	$1,861,441	$32,100	$1,893,541	4.39%
Variable Rate
Taxable	519,672	138,833	658,505	3.31%
Tax-Exempt	606,234	—	606,234	1.87%
	$2,987,347	$170,933	$3,158,280	3.68%
Total gross commitment from lenders		$406,608
To mitigate short-term variable interest rate risk, we have purchased interest rate hedges for our variable-rate debt as follows:
Taxable (Priced off of LIBOR Index)

	Swaps
	Notional	Average Base
Period Covered	Amount	Rate
	(dollars in thousands)
07/01/17 - 12/31/17	$98,226	1.87%
01/01/18 - 05/08/24	97,450	1.87%
Tax-Exempt (Priced off of Securities Industry and Financial Markets Association (“SIFMA”) Index)

	Caps
	Notional	Average Base
Period Covered	Amount	Rate
	(dollars in thousands)
07/01/17 - 12/31/17	$69,518	5.89%
01/01/18 - 12/31/18	41,118	5.81%
01/01/19 - 3/24/19	8,808	6.96%
The tax-exempt caps generally were purchased in conjunction with lender hedging requirements that require the borrower to protect against significant fluctuations in interest rates. Except for those requirements, we generally do not hedge tax-exempt debt due to its historically low interest rates.
Sensitivity Analysis to Changes in Interest Rates
Including the effect of the protection provided by the interest rate swaps, caps and long-term contracts in place as of June 30, 2017, a 100 basis point increase in taxable interest rates (including properties accounted for under the equity method, corporate debt and the effect of interest rate floors) would increase the annual pre-tax interest cost for the next 12 months of our variable-rate debt by approximately $8,789,000 at June 30, 2017. Although tax-exempt rates generally move in an amount smaller than corresponding changes in taxable interest rates, a 100 basis point increase in tax-exempt rates (including properties accounted for under the equity method) would increase the annual pre-tax interest cost for the next 12 months of our tax-exempt variable-rate debt by approximately $6,700,000 at June 30, 2017. This analysis includes a portion of our taxable and tax-exempt variable-rate debt related to construction loans for which the interest expense is capitalized.
We enter into total rate of return swaps (“TROR”) on various tax-exempt fixed-rate borrowings. The TROR convert borrowings from a fixed rate to a variable rate. The TROR requires the payment of a variable interest rate, generally equivalent to the SIFMA rate (0.91% at June 30, 2017) plus a spread. Additionally, we have guaranteed the fair value of the underlying borrowings. Fluctuation in the value of the TROR is offset by the fluctuation in the value of the underlying borrowings, resulting in minimal financial impact. At June 30, 2017, the aggregate notional amount of TROR designated as fair value hedging instruments is $551,985,000. The underlying TROR borrowings are subject to a fair value adjustment. In addition, we have TROR with notional amounts aggregating $137,628,000 that are not designated as fair value hedging instruments, but are subject to interest rate risk.

We estimate the fair value of our hedging instruments based on interest rate market and bond pricing models. At June 30, 2017 and December 31, 2016, we recorded interest rate caps, swaps and TROR with positive fair values of approximately $11,731,000 and $9,718,000, respectively, in other assets. At June 30, 2017 and December 31, 2016, we recorded interest rate swaps and TROR that had a negative fair value of approximately $19,722,000 and $26,202,000, respectively, in accounts payable, accrued expenses and other liabilities.
We estimate the fair value of our long-term debt instruments by market rates, if available, or by discounting future cash payments at interest rates that approximate the current market. Estimated fair value is based upon market prices of public debt, available industry financing data, current treasury rates and recent financing transactions. Based on these parameters, the table below contains the estimated fair value of our long-term debt, net (exclusive of the fair value of derivatives) at June 30, 2017.

	Carrying Value	Fair Value	Fair Value with 100 bp Decrease in Market Rates
	(in thousands)
Fixed	$2,005,951	$2,027,279	$2,193,026
Variable
Taxable	991,973	991,267	993,042
Tax-Exempt	606,234	603,815	604,624
Total Variable	$1,598,207	$1,595,082	$1,597,666
Total Long-Term Debt	$3,604,158	$3,622,361	$3,790,692
The following table provides information about our long-term debt instruments that are sensitive to changes in interest rates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk (continued)
June 30, 2017

	Expected Maturity Date
	Year Ending December 31,
Long-Term Debt	2017	2018	2019	2020	2021	Period Thereafter	Net Unamortized Procurement Costs	Total Outstanding	Fair Market Value
	(dollars in thousands)
Fixed:
Fixed-rate debt	$170,387	$208,235	$107,423	$160,563	$171,208	$1,089,488	$(13,763)	$1,893,541	$1,896,025
Weighted average interest rate	6.04%	4.52%	4.06%	5.03%	4.65%	3.99%		4.39%
Convertible senior debt (1)	—	73,216	—	40,021	—	—	(827)	112,410	131,254
Weighted average interest rate	—%	4.25%	—%	3.63%	—%	—%		4.03%
Total Fixed-Rate Debt	170,387	281,451	107,423	200,584	171,208	1,089,488	(14,590)	2,005,951	2,027,279
Variable:
Variable-rate debt	36,779	176,560	353,095	58,567	22,051	21,424	(9,971)	658,505	657,628
Weighted average interest rate (2)	3.84%	3.62%	2.99%	3.58%	4.66%	3.42%		3.31%
Tax-exempt	—	100,775	8,500	—	—	508,834	(11,875)	606,234	603,815
Weighted average interest rate (2)	—%	1.85%	3.90%	—%	—%	1.84%		1.87%
Revolving credit facility (1)	—	—	—	—	—	—		—	—
Weighted average interest rate (2)	—%	—%	—%	—%	—%	—%		—%
Term loan (1)	—	—	—	—	335,000	—	(1,532)	333,468	333,639
Weighted average interest rate (2)	—%	—%	—%	—%	2.50%	—%		2.50%
Total Variable-Rate Debt	36,779	277,335	361,595	58,567	357,051	530,258	(23,378)	1,598,207	1,595,082
Total Long-Term Debt	$207,166	$558,786	$469,018	$259,151	$528,259	$1,619,746	$(37,968)	$3,604,158	$3,622,361
Weighted average interest rate	5.65%	3.72%	3.25%	4.48%	3.29%	3.31%		3.58%

(1)	Represents recourse debt.

(2)	Weighted average interest rate is based on current market rates as of June 30, 2017.

Item 4. Controls and Procedures
The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or furnishes under the Securities Exchange Act of 1934 (“Securities Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this quarterly report, an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, was carried out under the supervision and with the participation of the Company’s management, which includes the CEO and CFO. Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2017.
There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
(c) – Repurchase of equity securities during the quarter.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Amount of shares that May Yet Be Purchased Under the Plans or Programs
Class A Common Stock
April 1 through April 30, 2017
Common Stock Repurchase Program (1)	—	$—	—	$100,000,000
Employee Transactions (2)	67,027	$22.17	—
May 1 through May 31, 2017
Common Stock Repurchase Program (1)	—	$—	—	$100,000,000
Employee Transactions (2)	—	$—	—
June 1 through June 30, 2017
Common Stock Repurchase Program (1)	—	$—	—	$100,000,000
Employee Transactions (2)	5,021	$24.26	—
Total
Common Stock Repurchase Program (1)	—	$—	—	$100,000,000
Employee Transactions (2)	72,048	$22.32	—

(1)
On November 18, 2015, our Board of Directors approved a $100,000,000 common stock repurchase program. The repurchase program authorizes us to repurchase shares of our Class A common stock and Class B common stock (prior to June 12, 2017, the effective date of the Reclassification) on the open market or otherwise in amounts and at such times and prices as our Chairman, Chief Executive Officer or Chief Financial Officer shall determine. The repurchase program has no set expiration date.

(2)	Class A common stock repurchased to satisfy the minimum tax withholding requirements relating to restricted stock vesting.

Item 6. Exhibits

Exhibit Number		Description of Document

3.1	-
Articles of Amendment and Restatement of Forest City Realty Trust, Inc., effective June 12, 2017, incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on June 12, 2017 (File No. 1-37671).

3.2	-	Amended and Restated Bylaws of Forest City Realty Trust, Inc., effective June 12, 2017, incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed on June 12, 2017 (File No. 1-37671).

*+10.1	-	Forest City Realty Trust, Inc. Amended and Restated Board of Directors Compensation Policy, effective May 17, 2017.

+10.2	-	Form of Change of Control Agreement, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 14, 2017 (File No. 1-37671).

+10.3	-	Form of Letter Agreement Regarding Severance Plan Enhancements, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on June 14, 2017 (File No. 1-37671).

+10.4	-	Forest City Employer, LLC Severance Plan, incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on June 14, 2017 (File No. 1-37671).

*31.1	-	Principal Executive Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	-	Principal Financial Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**32.1	-	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101	-
The following financial information from Forest City Realty Trust, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited); (ii) Consolidated Statements of Operations (unaudited); (iii) Consolidated Statements of Comprehensive Income (Loss) (unaudited); (iv) Consolidated Statements of Equity (unaudited); (v) Consolidated Statements of Cash Flows (unaudited); and (vi) Notes to Consolidated Financial Statements (unaudited).

+	Management contract or compensatory arrangement.
*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FOREST CITY REALTY TRUST, INC. (Registrant)

Date:	August 3, 2017	/s/ ROBERT G. O’BRIEN
Name: Robert G. O’Brien
Title: Executive Vice President and Chief Financial Officer

Date:	August 3, 2017	/s/ CHARLES D. OBERT
Name: Charles D. Obert
Title: Executive Vice President, Chief Accounting Officer and Corporate Controller