Form 10-Q
period 2017-09-30
Forest City Realty Trust, Inc.
filed 2017-11-02
CIK 1647509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________
Form 10-Q
_____________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017

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

Class	Outstanding at October 30, 2017
Class A Common Stock, $.01 par value	266,752,551 shares

Forest City Realty Trust, Inc. and Subsidiaries

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Forest City Realty Trust, Inc. and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

	September 30, 2017
	(Unaudited)	December 31, 2016
	(in thousands)
Assets
Real Estate
Completed rental properties	$7,280,498	$7,112,347
Projects under construction and development	526,456	734,980
Land inventory	58,664	68,238
Total Real Estate	7,865,618	7,915,565
Less accumulated depreciation	(1,500,128)	(1,442,006)
Real Estate, net – (variable interest entities $2,323.0 million and $2,270.3 million, respectively)	6,365,490	6,473,559
Cash and equivalents – (variable interest entities $65.8 million and $59.3 million, respectively)	193,675	174,619
Restricted cash – (variable interest entities $56.7 million and $46.5 million, respectively)	141,021	149,300
Accounts receivable, net – (variable interest entities $62.2 million and $72.2 million, respectively)	201,413	208,563
Notes receivable – (variable interest entities $197.2 million and $154.3 million, respectively)	430,090	383,163
Investments in and advances to unconsolidated entities	543,504	564,779
Other assets – (variable interest entities $59.7 million and $72.2 million, respectively)	243,755	274,614
Total Assets	$8,118,948	$8,228,597
Liabilities and Equity
Liabilities
Nonrecourse mortgage debt and notes payable, net – (variable interest entities $1,462.6 million and $1,437.8 million, respectively)	$3,129,289	$3,120,833
Revolving credit facility	—	—
Term loan, net	333,568	333,268
Convertible senior debt, net	112,523	112,181
Accounts payable, accrued expenses and other liabilities – (variable interest entities $249.3 million and $241.9 million, respectively)	636,094	726,724
Cash distributions and losses in excess of investments in unconsolidated entities	105,719	150,592
Total Liabilities	4,317,193	4,443,598
Commitments and Contingencies	—	—
Equity
Stockholders’ Equity
Preferred stock – $.01 par value, respectively; 20,000,000 shares authorized, no shares issued	—	—
Common stock – $.01 par value
Class A, 371,000,000 shares authorized, 265,307,748 and 239,937,796 shares issued and outstanding, respectively	2,653	2,399
Class B, convertible, 0 and 56,000,000 shares authorized, 0 and 18,788,169 shares issued and outstanding, respectively	—	188
Total common stock	2,653	2,587
Additional paid-in capital	2,532,432	2,483,275
Retained earnings	831,244	812,386
Stockholders’ equity before accumulated other comprehensive loss	3,366,329	3,298,248
Accumulated other comprehensive loss	(10,631)	(14,410)
Total Stockholders’ Equity	3,355,698	3,283,838
Noncontrolling interest	446,057	501,161
Total Equity	3,801,755	3,784,999
Total Liabilities and Equity	$8,118,948	$8,228,597

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Realty Trust, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands, except per share data)
Revenues
Rental	$167,682	$162,257	$496,095	$487,986
Tenant recoveries	26,671	33,755	80,735	93,989
Service and management fees	8,152	17,027	29,642	38,220
Parking and other	9,253	14,166	34,212	43,564
Land sales	21,786	10,325	45,308	22,479
Military Housing	—	—	—	3,518
Total revenues	233,544	237,530	685,992	689,756
Expenses
Property operating and management	71,961	87,460	228,912	258,815
Real estate taxes	21,748	21,682	64,305	67,748
Ground rent	3,837	3,780	11,491	10,866
Cost of land sales	13,301	3,148	22,996	5,190
Military Housing operating	—	—	—	2,730
Corporate general and administrative	16,480	17,917	46,081	51,779
Organizational transformation and termination benefits	2,633	8,092	14,021	22,493
	129,960	142,079	387,806	419,621
Depreciation and amortization	60,194	62,892	189,496	188,521
Write-offs of abandoned development projects and demolition costs	—	10,058	1,596	10,058
Impairment of real estate	44,288	142,261	44,288	156,825
Total expenses	234,442	357,290	623,186	775,025
Operating income (loss)	(898)	(119,760)	62,806	(85,269)

Interest and other income	20,361	11,980	40,529	32,665
Interest expense	(31,597)	(34,060)	(88,473)	(101,130)
Amortization of mortgage procurement costs	(1,338)	(1,314)	(4,067)	(4,395)
Loss on extinguishment of debt	—	—	(2,843)	(29,084)
Earnings (loss) before income taxes and earnings from unconsolidated entities	(13,472)	(143,154)	7,952	(187,213)
Earnings (loss) from unconsolidated entities
Equity in earnings	8,295	6,433	23,834	25,520
Net gain on disposition of interest in unconsolidated entities	28,828	—	81,782	12,613
Impairment	(10,600)	(306,400)	(10,600)	(306,400)
	26,523	(299,967)	95,016	(268,267)
Earnings (loss) before income taxes	13,051	(443,121)	102,968	(455,480)
Income tax expense (benefit) of taxable REIT subsidiaries
Current	304	525	4,817	1,774
Deferred	—	—	—	393
	304	525	4,817	2,167
Earnings (loss) before gains on disposal of real estate	12,747	(443,646)	98,151	(457,647)
Net gain (loss) on disposition of interest in development project	—	—	(113)	136,117
Net gain (loss) on disposition of full or partial interest in rental properties, net of tax	(256)	14,067	13,573	103,085
Earnings (loss) from continuing operations	12,491	(429,579)	111,611	(218,445)
Discontinued operations, net of tax
Operating loss from rental property	—	—	—	(1,126)
Gain on disposition of disposal group	—	—	—	64,553
Equity in earnings (loss)	—	—	—	(822)
	—	—	—	62,605
Net earnings (loss)	12,491	(429,579)	111,611	(155,840)
Noncontrolling interests, gross of tax
Earnings from continuing operations attributable to noncontrolling interests	(7,037)	(1,282)	(8,487)	(5,163)
Loss from discontinued operations attributable to noncontrolling interests	—	—	—	776
	(7,037)	(1,282)	(8,487)	(4,387)
Net earnings (loss) attributable to Forest City Realty Trust, Inc.	$5,454	$(430,861)	$103,124	$(160,227)

Basic earnings per common share
Earnings (loss) from continuing operations attributable to common stockholders	$0.02	$(1.67)	$0.39	$(0.87)
Earnings from discontinued operations attributable to common stockholders	—	—	—	0.25
Net earnings (loss) attributable to common stockholders	$0.02	$(1.67)	$0.39	$(0.62)
Diluted earnings per common share
Earnings (loss) from continuing operations attributable to common stockholders	$0.02	$(1.67)	$0.39	$(0.87)
Earnings from discontinued operations attributable to common stockholders	—	—	—	0.25
Net earnings (loss) attributable to common stockholders	$0.02	$(1.67)	$0.39	$(0.62)

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Realty Trust, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended September 30,
	2017	2016
	(in thousands)
Net earnings (loss)	$12,491	$(429,579)
Other comprehensive income:
Foreign currency translation adjustments	—	—
Unrealized net gains on interest rate derivative contracts	1,240	11,302
Total other comprehensive income	1,240	11,302
Comprehensive income (loss)	13,731	(418,277)
Comprehensive income attributable to noncontrolling interest	(7,041)	(1,286)
Total comprehensive income (loss) attributable to Forest City Realty Trust, Inc.	$6,690	$(419,563)

	Nine Months Ended September 30,
	2017	2016
	(in thousands)
Net earnings (loss)	$111,611	$(155,840)
Other comprehensive income:
Foreign currency translation adjustments	—	95
Unrealized net gains on interest rate derivative contracts	3,790	19,886
Total other comprehensive income	3,790	19,981
Comprehensive income (loss)	115,401	(135,859)
Comprehensive income attributable to noncontrolling interest	(8,498)	(4,399)
Total comprehensive income (loss) attributable to Forest City Realty Trust, Inc.	$106,903	$(140,258)

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Realty Trust, Inc. and Subsidiaries
Consolidated Statements of Equity
(Unaudited)

							Accumulated
	Common Stock				Additional		Other
	Class A		Class B		Paid-In	Retained	Comprehensive	Noncontrolling
	Shares	Amount	Shares	Amount	Capital	Earnings	(Loss) Income	Interest	Total
	(in thousands)
Balances at December 31, 2015	238,949	$2,389	18,805	$188	$2,524,420	$1,059,240	$(67,905)	$456,224	$3,974,556
Net loss, net of $776 loss attributable to redeemable noncontrolling interest						(158,402)		6,078	(152,324)
Other comprehensive income							53,495	15	53,510
Common stock dividends						(88,452)			(88,452)
Conversion of Class B common stock to Class A common stock	17	—	(17)	—					—
Cost incurred for planned conversion of Class B to Class A common stock					(3,896)				(3,896)
Restricted stock and performance shares vested	1,267	12			(12)				—
Repurchase of Class A common stock	(390)	(3)			(7,942)				(7,945)
Exercise of stock options	86	1			1,157				1,158
Stock-based compensation					25,463				25,463
Issuance of Class A common stock in exchange for 2016 Senior Notes	9	—			186				186
Acquisition of partners’ noncontrolling interest in consolidated subsidiaries					(56,101)			19,916	(36,185)
Contributions from noncontrolling interests								50,506	50,506
Distributions to noncontrolling interests								(31,578)	(31,578)
Balances at December 31, 2016	239,938	$2,399	18,788	$188	$2,483,275	$812,386	$(14,410)	$501,161	$3,784,999
Net earnings						103,124		8,487	111,611
Other comprehensive income							3,779	11	3,790
Common stock dividends						(84,266)			(84,266)
Conversion of Class B common stock to Class A common stock	24,612	246	(18,788)	(188)	(58)				—
Cost incurred for conversion of Class B to Class A common stock					(9,305)				(9,305)
Restricted stock vested	763	8			(8)				—
Repurchase of Class A common stock	(252)	(2)			(5,596)				(5,598)
Exercise of stock options	91	1			1,497				1,498
Issuance of Class A common stock under the deferred compensation plan for non-employee directors	13	—			309				309
Stock-based compensation					21,294				21,294
Exchange of 2006 Class A Common Units for Class A common stock	143	1			7,287			(7,288)	—
Exchange of 2006 Class A Common Units for rental property					22,805			(35,037)	(12,232)
Issuance of Class A common stock in exchange for 2018 Senior Notes	—	—			1				1
Acquisition of partners’ noncontrolling interest in consolidated subsidiaries					10,931			(10,931)	—
Contributions from noncontrolling interests								18,499	18,499
Distributions to noncontrolling interests								(28,845)	(28,845)
Balances at September 30, 2017 (Unaudited)	265,308	$2,653	—	$—	$2,532,432	$831,244	$(10,631)	$446,057	$3,801,755

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Realty Trust, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2017	2016
	(in thousands)
Net earnings (loss)	$111,611	$(155,840)
Depreciation and amortization	189,496	188,521
Amortization of mortgage procurement costs	4,067	4,395
Impairment of real estate	44,288	156,825
Impairment of unconsolidated entities	10,600	306,400
Write-offs of abandoned development projects	1,596	10,058
Loss on extinguishment of debt	2,843	29,084
Net (gain) loss on disposition of interest in development project	113	(136,117)
Net gain on disposition of full or partial interest in rental properties, net of tax	(13,573)	(103,085)
Deferred income tax expense	—	393
Earnings from unconsolidated entities	(105,616)	(38,133)
Stock-based compensation expense	14,893	15,160
Amortization and mark-to-market adjustments of derivative instruments	773	4,162
Operating distributions from unconsolidated entities	53,388	57,256
Non-cash operating expenses and deferred taxes included in discontinued operations	—	(309)
Loss from unconsolidated entities included in discontinued operations	—	1,400
Gain on disposition of disposal group included in discontinued operations, net of tax	—	(64,553)
Decrease (increase) in land inventory	12,462	(4,370)
Increase in accounts receivable	(15,671)	(11,743)
Decrease in other assets	5,056	9,629
Decrease in accounts payable, accrued expenses and other liabilities	(3,472)	(79,099)
Net cash provided by operating activities	312,854	190,034
Cash flows from investing activities
Capital expenditures	(306,937)	(433,659)
Capital expenditures of assets included in discontinued operations	—	(690)
Payment of lease procurement costs	(9,297)	(9,218)
Increase in notes receivable	(31,047)	(43,348)
Payments on notes receivable	—	58,000
Decrease in restricted cash	11,610	12,897
Cash held at Arena upon disposition	—	(28,041)
Proceeds from disposition of rental properties or development project	32,672	545,289
Contributions to unconsolidated entities	(56,590)	(114,139)
Distributions from unconsolidated entities	76,942	26,756
Net cash (used in) provided by investing activities	(282,647)	13,847
Cash flows from financing activities
Proceeds from nonrecourse mortgage debt and notes payable	159,174	260,871
Principal payments on nonrecourse mortgage debt and notes payable	(57,309)	(85,143)
Redemption of Senior Notes due 2018 & 2020	—	(157,644)
Payments to noteholders related to exchange of convertible senior notes	—	(24,376)
Transaction costs related to exchange of convertible senior notes	—	(2,460)
Payment of costs incurred for conversion of Class B to Class A common stock	(11,266)	—
Payment of deferred financing costs	(2,264)	(5,332)
Repurchase of Class A common stock	(5,598)	(7,825)
Exercise of stock options	1,498	1,158
Dividends paid to stockholders	(84,266)	(72,832)
Acquisitions of noncontrolling interests	—	(38,968)
Contributions from noncontrolling interests	18,499	41,639
Distributions to noncontrolling interests	(29,619)	(19,476)
Net cash used in financing activities	(11,151)	(110,388)
Net increase in cash and equivalents	19,056	93,493
Cash and equivalents at beginning of period (including cash held for sale - 2016)	174,619	293,720
Cash and equivalents at end of period	$193,675	$387,213

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

A. Accounting Policies
General
Forest City Realty Trust, Inc. (with its subsidiaries, the “Company”) principally engages in the operation, development, management and acquisition of office, apartment and retail real estate and land throughout the United States. The Company had approximately $8.1 billion of consolidated assets in 20 states and the District of Columbia at September 30, 2017. The Company’s core markets include Boston, Chicago, Dallas, Denver, Los Angeles, Philadelphia, and the greater metropolitan areas of New York City, San Francisco and Washington D.C. The Company has regional offices in Boston, Dallas, Denver, Los Angeles, New York City, San Francisco, Washington, D.C., and the Company’s corporate headquarters in Cleveland, Ohio.
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
Company Operations
The Company is organized as a Real Estate Investment Trust (“REIT”) for federal income tax purposes. The Company holds substantially all of its assets, and conducts substantially all of its business, through Forest City Enterprises, L.P. (the “Operating Partnership”). The Company is the sole general partner of the Operating Partnership and, as of September 30, 2017, the Company owns all of the limited partnership interests in the Operating Partnership.
The Company holds and operates certain of its assets through one or more taxable REIT subsidiaries (“TRSs”). A TRS is a subsidiary of a REIT subject to applicable corporate income tax. The Company’s use of TRSs enables it to continue to engage in certain businesses while complying with REIT qualification requirements and allows the Company to retain income generated by these businesses for reinvestment without the requirement of distributing those earnings. The primary businesses held in TRSs include 461 Dean Street, an apartment building in Brooklyn, New York, South Bay Galleria, Antelope Valley Mall and Mall at Robinson, regional malls in Redondo Beach, California, Palmdale, California and Pittsburgh, Pennsylvania, respectively, Pacific Park Brooklyn project, land development operations, Barclays Center arena (sold in January 2016), the Nets (sold in January 2016), and military housing operations (sold in February 2016). In the future, the Company may elect to reorganize and transfer certain assets or operations from its TRSs to other subsidiaries, including qualified REIT subsidiaries.
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

•	Corporate - provides executive oversight and various support services for Operations, Development and Corporate employees.

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
Variable Interest Entities
As of September 30, 2017, the Company determined it was the primary beneficiary of 43 VIEs. The creditors of the consolidated VIEs do not have recourse to the Company’s general credit. As of September 30, 2017, the Company determined it was not the primary beneficiary of 36 VIEs and accounts for these interests as equity method investments. The maximum exposure to loss of these unconsolidated VIEs is limited to the Company’s investment balance of $166,000,000 as of September 30, 2017.
New Accounting Guidance
The following accounting pronouncements were adopted during the nine months ended September 30, 2017:
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

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

The following new accounting pronouncements will be adopted on their respective effective dates:
In May 2014, the FASB issued an amendment to the accounting guidance for revenue from contracts with customers. The core principle of this guidance is an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance defines steps an entity should apply to achieve the core principle. This guidance is effective for annual reporting periods beginning after December 15, 2017 and interim reporting periods within that annual period and allows for both retrospective and modified retrospective methods of adoption. Early adoption was permitted for annual periods beginning after December 15, 2016. The Company intends to adopt the guidance using the modified retrospective method. Rental revenue from lease contracts represents a significant portion of our total revenues and is a specific scope exception provided by this guidance. However, common area maintenance and other tenant reimbursable expenses provided to the lessee are considered a non-lease component and will be required to be separated from rental revenue and recorded on a separate financial statement line item upon adoption of the new accounting guidance on leases discussed below. The Company has finalized a project plan, including determination of each applicable revenue stream required to be analyzed within the scope of this accounting guidance. The Company has completed its analysis of service and management fee revenues and parking and other revenues and has concluded the adoption will not have any impact on the method of revenue recognition. The Company continues the process of reviewing various contracts (primarily consisting of land and real estate sales) to analyze the overall impact the adoption will have on the Company’s Statement of Operations.
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
In August 2017, the FASB issued an amendment to the accounting guidance on derivatives and hedging activities. The purpose of this updated guidance is to better align a company’s financial reporting for hedging activities with the economic objectives of those activities. The transition method is a modified retrospective approach that will require the Company to recognize the cumulative effect of initially applying the guidance as an adjustment to accumulated other comprehensive income with a corresponding adjustment to the opening balance of retained earnings as of the beginning of the fiscal year that an entity adopts the update. This guidance is effective for fiscal years, and for interim reporting periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. The Company is in the process of evaluating the impact of this guidance.

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Related Party Transactions
The Company and certain of its affiliates entered into a Master Contribution and Sale Agreement (the “Master Contribution Agreement”) with Bruce C. Ratner (“Mr. Ratner”), Executive Vice President, and certain entities and individuals affiliated with Mr. Ratner (the “BCR Entities”) in August 2006 to purchase their interests in a total of 30 retail, office and residential operating properties and service companies in the Greater New York City metropolitan area. The Company issued Class A Common Units (“2006 Units”) in a jointly-owned, limited liability company in exchange for their interests. The 2006 Units may be exchanged for one of the following forms of consideration at the Company’s sole discretion: (i) an equal number of shares of the Company’s Class A common stock or, (ii) cash based on a formula using the average closing price of the Class A common stock at the time of conversion or, (iii) a combination of cash and shares of the Company’s Class A common stock. If the Company elects to pay cash as full or partial consideration in exchange for 2006 Units, the exchanging unit holder(s) may elect to redeem such 2006 Units for an in-kind distribution of one or more properties in lieu of cash, provided certain conditions set forth under the Exchange Rights Agreement adopted pursuant to the Master Contribution Agreement are met.   The Company may, in its sole discretion, elect not to proceed with an in-kind redemption if the Company determines in good faith that the Company will suffer any adverse effects from proceeding with the in-kind redemption. The Company has no rights to redeem or repurchase the 2006 Units. Pursuant to the Master Contribution Agreement, certain projects under development would remain owned jointly until each project was completed and achieved “stabilization.” Upon stabilization, each project would be valued and the Company, in its discretion, would choose among various ownership options for the project. In connection with the Master Contribution Agreement, the parties entered into the Tax Protection Agreement (the “Tax Protection Agreement”). The Tax Protection Agreement indemnified the BCR Entities included in the initial closing against taxes payable by reason of any subsequent sale of certain operating properties and expires in November 2018.
Pursuant to the Master Contribution Agreement, 2006 Units not exchanged are entitled to a distribution preference payment equal to the dividends paid on an equivalent number of shares of the Company’s common stock. The Company recorded $219,000 and $553,000 during the three and nine months ended September 30, 2017, respectively, and $116,000 and $543,000 during the three and nine months ended September 30, 2016, respectively, related to the distribution preference payment, which is classified as noncontrolling interest expense on the Company’s Consolidated Statement of Operations.
As a result of the January 2017 sale of Shops at Bruckner Boulevard, an unconsolidated specialty retail center in Bronx, New York, the Company accrued $482,000 related to a tax indemnity payment due to the BCR Entities in accordance with the terms of the Tax Protection Agreement. The Company paid the BCR Entities $361,000 during the nine months ended September 30, 2017 and expects to remit the remaining quarterly installment during the three months ended December 31, 2017.
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
In August 2017, certain BCR Entities exchanged 686,865 of the 2006 Units. The Company assigned and transferred its ownership interest in 500 Sterling Place, a previously 100% owned apartment community in Brooklyn, New York, for the exchanged 2006 Units. The agreed upon value of the exchanged property was based on an independent third party appraisal and both parties agreed to use $20 as the basis in determining the number of 2006 Units to be exchanged. The Company accounted for the non-cash exchange as a purchase of noncontrolling interests, resulting in a reduction of noncontrolling interests of $35,037,000, a reduction of completed rental properties, net of $45,044,000, a reduction of nonrecourse mortgage debt of $34,382,000 and an increase to additional paid-in capital of $22,805,000, accounting for the agreed upon value of the exchanged property and the difference between the value of consideration exchanged and the historical cost basis of the noncontrolling interest balance. In September 2017, the Company made a $222,000 payment to the BCR entities for the overpayment of estimated closing costs related to the August 2017 exchange transaction. At September 30, 2017 and December 31, 2016, 1,111,044 and 1,940,788 of the 2006 Units were outstanding, respectively.
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
During the three months ended September 30, 2017, the Company distributed $997,000 to Mr. Ratner, which represented his share of the retainage release of a development fee earned during 2005 on a fee project for building the Kings County Supreme Court for New York City. The retainage was being held until the final certificate of occupancy was issued. The Company obtained the final certificate of occupancy and collected the retainage during the three months ended September 30, 2017, at which time Mr. Ratner’s share was distributed.

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

In December 2016, the Company’s Board of Directors approved, and the Company entered into a reclassification agreement with RMS Limited Partnership (“RMS”), the former controlling stockholder of the Company's Class B shares, (the “Reclassification Agreement”). The Reclassification Agreement provided that, at the Effective Time, as defined in the Reclassification Agreement, following the satisfaction of the conditions thereto, each share of Class B Common Stock issued and outstanding immediately prior to the Effective Time would be reclassified and exchanged into 1.31 shares of Class A Common Stock, with a right to cash in lieu of fractional shares (the “Reclassification”). At the Company’s Annual Meeting of Stockholders held on June 9, 2017, the stockholders approved the Reclassification. See Note I – Capital Stock for additional information.
In October 2016, the Company entered into a Reimbursement Agreement with RMS (the “Reimbursement Agreement”). The Company agreed to reimburse RMS (together with its officers, directors, employees, beneficiaries, trustees, representatives and agents)(“Reimbursed Persons”) for reasonable and documented fees and out-of-pocket expenses of RMS’s financial, legal and public relations advisors incurred in evaluating and negotiating the Reclassification. In addition, the Company agreed to reimburse the Reimbursed Persons for (i) reasonable costs and expenses incurred in connection with any Proceeding (as defined in the Reimbursement Agreement) to which such Reimbursed Person is a party or otherwise involved in and (ii) any losses, damages or liabilities actually and reasonably suffered or incurred in any such Proceeding by a Reimbursed Person. Amounts incurred subject to the Reimbursement Agreement were approximately $4,060,000 and $1,207,000 during the nine months ended September 30, 2017 and the year ended December 31, 2016, respectively. See Note I – Capital Stock for additional information.
During the three months ended September 30, 2017, Charles A. Ratner, the Company’s former Chairman of the Board and brother of James A. Ratner, the Company’s current Chairman of the Board, purchased a life insurance policy from the Company for $826,000, which represented the book value and net cash surrender value of the policy at the time of the transaction.
Accumulated Other Comprehensive Loss
The following table summarizes the components of accumulated other comprehensive income (loss) (“accumulated OCI”):

	September 30, 2017	December 31, 2016
	(in thousands)
Unrealized losses on interest rate derivative contracts (1)	$10,683	$14,473
Noncontrolling interest	(52)	(63)
Accumulated Other Comprehensive Loss	$10,631	$14,410

(1)	Includes unrealized losses on interest rate swaps accounted for as hedges held by certain of the Company’s equity method investees.
The following table summarizes the changes, net of noncontrolling interest, of accumulated OCI by component:

	Foreign Currency Translation	Interest Rate Contracts	Total
	(in thousands)
Nine Months Ended September 30, 2017
Balance, January 1, 2017	$—	$(14,410)	$(14,410)
Loss recognized in accumulated OCI	—	(385)	(385)
Loss reclassified from accumulated OCI	—	4,164	4,164
Total other comprehensive income	—	3,779	3,779
Balance, September 30, 2017	$—	$(10,631)	$(10,631)
Nine Months Ended September 30, 2016
Balance, January 1, 2016	$(95)	$(67,810)	$(67,905)
Gain (loss) recognized in accumulated OCI	95	(10,184)	(10,089)
Loss reclassified from accumulated OCI	—	30,058	30,058
Total other comprehensive income	95	19,874	19,969
Balance, September 30, 2016	$—	$(47,936)	$(47,936)

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

The following table summarizes losses reclassified from accumulated OCI and their location on the Consolidated Statements of Operations:

Accumulated OCI Components	Loss Reclassified from Accumulated OCI	Location on Consolidated Statements of Operations
	(in thousands)
Nine Months Ended September 30, 2017
Interest rate contracts	$2,194	Interest expense
Interest rate contracts	1,981	Earnings (loss) from unconsolidated entities
	4,175	Total before noncontrolling interest
	(11)	Noncontrolling interest
	$4,164	Loss reclassified from accumulated OCI
Nine Months Ended September 30, 2016
Interest rate contracts	$27,536	Interest expense
Interest rate contracts	113	Net gain on disposition of full or partial interest in rental properties, net of tax
Interest rate contracts	2,421	Earnings (loss) from unconsolidated entities
	30,070	Total before noncontrolling interest
	(12)	Noncontrolling interest
	$30,058	Loss reclassified from accumulated OCI

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Noncontrolling Interest
During the nine months ended September 30, 2017, the Company exercised a promote option in the Arizona State Retirement System joint venture agreement, whereby the Company increased its ownership in the joint venture from 25.00% to 29.63%, as a result of the joint venture’s cumulative financial performance and estimated value creation. The non-cash transaction resulted in a decrease to noncontrolling interest and a corresponding increase to additional paid-in capital of $10,931,000.
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
Organizational Transformation and Termination Benefits
The following table summarizes the components of organizational transformation and termination benefits:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Termination benefits	$1,764	$2,710	$10,501	$10,273
Shareholder activism costs	869	—	3,520	—
Reorganization costs	—	5,382	—	11,357
REIT conversion costs	—	—	—	863
Total	$2,633	$8,092	$14,021	$22,493
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
The following table summarizes the activity in the accrued severance balance for termination benefits:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Accrued severance benefits, beginning balance	$11,710	$11,277	$9,969	$16,338
Termination benefits expense	1,764	2,710	10,501	10,273
Payments	(4,615)	(3,394)	(11,611)	(16,018)
Accrued severance benefits, ending balance	$8,859	$10,593	$8,859	$10,593

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Supplemental Non-Cash Disclosures
The following table summarizes the impact to the applicable balance sheet line items as a result of various non-cash transactions. Non-cash transactions primarily include dispositions of operating properties whereby the nonrecourse mortgage debt is assumed by the buyer or otherwise extinguished at closing, exchanges of 2006 Units or senior notes for Class A common stock or rental property, changes in consolidation methods of fully consolidated properties due to the occurrence of triggering events including, but not limited to, disposition of a partial interest in rental properties, change in construction payables and other capital expenditures, notes receivable from the sale of rental properties or development project, redemption of redeemable noncontrolling interest, adoption of new accounting guidance for debt issuance costs and capitalization of stock-based compensation granted to employees directly involved with the development and construction of real estate.

	Nine Months Ended September 30,
	2017	2016
	(in thousands)
Non-cash changes to balance sheet - Investing Activities
Projects under construction and development	$(51,996)	$(37,542)
Completed rental properties	(126,810)	(1,173,460)
Restricted cash	3,331	(12,265)
Notes receivable	2,500	277,050
Investments in and advances to affiliates - due to dispositions or change in control	603	125,741
Investments in and advances to affiliates - other activity	(218)	2,708
Total non-cash effect on investing activities	$(172,590)	$(817,768)
Non-cash changes to balance sheet - Financing Activities
Nonrecourse mortgage debt and notes payable, net	$(109,751)	$(846,965)
Convertible senior debt, net	(1)	(125)
Class A common stock	59	—
Additional paid-in capital	49,335	(12,065)
Redeemable noncontrolling interest	—	(159,202)
Noncontrolling interest	(54,129)	19,059
Total non-cash effect on financing activities	$(114,487)	$(999,298)

B. Notes Receivable
The following table summarizes the Company’s interest bearing notes receivable:

	September 30, 2017	December 31, 2016	Maturity Date	Weighted Average Interest Rate
	(in thousands)
Stapleton	$195,846	$141,034	Various	8.56%
The Nets sale	125,100	125,100	January 2021	4.50%
Barclays Center sale	92,600	92,600	January 2019	4.50%
Other	16,544	24,429	Various	4.94%
Total	$430,090	$383,163

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

C. Nonrecourse Mortgage Debt and Notes Payable, Net
The following table summarizes the nonrecourse mortgage debt and notes payable, net maturities as of September 30, 2017:

Years Ending December 31,
(in thousands)
2017	$190,767
2018	494,058
2019	474,981
2020	228,929
2021	194,944
Thereafter	1,578,094
3,161,773
Net unamortized mortgage procurement costs	(32,484)
Total	$3,129,289

D. Revolving Credit Facility
In November 2015, the Company entered into a Revolving Credit Agreement which provided for total available borrowings of $500,000,000 (increased to $600,000,000 in May 2016) and contains an accordion provision, subject to bank approval, allowing the Company to increase total available borrowings to $750,000,000 (“Revolving Credit Facility”).
The Revolving Credit Facility matures in November 2019, and provides for two six-month extension periods, subject to certain conditions. Borrowings bear interest at the Company’s option at either London Interbank Offered Rate (“LIBOR”) (1.23% at September 30, 2017) plus a margin of 1.15% - 1.85% (1.25% at September 30, 2017) or the Prime Rate (4.25% at September 30, 2017) plus a margin of 0.15% - 0.85% (0.25% at September 30, 2017). In addition, the Revolving Credit Facility is subject to an annual facility fee of 0.20% - 0.35% (0.25% at September 30, 2017) of total available borrowings. Up to $150,000,000 of the available borrowings can be used for letters of credit. The applicable margins and annual facility fee are based on the Company’s total leverage ratio (adjusted quarterly, if applicable).
The Revolving Credit Facility has restrictive covenants, including a prohibition on certain types of dispositions, mergers, consolidations, and limitations on lines of business the Company is allowed to conduct. Additionally, the Revolving Credit Facility contains financial covenants, including the maintenance of a maximum total leverage ratio, maximum secured and unsecured leverage ratios, maximum secured recourse leverage ratio, a minimum fixed charge coverage ratio, and a minimum unencumbered interest coverage ratio (all as specified in the Revolving Credit Agreement). At September 30, 2017, the Company was in compliance with all of these financial covenants.
The following table summarizes available credit on the Revolving Credit Facility:

	September 30, 2017	December 31, 2016
	(in thousands)
Total available borrowings	$600,000	$600,000
Less:
Outstanding borrowings	—	—
Letters of credit	42,873	44,215
Available credit	$557,127	$555,785
As of September 30, 2017 and December 31, 2016, unamortized debt issuance costs related to the Revolving Credit Facility of $2,038,000 and $2,757,000, respectively, are included in other assets on the Consolidated Balance Sheets.

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

E. Term Loan, Net
In May 2016, the Company entered into a Term Loan Credit Agreement which provides a $335,000,000 senior unsecured term loan credit facility (“Term Loan”).
The Term Loan matures in May 2021 and bears interest at the Company’s option at either LIBOR (based on the approximate date of the initial borrowings and adjusted monthly thereafter) (1.24% at September 30, 2017) plus a margin of 1.30% - 2.20% (1.45% at September 30, 2017) or the Prime Rate plus a margin of 0.30% - 1.20% (0.45% at September 30, 2017). The applicable margins are based on the Company’s total leverage ratio. Upon the Company obtaining an investment grade credit rating, established by certain debt rating agencies for the Company’s long term, senior, unsecured non-credit enhanced debt (the “Debt Ratings”), the applicable margin will, at the Company’s election, be based on the Company’s then-current Debt Ratings.
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
The following table summarizes outstanding borrowings of the Term Loan, net:

	September 30, 2017	December 31, 2016
	(in thousands)
Total outstanding borrowings	$335,000	$335,000
Net unamortized debt procurement costs	(1,432)	(1,732)
Total	$333,568	$333,268

F. Convertible Senior Debt, Net
The following table summarizes the convertible senior debt, net:

	September 30, 2017	December 31, 2016
	(in thousands)
4.250% Notes due 2018	$73,215	$73,216
3.625% Notes due 2020	40,021	40,021
	113,236	113,237
Net unamortized debt procurement costs	(713)	(1,056)
Total	$112,523	$112,181
During the nine months ended September 30, 2016, the Company entered into separate, privately negotiated exchange agreements with certain holders of the Company’s convertible senior notes. Under the terms of the agreements, holders agreed to exchange certain notes for either shares of Class A common stock or cash payments. Under the accounting guidance for induced conversions of convertible debt, additional amounts paid to induce the holders to exchange the notes were expensed resulting in a loss on extinguishment of debt.
The following table summarizes the convertible senior debt transactions completed during the nine months ended September 30, 2016:

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
The effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges is recorded in accumulated OCI and is subsequently reclassified into earnings during the period the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value is recognized directly in earnings. Ineffectiveness was insignificant during the three and nine months ended September 30, 2017 and 2016. As of September 30, 2017, the Company expects it will reclassify amounts recorded in accumulated OCI into earnings as an increase in interest expense of approximately $4,338,000 within the next twelve months. However, the actual amount reclassified could vary due to future changes in the fair value of these derivatives.
Fair Value Hedges of Interest Rate Risk
The Company enters into total rate of return swaps (“TROR”) on various tax-exempt fixed-rate borrowings. The TROR convert borrowings from a fixed rate to a variable rate. The TROR requires the payment of a variable interest rate, generally equivalent to the Securities Industry and Financial Markets Association (“SIFMA”) rate (0.94% at September 30, 2017) plus a spread. Additionally, the Company has guaranteed the fair value of the underlying borrowings. Fluctuation in the value of the TROR is offset by the fluctuation in the value of the underlying borrowings, resulting in minimal financial impact. At September 30, 2017, the aggregate notional amount of TROR designated as fair value hedging instruments is $555,936,000. The underlying TROR borrowings are subject to a fair value adjustment.

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
The Company has certain undesignated TROR where the associated debt is held by an unconsolidated affiliate or unrelated third parties. The change in fair value of these TROR is recognized in earnings. At September 30, 2017, the aggregate notional amount of these TROR is $137,517,000.
In instances where the Company enters into separate derivative instruments effectively hedging the same debt for consecutive annual periods, the duplicate amount of notional is excluded from the following disclosure in an effort to provide information that enables the financial statement user to understand the Company’s volume of derivative activity.

The following table summarizes the fair values and location in the Consolidated Balance Sheets of all derivative instruments:

	Fair Value of Derivative Instruments
	Asset Derivatives (included in Other Assets)		Liability Derivatives (included in Accounts Payable, Accrued Expenses and Other Liabilities)
	Current Notional	Fair Value	Current Notional	Fair Value
	(in thousands)
	September 30, 2017
Derivatives Designated as Hedging Instruments
Interest rate swaps	$63,591	$680	$34,248	$1,253
TROR	319,921	4,695	236,015	2,762
Total	$383,512	$5,375	$270,263	$4,015
Derivatives Not Designated as Hedging Instruments
Interest rate caps	$69,518	$—	$—	$—
TROR	100,551	5,076	36,966	11,849
Total	$170,069	$5,076	$36,966	$11,849

	December 31, 2016
Derivatives Designated as Hedging Instruments
Interest rate swaps	$64,248	$593	$34,666	$1,504
TROR	235,970	5,008	316,015	12,442
Total	$300,218	$5,601	$350,681	$13,946
Derivatives Not Designated as Hedging Instruments
Interest rate caps	$69,518	$—	$—	$—
TROR	100,800	4,117	37,044	12,256
Total	$170,318	$4,117	$37,044	$12,256

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

The following table summarizes the impact of gains and losses related to derivative instruments designated as cash flow hedges included in the accumulated OCI section of the Consolidated Balance Sheets and in equity in earnings and interest expense in the Consolidated Statements of Operations:

		Loss Reclassified from Accumulated OCI
Derivatives Designated as Cash Flow Hedging Instruments	Gain (Loss) Recognized in OCI (Effective Portion)	Location on Consolidated Statements of Operations	Effective Amount	Ineffective Amount
	(in thousands)
Three Months Ended September 30, 2017
Interest rate caps and interest rate swaps	$(49)	Interest expense	$(683)	$(1)
		Earnings (loss) from unconsolidated entities	(605)	—
Total	$(49)		$(1,288)	$(1)
Nine Months Ended September 30, 2017
Interest rate caps and interest rate swaps	$(385)	Interest expense	$(2,144)	$(50)
		Earnings (loss) from unconsolidated entities	(1,981)	—
Total	$(385)		$(4,125)	$(50)

Three Months Ended September 30, 2016
Interest rate caps and interest rate swaps	$1,406	Interest expense	$(9,103)	$3
		Net gain (loss) on disposition of full or partial interest in rental properties, net of tax	—	—
		Earnings (loss) from unconsolidated entities	(796)	—
Total	$1,406		$(9,899)	$3
Nine Months Ended September 30, 2016
Interest rate caps and interest rate swaps	$(10,184)	Interest expense	$(27,512)	$(24)
		Net gain (loss) on disposition of full or partial interest in rental properties, net of tax	(113)	—
		Earnings (loss) from unconsolidated entities	(2,421)	—
Total	$(10,184)		$(30,046)	$(24)

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

The following table summarizes the impact of gains and losses related to derivative instruments not designated as cash flow hedges in the Consolidated Statements of Operations:

	Net Gain (Loss) Recognized
	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Derivatives Designated as Fair Value Hedging Instruments
TROR (1)	$2,869	$(1,153)	$9,367	$(1,776)
Derivatives Not Designated as Hedging Instruments
Interest rate caps and interest rate swaps	$(45)	$—	$(45)	$(94)
TROR	(432)	26	1,366	(1,955)
Total	$(477)	$26	$1,321	$(2,049)

(1)
The net gain (loss) recognized in interest expense from the change in fair value of the underlying TROR borrowings was $(2,869) and $(9,367) for the three and nine months ended September 30, 2017, respectively, and $1,153 and $1,776 for the three and nine months ended September 30, 2016, respectively, offsetting the gain (loss) recognized on the TROR.

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
Agreements with derivative counterparties contain provisions under which the counterparty could terminate the derivative obligations if the Company defaults on its obligations under the Revolving Credit Agreement and designated conditions are fulfilled. In instances where the Company’s subsidiaries have derivative obligations secured by a mortgage, the derivative obligations could be terminated if the indebtedness between the two parties is terminated, either by loan payoff or default of the indebtedness. In addition, certain subsidiaries have agreements containing provisions whereby the subsidiaries must maintain certain minimum financial ratios. As of September 30, 2017, the Company does not have any derivative contracts containing credit-risk related contingent features, such as a credit rating downgrade, that may trigger collateral to be posted with a counterparty.
The following table summarizes information about collateral posted for derivatives in liability positions as of September 30, 2017:

	Collateral Information
	Notional Amount	Fair Value Prior to Nonperformance Risk	Nonperformance Risk	Collateral Posted	Nature of Collateral	Credit Risk Contingent Feature
	(in thousands)
Property Specific Swaps	$34,248	$1,314	$(61)	$—	Mortgage liens	None
TROR	272,981	14,590	21	67,806	Restricted cash, notes receivable, letters of credit	None
Total	$307,229	$15,904	$(40)	$67,806

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

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

The following table summarizes information about financial assets and liabilities measured at fair value on a recurring basis, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value:

	September 30, 2017
	Level 1	Level 2	Level 3	Total
	(in thousands)
Interest rate swaps (assets)	$—	$680	$—	$680
Interest rate swaps (liabilities)	—	(1,253)	—	(1,253)
TROR (assets)	—	—	9,771	9,771
TROR (liabilities)	—	—	(14,611)	(14,611)
Fair value adjustment to the borrowings subject to TROR	—	—	(1,933)	(1,933)
Total	$—	$(573)	$(6,773)	$(7,346)

	December 31, 2016
	(in thousands)
Interest rate swaps (assets)	$—	$593	$—	$593
Interest rate swaps (liabilities)	—	(1,504)	—	(1,504)
TROR (assets)	—	—	9,125	9,125
TROR (liabilities)	—	—	(24,698)	(24,698)
Fair value adjustment to the borrowings subject to TROR	—	—	7,434	7,434
Total	$—	$(911)	$(8,139)	$(9,050)
The following table presents a reconciliation of financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Net TROR	Fair value adjustment to the borrowings subject to TROR	Total
	(in thousands)
Nine Months Ended September 30, 2017
Balance, January 1, 2017	$(15,573)	$7,434	$(8,139)
Total realized and unrealized gains (losses):
Included in earnings	10,733	(9,367)	1,366
Balance, September 30, 2017	$(4,840)	$(1,933)	$(6,773)
Nine Months Ended September 30, 2016
Balance, January 1, 2016	$(10,785)	$2,810	$(7,975)
Total realized and unrealized gains (losses):
Included in earnings	(3,731)	1,776	(1,955)
Balance, September 30, 2016	$(14,516)	$4,586	$(9,930)
The following table presents quantitative information about the significant unobservable inputs used to estimate the fair value of financial instruments measured on a recurring basis as of September 30, 2017:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value September 30, 2017	Valuation Technique	Unobservable Input	Input Values
	(in thousands)
TROR	$(4,840)	Third party bond pricing	Bond valuation	94.85 - 120.73
Fair value adjustment to the borrowings subject to TROR	$(1,933)	Third party bond pricing	Bond valuation	94.85 - 102.59
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
The following table summarizes the fair value of nonrecourse mortgage debt and notes payable, net (exclusive of the fair value of derivatives), term loan, net and convertible senior debt, net:

	September 30, 2017		December 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Nonrecourse mortgage debt and notes payable, net	$3,129,289	$3,135,150	$3,120,833	$3,105,587
Term loan, net	333,568	333,686	333,268	333,527
Convertible senior debt, net	112,523	134,064	112,181	122,795
Total	$3,575,380	$3,602,900	$3,566,282	$3,561,909

I. Capital Stock
Pursuant to the Reclassification Agreement, the Board submitted a proposal for stockholder approval to eliminate the dual-class share structure at the Company’s 2017 Annual Meeting of Stockholders. This proposal was approved by the stockholders at the Company’s Annual Meeting of Stockholders on June 9, 2017 and became effective following the market close on June 12, 2017. As a result, each of the 18,788,163 shares of Class B common stock issued and outstanding immediately prior to the Effective Time were reclassified into 1.31 shares of Class A common stock. As such, 24,612,495 additional shares of Class A common stock were issued to the prior Class B common stockholders. Upon completion of this transaction, all outstanding shares of common stock are entitled to one vote per share on all matters brought to the Company’s stockholders, including but not limited to, the election of the entire Board of Directors.
Certain professional and consulting fees, including investment banking success fees, incurred directly related to the stock conversion were recorded as a $9,305,000 reduction to additional paid-in capital, in accordance with applicable accounting requirements when raising permanent equity. Amounts include costs paid on behalf of RMS in accordance with the Reimbursement Agreement. See the “Related Party Transactions” section of Note A – Accounting Policies for detailed information on the Reimbursement Agreement.

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

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

The following table summarizes cash dividends declared by the Board of Directors on the Company’s common stock (in thousands, except per share data):

Type	Date Declared	Record Date	Payment Date	Amount Per Share	Total Cash Payment
2017
Quarterly	August 22, 2017	September 5, 2017	September 18, 2017	$0.14	$37,343
Quarterly	May 17, 2017	June 9, 2017	June 23, 2017	$0.09	$23,482
Quarterly	March 1, 2017	March 13, 2017	March 27, 2017	$0.09	$23,441
			Total	$0.32	$84,266

2016
Quarterly	November 30, 2016	December 12, 2016	December 23, 2016	$0.06	$15,620
Quarterly	August 18, 2016	September 2, 2016	September 16, 2016	$0.06	$15,621
Quarterly	May 17, 2016	June 10, 2016	June 24, 2016	$0.06	$15,623
Quarterly	February 18, 2016	March 4, 2016	March 18, 2016	$0.06	$15,596
E&P	February 18, 2016	March 4, 2016	March 18, 2016	$0.10	$25,992
			Total	$0.34	$88,452

K. Stock-Based Compensation
During the nine months ended September 30, 2017, the Company granted 26,112 stock options, 672,876 shares of restricted stock and 243,571 performance shares under the Company’s 1994 Stock Plan. The stock options had a grant-date fair value of $4.79, which was computed using the Black-Scholes option-pricing model using the following assumptions: expected term of 5.5 years, expected volatility of 25.1%, risk-free interest rate of 2.12%, and expected dividend yield of 1.69%. The exercise price of the options is $21.83, the closing price of the underlying Class A common stock on the date of grant. The restricted stock had a weighted average grant-date fair value of $21.85 per share, based on the closing price of the Class A common stock on the respective dates of grant. The performance shares had a grant-date fair value of $24.91 per share, which was computed using a Monte Carlo simulation.
At September 30, 2017, $210,000 of unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 6 months, $16,125,000 of unrecognized compensation cost related to restricted stock is expected to be recognized over a weighted-average period of 23 months, and $7,228,000 of unrecognized compensation cost related to performance shares is expected to be recognized over a weighted-average period of 19 months.
The following table summarizes stock-based compensation costs and related deferred income tax benefit recognized in the financial statements:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Stock option costs	$126	$205	$463	$731
Restricted stock costs	4,494	3,439	13,440	11,367
Performance share costs	2,633	2,496	7,391	7,213
Total stock-based compensation costs	7,253	6,140	21,294	19,311
Less amount capitalized into qualifying real estate projects	(2,101)	(1,592)	(6,401)	(4,151)
Amount charged to operating expenses	5,152	4,548	14,893	15,160
Depreciation expense on capitalized stock-based compensation	216	202	665	621
Total stock-based compensation expense	$5,368	$4,750	$15,558	$15,781
Deferred income tax benefit	$152	$136	$429	$457
The amount of grant-date fair value expensed immediately for awards granted to retirement-eligible grantees during the nine months ended September 30, 2017 and 2016 was $867,000 and $1,166,000, respectively.
In connection with the vesting of restricted stock and performance shares during the nine months ended September 30, 2017 and 2016, the Company repurchased 252,161 shares and 385,380 shares, respectively, of Class A common stock to satisfy the employees’ related minimum statutory tax withholding requirements. Shares repurchased during the nine months ended September 30, 2017 and 2016 were returned to unissued shares with an aggregate cost basis of $5,598,000 and $7,825,000, respectively.

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

L. Write-Offs of Abandoned Development Projects and Demolition Costs
The Company reviews each project under development to determine whether it is probable the project will be developed. If management determines the project will not be developed, its project costs and other related expenses are written off as an abandoned development project cost. The Company abandons projects under development for a number of reasons, including, but not limited to, changes in local market conditions, increases in construction or financing costs or third party challenges related to entitlements or public financing. The Company recorded no write-offs of abandoned development projects and demolition costs during the three months ended September 30, 2017 and $1,596,000 during the nine months ended September 30, 2017. The Company incurred $10,058,000 as write-offs of abandoned development projects and demolition costs during the three and nine months ended September 30, 2016.
The Company incurred $1,179,000 and $1,926,000 as write-offs of abandoned development projects and demolition costs of unconsolidated entities during the three and nine months ended September 30, 2017, which is included in equity in earnings and primarily represents non-capitalizable demolition costs at a redevelopment property. The Company incurred no write-offs of abandoned development projects and demolition costs of unconsolidated entities for the three and nine months ended September 30, 2016.

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
The following table summarizes the Company’s impairment of real estate included in continuing operations:

		Three Months Ended September 30,		Nine Months Ended September 30,
		2017	2016	2017	2016
		(in thousands)
461 Dean Street (Apartment)	Brooklyn, New York	$44,288	$—	$44,288	$—
Regional Malls:
Shops at Northfield Stapleton	Denver, Colorado	—	68,821	—	68,821
Boulevard Mall	Amherst, New York	—	52,510	—	52,510
Shops at Wiregrass	Tampa, Florida	—	—	—	12,464
Office Buildings:
Post Office Plaza	Cleveland, Ohio	—	11,800	—	11,800
Illinois Science and Technology Park	Skokie, Illinois	—	7,900	—	7,900
Land inventory	Las Vegas, Nevada	—	1,230	—	1,230
Other		—	—	—	2,100
Total		$44,288	$142,261	$44,288	$156,825
During the three months ended September 30, 2017, the Company began the marketing process of 461 Dean Street. The initiation of the marketing process triggered management to update its undiscounted cash flow analysis, including its probability weighted estimated holding period. As a result, the estimated probability weighted undiscounted cash flows no longer exceeded the carrying value, requiring the Company to adjust the carrying value to its estimated fair value during the three months ended September 30, 2017. The Company has not entered into any agreements, and can not ensure a transaction can or will be consummated.
During the three months ended September 30, 2016, the Company’s Board of Directors authorized a process to review strategic alternatives for the Company’s retail portfolio and had begun discussions with certain strategic partners and other potential buyers for several of its retail assets. In connection with this review and discussions to date, the Company updated its impairment analysis on its retail assets, including increasing the likelihood of near-term sales. As a result, the estimated probability weighted undiscounted cash flows no longer exceeded the carrying value of the Shops at Northfield Stapleton and Boulevard Mall, requiring the Company to adjust the carrying value to their estimated fair value during the three months ended September 30, 2016. The Company completed the sale of Shops at Northfield Stapleton in October 2017.

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
During the three months ended September 30, 2016, based on the loss of a potential tenant to fill a significant vacancy, the Company updated its undiscounted cash flow analysis including its probability weighted estimated holding period for Post Office Plaza office building. As a result, the estimated probability weighted undiscounted cash flows no longer exceeded the carrying value, requiring the Company to adjust the carrying value to its estimated fair value during the three months ended September 30, 2016. The Company closed on the sale of Post Office Plaza in August 2017.
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
The following table summarizes the Company’s other-than-temporary impairment of unconsolidated entities during the three and nine months ended September 30, 2017 and 2016:

		Three Months Ended September 30,		Nine Months Ended September 30,
		2017	2016	2017	2016
		(in thousands)
Westchester’s Ridge Hill	Yonkers, New York	$10,600	$—	$10,600	$—
Pacific Park Brooklyn	Brooklyn, New York	—	299,300	—	299,300
Other		—	7,100	—	7,100
Total		$10,600	$306,400	$10,600	$306,400
During the three months ended September 30, 2017, the Company signed a definitive agreement for the sale of Westchester’s Ridge Hill, a regional mall in Yonkers, New York, to its partner. This triggered management to update its impairment analysis, including its estimated selling price. As a result, the estimated fair value no longer exceeded the carrying value, requiring the Company to adjust the carrying value to its estimated fair value during the three months ended September 30, 2017. See the Financial Condition and Liquidity section of the MD&A of this 10-Q for additional information regarding the definitive agreement to sell the Company’s regional mall portfolio.
Pacific Park Brooklyn is a 22 acre mixed-use project in Brooklyn, New York. On June 30, 2014, the Company entered into a joint venture with Greenland Atlantic Yards, LLC, a subsidiary of Shanghai-based Greenland Holding Group Company Limited (“Greenland”), to develop the project. Under the joint venture, Greenland acquired 70% of the project and agreed to co-develop the project with the Company, along with sharing in the entire project costs going forward in proportion to ownership interests. The joint venture was formed to execute on the remaining development rights, including the infrastructure and vertical construction of the residential units, but excluded Barclay’s Center and 461 Dean Street apartment community. Consistent with the approved master plan, the joint venture agreed to develop the remaining portion of Phase I and all of Phase II of the project, including the permanent rail yard. At the time of closing, the remaining portion of Phase I included seven buildings, totaling approximately 3.1 million square feet. Phase II consists of seven buildings totaling approximately 3.3 million square feet and further obligations to complete significant additional infrastructure improvements including a platform over the permanent rail yard.

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Upon closing of the partial sale on June 30, 2014, it was determined the Company was not the primary beneficiary of the joint venture and the entity was deconsolidated and subsequently accounted for under the equity method of accounting. The transaction resulted in net cash proceeds of $208,275,000. The basis of the investment at the time approximated fair value as supported by the sales price and underlying discounted cash flow model used by both parties to underwrite the transaction. Due to the nature of the project in terms of size, duration and complexity, the underlying discounted cash flow model included many estimates and assumptions of future events. Key estimates in the discounted cash flow model include horizontal infrastructure costs including, among other things, estimates of completing the permanent rail yard and the platform over the rail yard, rent growth in the rental buildings and sales prices for condominium buildings, trade costs for vertical construction, timing of starting vertical construction and opening buildings, terminal cap rates and the underlying discount rate.
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
During the three months ended September 30, 2016, it became evident the occupancy and rental rate declines in the Brooklyn market were not temporary as a result of an increased supply of new rental product amplified by the sun-setting and the uncertainty around the 421 A real estate tax abatement program. Also the condominium market in New York had softened, causing the projected sale schedule for 550 Vanderbilt to be adjusted accordingly. Separately, the construction costs across the New York market continued to trend upward, resulting in increased estimated trade costs for certain infrastructure as well as vertical construction. As a result, during the three months ended September 30, 2016, as part of the Company’s formal strategic plan update, a decision was made to revise the overall project schedule for Pacific Park Brooklyn. Accordingly, the Company updated the discounted cash flow model to reflect the updated timing of the project schedule as well as the revenue, expense and cost assumptions. Based on the above, the estimated fair value of the investment no longer exceeded the carrying value. As a result, the Company recorded an other-than-temporary impairment of $299,300,000 during the three months ended September 30, 2016.
Impairment of Real Estate - Fair Value Information
The following table presents quantitative information about the significant unobservable inputs used to determine the fair value of the impairment of real estate for the nine months ended September 30, 2017 and 2016:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value	Valuation Technique	Unobservable Input	Range of Input Values
	(in thousands)
September 30, 2017
Impairment of real estate	$152,575	Indicative bid	Indicative bid	N/A (1)
Impairment of unconsolidated investments	$225,890	Indicative bid	Indicative bid	N/A (1)
September 30, 2016
Impairment of real estate	$371,139	Indicative bids	Indicative bids	N/A (1)
Impairment of real estate	$18,500	Comparable property market analysis	Price per square foot	$39 per square foot
Impairment of unconsolidated investments	$—	Discounted cash flows	Discount rate	9.8%
			Market capitalization rate	3.9% - 6.0%
Impairment of unconsolidated investments	$3,600	Indicative bids	Indicative bids	N/A (1)

(1)	This fair value measurement was derived from a bona fide purchase offer from a third party prospective buyer, subject to the Company’s corroboration for reasonableness.

N. Loss on Extinguishment of Debt
For the three and nine months ended September 30, 2017, the Company recorded $0 and $2,843,000, respectively, as loss on extinguishment of debt primarily related to a loss on extinguishment of nonrecourse mortgage debt at Illinois Science and Technology Park, office buildings in Skokie, Illinois that were sold during the three months ended March 31, 2017. For the three and nine months ended September 30, 2016, the Company recorded $0, and $29,084,000, respectively, as loss on extinguishment of debt. The loss on extinguishment of debt recorded for 2016 primarily relates to separate, privately negotiated exchange transactions involving a portion of the Company’s 2016, 2018 and 2020 Senior Notes. See Note F – Convertible Senior Debt, Net for detailed information.

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

O. Net Gain on Disposition of Interest in Unconsolidated Entities
The following table summarizes the net gain on disposition of interest in unconsolidated entities which are included in earnings (loss) from unconsolidated entities.

		Three Months Ended September 30,		Nine Months Ended September 30,
		2017	2016	2017	2016
		(in thousands)
Federally assisted housing apartments	Various	$28,828	$—	$73,130	$—
Shops at Bruckner Boulevard (Specialty Retail Center)	Bronx, New York	—	—	8,183	—
Steinway Street Theaters (Specialty Retail Center)	Queens, New York	—	—	—	12,613
Other		—	—	469	—
		$28,828	$—	$81,782	$12,613
During the nine months ended September 30, 2017, the Company completed the sale of unconsolidated federally assisted housing (“FAH”) apartment communities, consisting of 5,227 units. The dispositions resulted in net cash proceeds of $56,969,000.
During the nine months ended September 30, 2017, the Company sold its ownership interest in Shops at Bruckner Boulevard, an unconsolidated specialty retail center in Bronx, New York. The sale generated net cash proceeds of $8,863,000 at the Company’s ownership share.
During the three months ended September 30, 2016, the Company sold its ownership interest in Steinway Street Theaters, an unconsolidated specialty retail center in Queens, New York. The disposition resulted in net cash proceeds of $14,059,000.

P. Income Taxes
The Company has historically filed a consolidated United States federal tax return, which includes all of its wholly owned subsidiaries. For its taxable year ended December 31, 2016, the Company filed as a REIT and the Company’s TRSs filed as C corporations. The Company files individual separate income tax returns in various states.
As a REIT, the Company is required to annually distribute to its stockholders an amount equal to at least 90% of its REIT taxable income (computed without regard to the dividends paid deduction and net capital gain and net of any available net operating losses). The Company may be subject to certain state gross income and franchise taxes, as well as taxes on any undistributed income and federal and state corporate taxes on any income earned by its TRSs. In addition, the Company could be subject to corporate income taxes related to assets held by the REIT which are sold during the five year period following the date of conversion (ending December 31, 2020), to the extent such sold assets had a built-in gain on the date of conversion.
Income tax expense was $304,000 and $4,817,000 for the three and nine months ended September 30, 2017, respectively, and $525,000 and $2,167,000 for the three and nine months ended September 30, 2016, respectively. The Company did not recognize any federal corporate income tax on its earnings in the REIT for any of the periods presented. During the nine months ended September 30, 2016, the Company reversed $83,645,000 of deferred tax assets associated with the Military Housing, Westchester’s Ridge Hill, the Nets and Barclays Center disposals.
At December 31, 2016, the TRSs had a federal net operating loss carryforward for tax purposes of $204,752,000 available to use on their tax returns expiring in the years ending December 31, 2029 through 2036, and a charitable contribution deduction carryforward of $1,940,000 expiring in the years ending December 31, 2017 through 2021. At December 31, 2016, the Company had a federal net operating loss carryforward of $180,698,000 available to use on its REIT tax return expiring in the years ending December 31, 2029 through 2036.

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

		Three Months Ended September 30,		Nine Months Ended September 30,
		2017	2016	2017	2016
		(in thousands)
Specialty Retail Centers:
Fairmont Cinema	San Jose, California	$—	$—	$4,128	$—
Avenue at Tower City Center & Tower City Parking	Cleveland, Ohio	—	—	500	14,207
Office Buildings:
Post Office Plaza	Cleveland, Ohio	(1,244)	—	(1,244)	—
Terminal Tower	Cleveland, Ohio	—	14,391	—	14,391
Illinois Science and Technology Park (4 buildings)	Skokie, Illinois	—	—	3,771	—
Brookview Place (Federally Assisted Housing)	Dayton, Ohio	375	—	375	—
Military Housing	Various	—	—	—	141,675
QIC Joint Venture-Westchester’s Ridge Hill (Regional Mall)	Yonkers, New York	—	—	—	343
Other		613	(324)	6,235	(1,118)
		(256)	14,067	13,765	169,498
Income tax effect		—	—	(192)	(66,413)
		$(256)	$14,067	$13,573	$103,085
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
Terminal Tower
During the three months ended September 30, 2016, the Company completed the sale of Terminal Tower, an office building in Cleveland, Ohio. The Company’s corporate headquarters is located in the Terminal Tower and the Company was evaluating options to relocate its headquarters in downtown Cleveland, Ohio. In connection with the sale, the Company entered into an 18 month lease agreement, (minimum initial term) with various options to extend up to 48 months, to provide the Company the necessary time to evaluate and relocate its corporate headquarters. While the Company transferred all risks and rewards of ownership of the property to the buyer, the Company’s expected estimated lease term resulted in more than a minor, but less than substantially all of the use of the asset through the leaseback transaction. As a result, the Company deferred $7,917,000 which will be amortized as an offset to rent expense over the lease term, and recorded a net gain on disposition of $14,391,000 during the three months ended September 30, 2016. The sale generated net cash proceeds of $38,027,000.
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

Nine Months Ended September 30, 2016
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
The following table summarizes the gain on disposition of the Disposal Group, net of tax:

Nine Months Ended September 30, 2016
(in thousands)
The Nets	$136,247
Barclays Center	(56,481)
79,766
Income tax effect (1)	(15,213)
$64,553

(1)	Primarily represents non-cash deferred taxes recognized upon the reversal of the deferred tax asset used to offset the taxable gain on the sales of assets held by the TRS.

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

T. Earnings Per Share
The Company’s restricted stock is considered a participating security pursuant to the two-class method for computing earnings per share (“EPS”). The 2006 Units, which are reflected as noncontrolling interests in the Consolidated Balance Sheets, are considered convertible participating securities as they are entitled to participate in dividends paid to the Company’s common stockholders. The 2006 Units are included in the computation of basic EPS using the two-class method and are included in the computation of diluted EPS using the if-converted method. The Class A common stock issuable in connection with conversion of the 2016 Senior Notes, 2018 Senior Notes and 2020 Senior Notes is included in the computation of diluted EPS using the if-converted method. The loss from continuing operations attributable to Forest City Realty Trust, Inc. for the three and nine months ended September 30, 2016 was allocated solely to holders of common stock as the participating security holders do not share in losses.
The reconciliation of the basic and diluted EPS computations is shown in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Numerators (in thousands)
Earnings (loss) from continuing operations attributable to Forest City Realty Trust, Inc.	$5,454	$(430,861)	$103,124	$(223,608)
Distributed and undistributed earnings allocated to participating securities	(205)	—	(720)	—
Earnings (loss) from continuing operations attributable to common stockholders ‑ Basic	$5,249	$(430,861)	$102,404	$(223,608)
Undistributed earnings allocated to participating securities	—	—	125	—
Preferred distribution on Class A Common Units	—	—	553	—
Earnings (loss) from continuing operations attributable to common stockholders ‑ Diluted	$5,249	$(430,861)	$103,082	$(223,608)
Net earnings (loss) attributable to Forest City Realty Trust, Inc.	$5,454	$(430,861)	$103,124	$(160,227)
Distributed and undistributed earnings allocated to participating securities	(205)	—	(720)	—
Net earnings (loss) attributable to common stockholders ‑ Basic	$5,249	$(430,861)	$102,404	$(160,227)
Undistributed earnings allocated to participating securities	—	—	125	—
Preferred distribution on Class A Common Units	—	—	553	—
Net earnings (loss) attributable to common stockholders ‑ Diluted	$5,249	$(430,861)	$103,082	$(160,227)
Denominators
Weighted average shares outstanding ‑ Basic	265,260,403	258,713,429	261,566,151	258,437,586
Effect of stock options and performance shares	1,001,792	—	718,584	—
Effect of convertible Class A Common Units	—	—	1,757,072	—
Weighted average shares outstanding ‑ Diluted (1)	266,262,195	258,713,429	264,041,807	258,437,586
Earnings Per Share
Earnings (loss) from continuing operations attributable to common stockholders ‑ Basic	$0.02	$(1.67)	$0.39	$(0.87)
Earnings (loss) from continuing operations attributable to common stockholders ‑ Diluted	$0.02	$(1.67)	$0.39	$(0.87)
Net earnings (loss) attributable to common stockholders ‑ Basic	$0.02	$(1.67)	$0.39	$(0.62)
Net earnings (loss) attributable to common stockholders ‑ Diluted	$0.02	$(1.67)	$0.39	$(0.62)

(1)
Incremental shares from restricted stock and convertible securities aggregating 7,453,768 and 5,893,292 for the three and nine months ended September 30, 2017, respectively, were not included in the computation of diluted EPS because their effect is anti-dilutive. Incremental shares from dilutive options, restricted stock, performance shares and convertible securities aggregating 8,157,781 and 10,035,997 for the three and nine months ended September 30, 2016, respectively, were not included in the computation of diluted EPS because their effect is anti-dilutive due to the loss from continuing operations. Weighted-average options, restricted stock and performance shares of 698,333 and 1,375,366 for the three and nine months ended September 30, 2017, respectively, and 2,446,901 and 2,711,273 for the three and nine months ended September 30, 2016, respectively, were not included in the computation of diluted EPS because their effect is anti-dilutive under the treasury stock method.

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

U. Segment Information
The following tables summarize financial data for the Company’s reportable operating segments. All amounts are presented in thousands.

	September 30, 2017	December 31, 2016
	Identifiable Assets
Office	$3,044,916	$3,192,840
Apartments	2,289,688	2,406,768
Retail	496,448	521,015
Total Operations	5,831,052	6,120,623
Development	1,959,519	1,799,138
Corporate	328,377	308,836
	$8,118,948	$8,228,597

	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016	2017	2016	2017	2016
	Revenues				Operating Expenses
Office	$108,165	$116,787	$339,087	$352,960	$41,104	$48,486	$128,618	$142,835
Apartments	72,086	74,170	216,498	219,211	30,874	33,415	96,968	102,327
Retail	14,009	20,496	43,803	61,622	9,532	14,812	30,882	40,877
Total Operations	194,260	211,453	599,388	633,793	81,510	96,713	256,468	286,039
Development	39,284	26,077	86,604	52,445	29,337	19,357	71,236	56,580
Corporate	—	—	—	—	19,113	26,009	60,102	74,272
Other	—	—	—	3,518	—	—	—	2,730
	$233,544	$237,530	$685,992	$689,756	$129,960	$142,079	$387,806	$419,621

	Depreciation and Amortization				Capital Expenditures
Office	$28,471	$33,541	$97,382	$102,587	$12,831	$5,749	$40,132	$19,774
Apartments	19,442	18,994	57,452	56,345	9,264	3,369	19,370	9,070
Retail	2,889	5,384	8,404	17,618	912	4,032	3,073	8,473
Total Operations	50,802	57,919	163,238	176,550	23,007	13,150	62,575	37,317
Development	8,764	4,669	24,299	10,915	80,368	116,673	241,990	396,243
Corporate	628	304	1,959	930	2,008	99	2,372	99
Other	—	—	—	126	—	—	—	—
	$60,194	$62,892	$189,496	$188,521	$105,383	$129,922	$306,937	$433,659
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

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

The reconciliations of net earnings (loss) to Adjusted EBITDA by segment are shown in the following tables. All amounts are presented in thousands.

Three Months Ended September 30, 2017	Office	Apartments	Retail	Total Operations	Development	Corporate	Other	Total
Net earnings (loss) attributable to Forest City Realty Trust, Inc.	$39,073	$50,708	$12,017	$101,798	$(45,620)	$(50,724)	$—	$5,454
Depreciation and amortization	29,408	22,347	17,654	69,409	7,814	628	—	77,851
Interest expense	—	—	—	—	—	50,836	—	50,836
Amortization of mortgage procurement costs	—	—	—	—	—	1,807	—	1,807
Income tax expense	—	—	—	—	—	304	—	304
Impairment of consolidated real estate	—	—	—	—	44,288	—	—	44,288
Impairment of unconsolidated real estate	—	—	10,600	10,600	—	—	—	10,600
Net (gain) loss on disposition of full or partial interests in rental properties	1,182	1,876	(517)	2,541	—	—	—	2,541
Gain on disposition of unconsolidated entities	—	(27,721)	—	(27,721)	—	—	—	(27,721)
Organizational transformation and termination benefits	—	—	—	—	—	2,633	—	2,633
Adjusted EBITDA Attributable to Forest City Realty Trust, Inc.	$69,663	$47,210	$39,754	$156,627	$6,482	$5,484	$—	$168,593

Three Months Ended September 30, 2016	Office	Apartments	Retail	Total Operations	Development	Corporate	Other	Total
Net earnings (loss) attributable to Forest City Realty Trust, Inc.	$30,091	$27,038	$(100,889)	$(43,760)	$(315,806)	$(71,295)	$—	$(430,861)
Depreciation and amortization	33,650	23,413	19,016	76,079	3,259	304	—	79,642
Interest expense	—	—	—	—	—	54,408	—	54,408
Amortization of mortgage procurement costs	—	—	—	—	—	2,239	—	2,239
Income tax expense	—	—	—	—	—	525	—	525
Impairment of consolidated real estate	19,700	—	121,331	141,031	1,230	—	—	142,261
Impairment of unconsolidated real estate	—	—	—	—	306,400	—	—	306,400
Net (gain) loss on disposition of full or partial interests in rental properties	(14,391)	—	—	(14,391)	324	—	—	(14,067)
Organizational transformation and termination benefits	—	—	—	—	—	8,092	—	8,092
Adjusted EBITDA Attributable to Forest City Realty Trust, Inc.	$69,050	$50,451	$39,458	$158,959	$(4,593)	$(5,727)	$—	$148,639

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Nine Months Ended September 30, 2017	Office	Apartments	Retail	Total Operations	Development	Corporate	Other	Total
Net earnings (loss) attributable to Forest City Realty Trust, Inc.	$120,967	$154,712	$70,411	$346,090	$(61,492)	$(181,474)	$—	$103,124
Depreciation and amortization	100,039	67,439	50,294	217,772	19,260	1,959	—	238,991
Interest expense	—	—	—	—	—	147,524	—	147,524
Amortization of mortgage procurement costs	—	—	—	—	—	5,548	—	5,548
Income tax expense	—	—	—	—	—	5,009	—	5,009
Impairment of consolidated real estate	—		—	—	44,288	—	—	44,288
Impairment of unconsolidated real estate	—	—	10,600	10,600	—	—	—	10,600
Loss on extinguishment of debt	—	—	—	—	—	4,468	—	4,468
Net (gain) loss on disposition of full or partial interests in rental properties	(2,589)	(3,746)	(5,145)	(11,480)	—	—		(11,480)
Gain on disposition of unconsolidated entities	—	(71,835)	(8,183)	(80,018)	—	—	—	(80,018)
Organizational transformation and termination benefits	—	—	—	—	—	14,021	—	14,021
Adjusted EBITDA Attributable to Forest City Realty Trust, Inc.	$218,417	$146,570	$117,977	$482,964	$2,056	$(2,945)	$—	$482,075

Nine Months Ended September 30, 2016	Office	Apartments	Retail	Total Operations	Development	Corporate	Other	Total
Net earnings (loss) attributable to Forest City Realty Trust, Inc.	$102,549	$76,355	$(40,430)	$138,474	$(190,377)	$(330,512)	$222,188	$(160,227)
Depreciation and amortization	102,583	69,458	58,144	230,185	7,413	930	302	238,830
Interest expense	—	—	—	—	—	168,023	—	168,023
Amortization of mortgage procurement costs	—	—	—	—	—	6,676	—	6,676
Income tax expense	—	—	—	—	—	83,539	—	83,539
Impairment of consolidated real estate	19,700	2,100	133,795	155,595	1,230	—	—	156,825
Impairment of unconsolidated real estate	—	—	—	—	306,400	—	—	306,400
Loss on extinguishment of debt	—	—	—	—	—	29,933	—	29,933
Net (gain) loss on disposition of interest in development project	—	—	—	—	(136,687)	—	—	(136,687)
Net (gain) loss on disposition of full or partial interests in rental properties	(13,782)	—	(14,550)	(28,332)	324	—	(141,675)	(169,683)
Gain on disposition of unconsolidated entities	—	—	(12,613)	(12,613)	—	—	—	(12,613)
Organizational transformation and termination benefits	—	—	—	—	—	22,493	—	22,493
Discontinued operations:
Depreciation and Amortization - Real Estate	—	—	—	—	—	—	35	35
Loss on disposition of rental properties	—	—	—	—	—	—	56,481	56,481
Net gain on disposition of partial interest in other investment - Nets	—	—	—	—	—	—	(136,247)	(136,247)
Nets pre-tax EBITDA	—	—	—	—	—	—	1,400	1,400
Adjusted EBITDA Attributable to Forest City Realty Trust, Inc.	$211,050	$147,913	$124,346	$483,309	$(11,697)	$(18,918)	$2,484	$455,178

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
RESULTS OF OPERATIONS
Corporate Description
We principally engage in the operation, development, management and acquisition of office, apartment and retail real estate and land throughout the United States. We have approximately $8.1 billion of consolidated assets in 20 states and the District of Columbia at September 30, 2017. Our core markets include Boston, Chicago, Dallas, Denver, Los Angeles, Philadelphia, and the greater metropolitan areas of New York City, San Francisco and Washington D.C. We have regional offices in Boston, Dallas, Denver, Los Angeles, New York City, San Francisco, Washington, D.C., and our corporate headquarters in Cleveland, Ohio.
Company Milestones
Significant milestones achieved during the third quarter of 2017 include:

•
Commenced a process for the Board of Directors, together with management and in consultation with financial and legal advisors, to consider a broad range of alternatives to enhance stockholder value, including, but not limited to, an accelerated and enhanced operating plan, structural alternatives for the Company’s assets, and potential merger, acquisition or sale transactions (there can be no assurance that this review will result in a strategic change or any transaction being announced or agreed upon);

•
Signed definitive agreements with QIC on 10 regional malls in which QIC has agreed to acquire our ownership interest. The overall transaction values the 10 regional malls at approximately $1.55 billion at our share;

•
Signed definitive agreements with Madison International for the disposition of our ownership interest in a 2.1 million square foot, 12-asset retail portfolio located throughout Manhattan, Brooklyn, Queens, the Bronx, Staten Island and Northern New Jersey, for a gross value of approximately $450,000,000 at our share;

•	Declared and paid a $0.14 per share cash dividend on our common stock for the third quarter of 2017, representing an increase of $0.05 per share (55%) from the second quarter of 2017;

•	Property openings (including phased openings):

◦	Axis, an apartment community in Los Angeles, California;

◦	38 Sixth Avenue, an apartment community in Brooklyn, New York;

◦	VYV, an apartment community in Jersey City, New Jersey;

◦	Eliot on 4th, an apartment community in Washington, D.C.; and

◦	The Yards - District Winery, a retail property in Washington, D.C.

•
Completed the sale of eight of our federally assisted housing (“FAH”) apartment communities, consisting of 1,484 units. These dispositions resulted in net cash proceeds of $3,491,000. With the third quarter of 2017 sales, year to date 2017 FAH sales total thirty apartment communities, consisting of 5,459 units, and have generated $57,013,000 of net cash proceeds;

•	Completed the sale of Post Office Plaza, an office building in Cleveland, Ohio. The sale generated net cash proceeds of $1,224,000; and

•
Assigned and transferred our ownership interest in 500 Sterling Place, a previously 100% owned apartment community in Brooklyn, New York, for 686,865 Class A Common Units from Bruce C. Ratner and certain entities affiliated with him.

In addition, subsequent to September 30, 2017, we achieved the following significant milestones:

•
Completed the sale of Shops at Northfield at Stapleton in Denver, Colorado, the first of 10 regional malls to be sold to QIC. The disposition generated net cash proceeds of approximately $50,019,000 and a note receivable of $36,935,000 which matures in 2019; and

•	Paid off the maturing $61,000,000 nonrecourse mortgage which encumbered Eleven MetroTech Center, an office building in Brooklyn, New York, using cash on hand.

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

Reconciliation of Earnings (Loss) Before Income Taxes (GAAP) to Net Operating Income (non-GAAP) (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Earnings (loss) before income taxes (GAAP)	$13,051	$(443,121)	$102,968	$(455,480)
(Earnings) loss from unconsolidated entities	(26,523)	299,967	(95,016)	268,267
Earnings (loss) before income taxes and earnings from unconsolidated entities	(13,472)	(143,154)	7,952	(187,213)
Land sales	(21,786)	(10,325)	(45,308)	(22,479)
Cost of land sales	13,301	3,148	22,996	5,190
Other land development revenues	(1,781)	(2,636)	(4,748)	(6,780)
Other land development expenses	2,977	1,993	7,575	6,738
Corporate general and administrative expenses	16,480	17,917	46,081	51,779
Organizational transformation and termination benefits	2,633	8,092	14,021	22,493
Depreciation and amortization	60,194	62,892	189,496	188,521
Write-offs of abandoned development projects and demolition costs	—	10,058	1,596	10,058
Impairment of real estate	44,288	142,261	44,288	156,825
Interest and other income	(20,361)	(11,980)	(40,529)	(32,665)
Interest expense	31,597	34,060	88,473	101,130
Amortization of mortgage procurement costs	1,338	1,314	4,067	4,395
Loss on extinguishment of debt	—	—	2,843	29,084
NOI related to unconsolidated entities (1)	51,738	53,259	160,467	164,757
NOI related to noncontrolling interest (2)	(10,583)	(9,862)	(30,737)	(27,384)
NOI related to discontinued operations (3)	—	—	—	1,198
Net Operating Income (Non-GAAP)	$156,563	$157,037	$468,533	$465,647

(1) NOI related to unconsolidated entities:
Equity in earnings (GAAP)	$8,295	$6,433	$23,834	$25,520
Exclude non-NOI activity from unconsolidated entities:
Land and non-rental activity, net	(4,001)	(478)	(5,580)	(3,149)
Interest and other income	(2,117)	(592)	(4,093)	(1,347)
Write offs of abandoned development projects and demolition costs	1,179	—	1,926	—
Depreciation and amortization	24,558	23,642	71,585	68,785
Interest expense and extinguishment of debt	23,824	24,254	72,795	74,948
NOI related to unconsolidated entities	$51,738	$53,259	$160,467	$164,757

(2) NOI related to noncontrolling interest:
Earnings from continuing operations attributable to noncontrolling interests (GAAP)	$(7,037)	$(1,282)	$(8,487)	$(5,163)
Exclude non-NOI activity from noncontrolling interests:
Land and non-rental activity, net	3,565	911	4,943	1,973
Interest and other income	514	382	1,486	1,151
Depreciation and amortization	(6,432)	(5,967)	(20,609)	(16,216)
Interest expense and extinguishment of debt	(4,585)	(3,906)	(12,119)	(8,944)
Gain (loss) on disposition of full or partial interests in rental properties and interest in unconsolidated entities	3,392	—	4,049	(185)
NOI related to noncontrolling interest	$(10,583)	$(9,862)	$(30,737)	$(27,384)

(3) NOI related to discontinued operations:
Operating loss from discontinued operations, net of tax (GAAP)	$—	$—	$—	$(1,126)
Less loss from discontinued operations attributable to noncontrolling interests	—	—	—	776
Exclude non-NOI activity from discontinued operations (net of noncontrolling interest):
Depreciation and amortization	—	—	—	56
Interest expense	—	—	—	1,738
Income tax benefit	—	—	—	(246)
NOI related to discontinued operations	$—	$—	$—	$1,198

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
The following is a reconciliation of comparable NOI to total NOI.

	Net Operating Income (in thousands)
	Three Months Ended September 30, 2017			Three Months Ended September 30, 2016			Comparable
	Comparable	Non-Comparable	Total	Comparable	Non-Comparable	Total	NOI % Change
Office	$64,783	$2,099	$66,882	$62,090	$4,187	$66,277	4.3%
Apartments	46,693	531	47,224	44,485	439	44,924	5.0%
Retail	37,076	2,622	39,698	36,971	3,220	40,191	0.3%
Product Type NOI	$148,552	$5,252	$153,804	$143,546	$7,846	$151,392
Federally Assisted Housing	—	1,532	1,532	—	4,622	4,622
Other NOI (1):
Straight-line rent adjustments	—	2,133	2,133	—	2,441	2,441
Other Operations	—	(165)	(165)	—	550	550
	148,552	8,752	157,304	143,546	15,459	159,005	3.5%
Recently-Opened Properties/Redevelopment	—	2,803	2,803	—	1,523	1,523
Development Segment (2)	—	(3,544)	(3,544)	—	(3,491)	(3,491)
Grand Total	$148,552	$8,011	$156,563	$143,546	$13,491	$157,037	3.5%

	Nine Months Ended September 30, 2017			Nine Months Ended September 30, 2016			Comparable
	Comparable	Non-Comparable	Total	Comparable	Non-Comparable	Total	NOI % Change
Office	$195,654	$13,753	$209,407	$192,262	$14,143	$206,405	1.8%
Apartments	138,678	1,448	140,126	135,597	(115)	135,482	2.3%
Retail	111,420	7,239	118,659	111,900	11,193	123,093	(0.4)%
Product Type NOI	$445,752	$22,440	$468,192	$439,759	$25,221	$464,980
Federally Assisted Housing	—	9,813	9,813	—	14,961	14,961
Other NOI (1):
Straight-line rent adjustments	—	8,776	8,776	—	7,421	7,421
Other Operations	—	(3,140)	(3,140)	—	(3,898)	(3,898)
	445,752	37,889	483,641	439,759	43,705	483,464	1.4%
Recently-Opened Properties/Redevelopment	—	1,739	1,739	—	2,405	2,405
Development Segment (2)	—	(16,847)	(16,847)	—	(22,724)	(22,724)
Other Segment	—	—	—	—	2,502	2,502
Grand Total	$445,752	$22,781	$468,533	$439,759	$25,888	$465,647	1.4%

(1)	Includes straight-line rent adjustments, participation payments as a result of refinancing transactions on our properties and management and service company overhead, net of service fee revenue.

(2)	Includes straight-line adjustments, non-capitalizable development overhead and other costs on our development projects.

Percentage of NOI by Product Type (dollars in thousands)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017		2016		2017		2016
	NOI	% of Total	NOI	% of Total	NOI	% of Total	NOI	% of Total
Office Segment	$66,882	43.5%	$66,277	43.8%	$209,407	44.7%	$206,405	44.4%
Apartment Segment	47,224	30.7%	44,924	29.7%	140,126	29.9%	135,482	29.1%
Retail Segment	39,698	25.8%	40,191	26.5%	118,659	25.4%	123,093	26.5%
Total Product Type NOI	$153,804		$151,392		$468,192		$464,980

Core Market NOI
(dollars in thousands)

Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016

Product Type NOI	$468,192	Product Type NOI	$464,980
Federally Assisted Housing	9,813	Federally Assisted Housing	14,961
Other NOI (3):		Other NOI (3):
Straight-line rent adjustments	8,776	Straight-line rent adjustments	7,421
Other Operations	(3,140)	Other Operations	(3,898)
	5,636		3,523
Recently-Opened Properties/Redevelopment	1,739	Recently-Opened Properties/Redevelopment	2,405
Development Segment (4)	(16,847)	Development Segment (4)	(22,724)
Other Segment	—	Other Segment	2,502
Grand Total NOI	$468,533	Grand Total NOI	$465,647

(1)	Includes Richmond, Virginia.

(2)	Represents Regional Malls located in Non-Core Markets. Regional Malls located in Core Markets are included in their applicable Core Markets.

(3)	Includes straight-line rent adjustments, participation payments as a result of refinancing transactions on our properties and management and service company overhead, net of service fee revenues.

(4)	Includes straight-line adjustments, non-capitalizable development overhead and other costs on our development projects.

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
The table below reconciles net earnings, the most comparable GAAP measure, to FFO, a non-GAAP measure.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Net earnings (loss) attributable to Forest City Realty Trust, Inc. (GAAP)	$5,454	$(430,861)	$103,124	$(160,227)
Depreciation and Amortization—real estate (2)	77,164	78,880	236,913	236,530
Gain on disposition of full or partial interests in rental properties	(25,180)	(14,067)	(91,498)	(125,815)
Impairment of depreciable rental properties	54,888	141,031	54,888	155,595
Income tax expense adjustment — current and deferred (3):
Gain on disposition of full or partial interests in rental properties	232	—	4,874	55,272
FFO attributable to Forest City Realty Trust, Inc. (Non-GAAP)	$112,558	$(225,017)	$308,301	$161,355

FFO Per Share - Diluted
Numerator (in thousands):
FFO attributable to Forest City Realty Trust, Inc.	$112,558	$(225,017)	$308,301	$161,355
If-Converted Method (adjustments for interest):
4.250% Notes due 2018	778	—	2,334	—
3.625% Notes due 2020	363	—	1,088	—
FFO for per share data	$113,699	$(225,017)	$311,723	$161,355
Denominator:
Weighted average shares outstanding—Basic	265,260,403	258,713,429	261,566,151	258,437,586
Effect of stock options, restricted stock and performance shares	1,735,881	—	1,458,634	1,221,719
Effect of convertible debt	5,153,214	—	5,153,242	—
Effect of convertible 2006 Class A Common Units	1,566,465	—	1,757,072	1,940,788
Weighted average shares outstanding - Diluted (1)	273,715,963	258,713,429	269,935,099	261,600,093
FFO Per Share - Diluted	$0.42	$(0.87)	$1.15	$0.62

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

(2)	The following table provides detail of depreciation and amortization:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Full Consolidation	$60,194	$62,892	$189,496	$188,521
Non-Real Estate	(687)	(762)	(2,078)	(2,335)
Real Estate Full Consolidation	59,507	62,130	187,418	186,186
Real Estate related to noncontrolling interest	(6,079)	(5,889)	(19,628)	(15,679)
Real Estate Unconsolidated	23,736	22,639	69,123	65,988
Real Estate Discontinued Operations	—	—	—	35
Real Estate at Company share	$77,164	$78,880	$236,913	$236,530

(3)	The following table provides detail of income tax expense (benefit):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Income tax expense on FFO
Operating Earnings:
Current taxes	$72	$525	$135	$4,245
Deferred taxes	—	—	—	24,022
Total income tax expense on FFO	72	525	135	28,267

Income tax expense (benefit) on non-FFO
Disposition of full or partial interests in rental properties:
Current taxes	$232	$—	$4,874	$(4,351)
Deferred taxes	—	—	—	59,623
Total income tax expense on non-FFO	232	—	4,874	55,272
Grand Total	$304	$525	$5,009	$83,539

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
The table below reconciles FFO to Operating FFO.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
FFO attributable to Forest City Realty Trust, Inc.	$112,558	$(225,017)	$308,301	$161,355
Impairment of non-depreciable real estate	—	307,630	—	307,630
Write-offs of abandoned development projects and demolition costs	1,179	10,058	3,522	10,058
Tax credit income	(3,916)	(3,081)	(9,128)	(9,025)
Loss on extinguishment of debt	—	—	4,468	29,933
Change in fair market value of nondesignated hedges	416	(42)	(1,387)	1,944
Net gain on disposition of interest in development project	—	—	—	(136,687)
Net gain on disposition of partial interest in other investment - Nets	—	—	—	(136,247)
Straight-line rent adjustments	(2,797)	(2,758)	(9,732)	(7,969)
Organizational transformation and termination benefits	2,633	8,092	14,021	22,493
Nets pre-tax FFO	—	—	—	1,400
Income tax expense on FFO	72	525	135	28,267
Operating FFO attributable to Forest City Realty Trust, Inc.	$110,145	$95,407	$310,200	$273,152

If-Converted Method (adjustments for interest) (in thousands):
4.250% Notes due 2018	778	778	2,334	3,028
3.625% Notes due 2020	363	363	1,088	1,643
Operating FFO attributable to Forest City Realty Trust, Inc. (If-Converted)	$111,286	$96,548	$313,622	$277,823

Weighted average shares outstanding—Basic	265,260,403	258,713,429	261,566,151	258,437,586
Effect of stock options, restricted stock and performance shares	1,735,881	1,185,240	1,458,634	1,221,719
Effect of convertible debt	5,153,214	5,031,753	5,153,242	6,873,490
Effect of convertible 2006 Class A Common Units	1,566,465	1,940,788	1,757,072	1,940,788
Weighted average shares outstanding - Diluted	273,715,963	266,871,210	269,935,099	268,473,583
Operating FFO per share - Diluted	$0.41	$0.36	$1.16	$1.03

Operations

Office and Retail
Comparable leased occupancy is 96.8% and 93.8% for office and retail, respectively, as of September 30, 2017 compared with 96.9% and 94.9%, respectively, as of September 30, 2016. Leased occupancy percentage is calculated by dividing the sum of the total tenant occupied space under the lease and vacant space under lease by total gross leasable area (“GLA”). Retail and office occupancy as of September 30, 2017 and 2016 represents leased occupancy at the end of the quarter. Occupancy data includes leases with original terms of one year or less. Comparable occupancy relates to stabilized properties opened and operated in both the three months ended September 30, 2017 and 2016.
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

	Same-Space Leases					Other New Leases
Quarter	Number of Leases Signed	GLA Signed	Contractual Rent Per SF (1)	Expired Rent Per SF (1)	Cash Basis % Change over Prior Rent	Number of Leases Signed	GLA Signed	Contractual Rent Per SF (1)	Total GLA Signed
Q4 2016	12	88,740	$20.36	$21.46	(5.1)%	3	3,549	$25.27	92,289
Q1 2017	15	148,260	$62.17	$51.85	19.9%	5	13,128	$25.04	161,388
Q2 2017	20	290,759	$64.60	$57.69	12.0%	5	27,326	$42.07	318,085
Q3 2017	7	53,516	$35.23	$31.42	12.1%	2	6,209	$18.34	59,725
Total	54	581,275	$54.52	$48.22	13.1%	15	50,212	$33.50	631,487

Retail Centers
The following tables represent those new leases and GLA signed and rent per square foot (“SF”) on the same space in which there was a former tenant and existing tenant renewals.
Regional Malls

Quarter	Number of Leases Signed	GLA Signed	Contractual Rent Per SF (1)	Expired Rent Per SF (1)	Cash Basis % Change over Prior Rent
Q4 2016	14	53,130	$153.75	$137.47	11.8%
Q1 2017	12	36,475	$140.81	$110.97	26.9%
Q2 2017	22	70,685	$69.77	$58.09	20.1%
Q3 2017	17	33,986	$100.22	$87.42	14.6%
Total	65	194,276	$111.40	$94.86	17.4%

(1)
Office and Retail contractual rent per square foot includes base rent and fixed additional charges for common area maintenance and real estate taxes as of rental commencement. Retail contractual rent per square foot also includes fixed additional marketing/promotional charges. For all expiring leases, contractual rent per square foot includes any applicable escalations.

Apartments
Comparable economic occupancy for Apartments is 94.1% and 94.3% for the nine months ended September 30, 2017 and 2016, respectively. Economic apartment occupancy is calculated by dividing gross potential rent (“GPR”) less vacancy by GPR. GPR is calculated based on actual rents per lease agreements for occupied apartment units and at market rents for vacant apartment units. Market rental rates are determined using a variety of factors which include availability of specific apartment unit types (one bedroom, two bedroom, etc.), seasonality factors and rents offered by competitive properties for similar apartment types in the same geographic market. Comparable economic occupancy relates to stabilized properties that operated in both the nine months ended September 30, 2017 and 2016.
The following tables present leasing information of our apartment communities. Prior period amounts may differ from data as reported in previous quarters since the properties that qualify as comparable change from period to period.
Quarterly Comparison

		Monthly Average Apartment Rental Rates (2)			Economic Apartment Occupancy
Comparable Apartment	Leasable Units	Three Months Ended September 30,			Three Months Ended September 30,
Communities (1)	at Company % (3)	2017	2016	% Change	2017	2016	% Change
Core Markets	8,735	$2,035	$2,007	1.4%	94.3%	94.3%	0.0%
Non-Core Markets	7,954	$1,013	$992	2.1%	93.5%	93.4%	0.1%
Total Comparable Apartments	16,689	$1,548	$1,522	1.7%	94.1%	94.0%	0.1%

Year-to-Date Comparison

		Monthly Average Apartment Rental Rates (2)			Economic Apartment Occupancy
Comparable Apartment	Leasable Units	Nine Months Ended September 30,			Nine Months Ended September 30,
Communities (1)	at Company % (3)	2017	2016	% Change	2017	2016	% Change
Core Markets	8,735	$2,016	$1,992	1.2%	94.6%	95.0%	(0.4)%
Non-Core Markets	7,954	$1,002	$981	2.1%	92.9%	92.8%	0.1%
Total Comparable Apartments	16,689	$1,532	$1,509	1.5%	94.1%	94.3%	(0.2)%

Sequential Comparison

		Monthly Average Apartment Rental Rates (2)			Economic Apartment Occupancy
		Three Months Ended			Three Months Ended
Comparable Apartment	Leasable Units	September 30,	June 30,		September 30,	June 30,
Communities (1)	at Company % (3)	2017	2017	% Change	2017	2017	% Change
Core Markets	8,735	$2,035	$2,013	1.1%	94.3%	95.2%	(0.9)%
Non-Core Markets	7,954	$1,013	$999	1.4%	93.5%	93.5%	0.0%
Total Comparable Apartments	16,689	$1,548	$1,530	1.2%	94.1%	94.7%	(0.6)%

(1)
Includes stabilized apartment communities completely opened and operated in the periods presented. These apartment communities include units leased at affordable apartment rates which provide a discount from average market rental rates. For the three months ended September 30, 2017, 15.2% of leasable units in core markets and 4.9% of leasable units in non-core markets were affordable housing units. Excludes limited-distribution federally assisted housing units.

(2)	Represents GPR less concessions.

(3)	Leasable units represent our share of comparable leasable units at the apartment community.

Segment Operating Results - Quarterly Comparison
The following tables present revenues, operating expenses and equity in earnings by segment for the three months ended September 30, 2017 compared with the three months ended September 30, 2016. Other results of operations are discussed on a consolidated basis. All amounts in the following tables are presented in thousands.

	Office	Apartments	Retail	Total Operations	Development	Total
Revenues for the three months ended September 30, 2016	$116,787	$74,170	$20,496	$211,453	$26,077	$237,530
Increase (decrease) due to:
Comparable portfolio	(2,147)	1,088	(457)	(1,516)	—	(1,516)
Non-comparable properties (1)	(1,391)	630	(94)	(855)	7,128	6,273
Change in consolidation method due to partial sale or acquisition	—	—	(3,080)	(3,080)	—	(3,080)
Recently disposed properties	(7,946)	(2,342)	79	(10,209)	—	(10,209)
Land sales	—	—	—	—	11,461	11,461
Other	2,862	(1,460)	(2,935)	(1,533)	(5,382)	(6,915)
Revenues for the three months ended September 30, 2017	$108,165	$72,086	$14,009	$194,260	$39,284	$233,544

	Office	Apartments	Retail	Total Operations	Development	Corporate	Total
Operating expenses for the three months ended September 30, 2016	$48,486	$33,415	$14,812	$96,713	$19,357	$26,009	$142,079
Increase (decrease) due to:
Comparable portfolio	(4,302)	(1,505)	7	(5,800)	—	—	(5,800)
Non-comparable properties (1)	(201)	195	(228)	(234)	1,775	—	1,541
Change in consolidation method due to partial sale or acquisition	—	—	(1,327)	(1,327)	—	—	(1,327)
Recently disposed properties	(5,492)	(598)	(239)	(6,329)	—	—	(6,329)
Land cost of sales	—	—	—	—	10,153	—	10,153
Organizational transformation and termination benefits	—	—	—	—	—	(5,459)	(5,459)
Development, management, corporate and other	2,613	(633)	(3,493)	(1,513)	(1,948)	(1,437)	(4,898)
Operating expenses for the three months ended September 30, 2017	$41,104	$30,874	$9,532	$81,510	$29,337	$19,113	$129,960

	Office	Apartments	Retail	Total Operations	Development	Corporate	Total
Equity in earnings (loss) for the three months ended September 30, 2016	$2,285	$9,453	$20,142	$31,880	$(781)	$(24,666)	$6,433
Increase (decrease) due to:
Comparable portfolio	1,620	(775)	(224)	621	—	—	621
Non-comparable properties (1)	1,272	—	—	1,272	(2,663)	—	(1,391)
Recently disposed equity method properties	—	729	29	758	—	—	758
Change in consolidation method due to partial sale or acquisition	—	—	606	606	—	—	606
Land	—	—	—	—	(372)	—	(372)
Subsidized senior housing	—	48	—	48	—	—	48
Other	(38)	335	(42)	255	784	553	1,592
Equity in earnings (loss) for the three months ended September 30, 2017	$5,139	$9,790	$20,511	$35,440	$(3,032)	$(24,113)	$8,295

(1)
The following table presents the increases (decreases) in revenues, operating expenses and equity in earnings (loss) for properties in lease-up or recently stabilized but not comparable and other consolidated non-comparable properties:

		Three Months Ended September 30, 2017 vs. 2016
Property	Quarter Opened	Revenues	Operating Expenses	Equity in Earnings (Loss)
Operations
Office:
Properties recently stabilized:
300 Massachusetts Ave	Q1-16	$—	$—	$1,272
Non-comparable property:
26 Landsdowne Street (1)		(1,391)	(201)	—
Total Office		$(1,391)	$(201)	$1,272

Apartments:
Properties recently stabilized:
Aster Town Center North	Q4-15/Q1-16	$630	$195	$—
Total Apartments		$630	$195	$—

Retail:
Non-comparable property:
Boulevard Mall (2)		$(94)	$(228)	$—
Total Retail		$(94)	$(228)	$—

Development
Properties in lease-up:
1812 Ashland Ave	Q2-16	$(241)	$136	$—
535 Carlton	Q1-17/Q2-17	—	—	(269)
461 Dean Street	Q3-16/Q1-17	1,120	(199)	—
38 Sixth Ave	Q3-17/Q4-17	—	—	(182)
Axis	Q3-17/Q2-18	21	604	—
Blossom Plaza	Q2-16	1,088	205	—
Eliot on 4th	Q1-17/Q3-17	537	685	—
Kapolei Lofts	Q3-15/Q3-16	942	(43)	—
NorthxNorthwest	Q4-16/Q1-17	287	261	—
The Bixby	Q3-16/Q2-17	—	—	167
The Bridge at Cornell Tech	Q2-17	2,525	611	—
The Yards - Arris	Q1-16	1,325	(219)	—
The Yards - District Winery	Q3-17	129	—	—
VYV	Q3-17	—	—	(366)
Non-comparable property:
Ballston Quarter (3)		—	(15)	(872)
Transfers from development (2016) to operations (2017):
300 Massachusetts Ave	Q1-16	—	—	(1,141)
Aster Town Center North	Q4-15/Q1-16	(605)	(251)	—
Total Development		$7,128	$1,775	$(2,663)

(1)	26 Landsdowne Street, an office building in Cambridge, Massachusetts, is classified as a non-comparable property due to its planned redevelopment, which began in Q3 2017.

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

Office
The decreases in revenues and operating expenses related to recent disposals are primarily due to the sale of Illinois Science & Technology Park, office buildings in Skokie, Illinois (Q1-2017), and Terminal Tower (Q3-2016) and Post Office Plaza (Q3-2017), office buildings in Cleveland, Ohio.
Apartments
The decreases in revenues and operating expenses related to recent disposals are primarily due to the sale of Grand Lowry Lofts, an apartment community in Denver, Colorado (Q4-2016), and 500 Sterling Place, an apartment community in Brooklyn, New York (Q3-2017).
Retail
The decreases in revenues and operating expenses along with the increase in equity in earnings related to the change in consolidation method are due to the change from full consolidation to equity method accounting upon the formation of a joint venture with an outside partner for Shops at Wiregrass, a regional mall in Tampa, Florida (Q4-2016).
Development
The decrease in other revenues relates to a $5,500,000 development fee related to the redevelopment project of Ballston Quarter, a regional mall in Arlington, Virginia, recognized in 2016 upon achievement of certain milestones on the project. The decrease in operating expenses related to the development management and service functions is primarily due to reduced overhead costs as a result of our recent reorganization.
Corporate
The decrease in organizational transformation and termination benefits is a result of the transactional nature of these project costs and workplace reduction events. See additional information on termination benefits in the following Segment Operating Results - Year to Date Comparison discussion.
The decrease in other operating expenses is primarily due to general and administrative overhead reduction. The equity in earnings (loss) reported in the Corporate segment relates solely to interest expense on our equity method investments, as all interest expense is reported in the Corporate segment.

Segment Operating Results - Year-to-Date Comparison
The following tables present revenues, operating expenses and equity in earnings by segment for the nine months ended September 30, 2017 compared with the nine months ended September 30, 2016. Other results of operations are discussed on a consolidated basis. All amounts in the following tables are presented in thousands.

	Office	Apartments	Retail	Total Operations	Development	Other	Total
Revenues for the nine months ended September 30, 2016	$352,960	$219,211	$61,622	$633,793	$52,445	$3,518	$689,756
Increase (decrease) due to:
Comparable portfolio	8,276	2,577	808	11,661	—	—	11,661
Non-comparable properties (1)	(996)	1,835	(1,070)	(231)	16,169	—	15,938
Change in consolidation method due to partial sale or acquisition	—	—	(13,314)	(13,314)	—	—	(13,314)
Recently disposed properties	(22,244)	(3,512)	(4,617)	(30,373)	—	(3,518)	(33,891)
Land sales	—	—	—	—	22,829	—	22,829
Other	1,091	(3,613)	374	(2,148)	(4,839)	—	(6,987)
Revenues for the nine months ended September 30, 2017	$339,087	$216,498	$43,803	$599,388	$86,604	$—	$685,992

	Office	Apartments	Retail	Total Operations	Development	Corporate	Other	Total
Operating expenses for the nine months ended September 30, 2016	$142,835	$102,327	$40,877	$286,039	$56,580	$74,272	$2,730	$419,621
Increase (decrease) due to:
Comparable portfolio	474	(608)	429	295	—	—	—	295
Non-comparable properties (1)	(365)	594	(404)	(175)	5,292	—	—	5,117
Change in consolidation method due to partial sale or acquisition	—	—	(5,384)	(5,384)	—	—	—	(5,384)
Recently disposed properties	(14,226)	(2,022)	(5,100)	(21,348)	—	—	(2,730)	(24,078)
Land cost of sales	—	—	—	—	17,806	—	—	17,806
Organizational transformation and termination benefits	—	—	—	—	—	(8,472)	—	(8,472)
Development, management, corporate and other	(100)	(3,323)	464	(2,959)	(8,442)	(5,698)	—	(17,099)
Operating expenses for the nine months ended September 30, 2017	$128,618	$96,968	$30,882	$256,468	$71,236	$60,102	$—	$387,806

	Office	Apartments	Retail	Total Operations	Development	Corporate	Other	Total
Equity in earnings (loss) for the nine months ended September 30, 2016	$5,948	$30,279	$63,074	$99,301	$2,295	$(76,398)	$322	$25,520
Increase (decrease) due to:
Comparable portfolio	1,939	(149)	(754)	1,036	—	—	—	1,036
Non-comparable properties (1)	3,669	—	—	3,669	(8,059)	—	—	(4,390)
Recently disposed equity method properties	—	151	(1,086)	(935)	—	—	(322)	(1,257)
Change in consolidation method due to partial sale or acquisition	—	—	2,559	2,559	—	—	—	2,559
Land	—	—	—	—	(2,761)	—	—	(2,761)
Subsidized senior housing	—	362	—	362	—	—	—	362
Other	881	110	(628)	363	(1,248)	3,650	—	2,765
Equity in earnings (loss) for the nine months ended September 30, 2017	$12,437	$30,753	$63,165	$106,355	$(9,773)	$(72,748)	$—	$23,834

(1)
The following table presents the increases (decreases) in revenues, operating expenses and equity in earnings (loss) for properties in lease-up or recently stabilized but not comparable and other consolidated non-comparable properties:

		Nine Months Ended September 30, 2017 vs. 2016
Property	Quarter Opened	Revenues	Operating Expenses	Equity in Earnings (Loss)
Operations
Office:
Properties recently stabilized:
300 Massachusetts Ave	Q1-16	$—	$—	$3,669
Non-comparable property:
26 Landsdowne Street (1)		(996)	(365)	—
Total Office		$(996)	$(365)	$3,669

Apartments:
Properties recently stabilized:
Aster Town Center North	Q4-15/Q1-16	$1,835	$594	$—
Total Apartments		$1,835	$594	$—

Retail:
Non-comparable property:
Boulevard Mall (2)		$(1,070)	$(404)	$—
Total Retail		$(1,070)	$(404)	$—

Development
Properties in lease-up:
1812 Ashland Ave	Q2-16	$2,311	$885	$—
535 Carlton	Q1-17/Q2-17	—	—	(928)
461 Dean Street	Q3-16/Q1-17	1,906	973	—
38 Sixth Ave	Q3-17/Q4-17	—	—	(362)
Axis	Q3-17/Q2-18	21	818	—
Blossom Plaza	Q2-16	3,184	1,273	—
Eliot on 4th	Q1-17/Q3-17	594	1,497	—
Kapolei Lofts	Q3-15/Q3-16	3,250	259	—
NorthxNorthwest	Q4-16/Q1-17	596	896	—
The Bixby	Q3-16/Q2-17	—	—	(24)
The Bridge at Cornell Tech	Q2-17	2,525	498	—
The Yards - Arris	Q1-16	4,865	(57)	—
The Yards - District Winery	Q3-17	129	—	—
VYV	Q3-17	—	—	(381)
Non-comparable property:
Ballston Quarter (3)		(1,950)	(1,077)	(3,457)
Transfers from development (2016) to operations (2017):
300 Massachusetts Ave	Q1-16	—	—	(2,907)
Aster Town Center North	Q4-15/Q1-16	(1,262)	(673)	—
Total Development		$16,169	$5,292	$(8,059)

(1)	26 Landsdowne Street, an office building in Cambridge, Massachusetts, is classified as a non-comparable property due to its planned redevelopment, which began in Q3 2017.

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

Office
The decreases in revenues and operating expenses related to recent disposals are primarily due to the sale of Illinois Science & Technology Park, office buildings in Skokie, Illinois (Q1-2017), and Terminal Tower (Q3-2016) and Post Office Plaza (Q3-2017), office buildings in Cleveland, Ohio.

Apartments
The decreases in revenues and operating expenses related to recent disposals are primarily due to the sale of Grand Lowry Lofts, an apartment community in Denver, Colorado (Q4-2016), and 500 Sterling Place, an apartment community in Brooklyn, New York (Q3-2017). The decrease in operating expenses related to property and asset management is primarily due to reduced overhead costs as a result of our recent reorganization, as well as the centralization of certain functions now performed at Corporate and reported as Corporate expenses.
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
Development
The decrease in other revenues relates to a $5,500,000 development fee related to the redevelopment project of Ballston Quarter, a regional mall in Arlington, Virginia, recognized in 2016 upon achievement of certain milestones on the project. The decrease in operating expenses related to the development management and service functions is primarily due to reduced overhead costs as a result of our recent reorganization, as well as the centralization of certain functions now performed at Corporate and reported as Corporate expenses.
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
The decrease in organizational transformation and termination benefits is a result of the transactional nature of these project costs. The following table summarizes the components of organizational transformation and termination benefits:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Termination benefits	$1,764	$2,710	$10,501	$10,273
Shareholder activism costs	869	—	3,520	—
Reorganization costs	—	5,382	—	11,357
REIT conversion costs	—	—	—	863
Total	$2,633	$8,092	$14,021	$22,493
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

Depreciation and Amortization
Depreciation and amortization expense was $60,194,000 and $189,496,000 for the three and nine months ended September 30, 2017, respectively, and $62,892,000 and $188,521,000 for the three and nine months ended September 30, 2016, respectively. The decrease for the three months ended September 30, 2017 is primarily attributable to decreased amortization expense of the fair market value of in-place leases acquired in our June 2015 acquisition of our partner’s equity ownership interest in University Park at MIT, a mixed-use life science office campus in Cambridge, Massachusetts. The increase for the nine months ended September 30, 2017 is primarily attributable to new property openings in 2016 and 2017 offset by the sale of full or partial interest in rental properties in 2016 and 2017.
Impairment of Real Estate and Impairment of Unconsolidated Entities
See Note M – Impairment of Real Estate and Impairment of Unconsolidated Entities in the Notes to Consolidated Financial Statements in Item 1 of this Form 10‑Q for detailed information.
Interest and Other Income
Interest and other income was $20,361,000 and $40,529,000 for the three and nine months ended September 30, 2017, respectively, and $11,980,000 and $32,665,000 for the three and nine months ended September 30, 2016, respectively. The net increase for the three and nine months ended September 30, 2017 compared with the three and nine months ended September 30, 2016 is primarily related to the receipt of a New York State Empire Zone tax credit related to previously paid real estate taxes at Westchester’s Ridge Hill of $7,159,000 during the three months ended September 30, 2017 and an increase in available tax credits resulting in increased income recognition on the allocation of state and federal historic preservation, low income housing and new market tax credits.
Interest Expense
The following table presents interest expense for the three months ended September 30, 2017 compared with the three months ended September 30, 2016 and the nine months ended September 30, 2017 compared with the nine months ended September 30, 2016. All amounts are presented in thousands.

	Three Months Ended	Nine Months Ended
	September 30, 2016 and 2017
Interest expense for the three and nine months ended September 30, 2016	$34,060	$101,130
Increase (decrease) due to:
Comparable operating portfolio	(10,762)	(30,207)
Non-comparable operating portfolio	2,273	5,660
Change in consolidation method due to partial sale or acquisition	(1,024)	(4,335)
Recently disposed properties	(1,223)	(2,407)
Capitalized interest	5,579	17,179
Mark-to-market adjustments on non-designated swaps	445	(3,583)
Corporate recourse debt	2,249	5,036
Interest expense for the three and nine months ended September 30, 2017	$31,597	$88,473
The decrease in interest expense for both periods for the comparable portfolio is primarily due to the paydown of the $640,000,000 nonrecourse mortgage note for the New York Times building (Q4-2016). The decrease in interest expense related to the change in consolidation method is due to the change from full consolidation to equity method accounting upon the formation of a joint venture with an outside partner in Westchester’s Ridge Hill (Q1-2016) and Shops at Wiregrass (Q4-2016). The increase in interest expense related to capitalized interest is due to the decrease in number of projects under construction and development as we completed those projects. The increase in interest expense from corporate recourse debt is due to the borrowing on our Term Loan (Q4-2016) in which those proceeds, along with additional cash on hand, were used to payoff the nonrecourse mortgage note for the New York Times building.
Amortization of Mortgage Procurement Costs
Amortization of mortgage procurement costs was $1,338,000 and $4,067,000 for the three and nine months ended September 30, 2017, respectively, and $1,314,000 and $4,395,000, for the three and nine months ended September 30, 2016, respectively. The decrease for the nine months ended September 30, 2017 as compared to the prior year period is primarily due to our ongoing deleveraging strategy.
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
Discontinued Operations
See Note S – Discontinued Operations in the Notes to Consolidated Financial Statements in Item 1 of this Form 10-Q for detailed information.

Net Earnings Attributable to Forest City Realty Trust, Inc.
Net earnings attributable to Forest City Realty Trust, Inc. for the three months ended September 30, 2017 was $5,454,000 versus net loss of $(430,861,000) for the three months ended September 30, 2016. The variance to the prior year period is primarily attributable to the following fluctuations, which are pre-tax, include unconsolidated investment activity and are net of noncontrolling interests:
Asset Dispositions - $6,944,000

•	$11,113,000 related to increased gains on disposition of full or partial interest in rental properties and unconsolidated investments in 2017 compared to 2016;

•	$(6,432,000) related to a combined fluctuation in revenues and operating expenses at properties in which we disposed of our full or partial interest during 2017 and 2016; and

•	$2,263,000 related to increased land sales in 2017 compared with 2016, primarily at our Stapleton project.
Financing Transactions - $3,572,000

•
$9,600,000 primarily related to a decrease in interest expense on nonrecourse mortgage debt due to the payoff of the $640,000,000 nonrecourse mortgage debt for the New York Times building in Q4 2016 partially offset by interest expense incurred on the Term Loan which we borrowed in full in November 2016 to payoff the mortgage debt on the New York Times building;

•
$(5,579,000) related to an increase in interest expense in 2017 compared with 2016 due to decreased capitalized interest on projects under construction and development as we decreased our construction pipeline; and

•	$(449,000) related to the change in fair market value of certain derivatives not qualifying for hedge accounting between the comparable periods, which was marked to market through interest expense.
Operations - $22,260,000

•
$9,774,000 related to increased interest and other income in 2017 compared to 2016 primarily attributable to the receipt of a New York State Empire Zone tax credit related to Westchester’s Ridge Hill of $7,159,000 in Q3 2017 and an increase in available tax credits resulting in increased income recognition on the allocation of state and federal historic preservation, low income housing and new market tax credits;

•	$5,459,000 related to lower organizational transformation and termination benefits in 2017 compared with 2016;

•
$4,095,000 related to a combined fluctuation in revenues and operating expenses for operations and development properties in lease-up or recently stabilized but not comparable and other non-comparable properties at September 30, 2017; and

•	$2,932,000 related to a combined fluctuation in revenues and operating expenses in our comparable portfolio in 2017 compared to 2016.
Non-Cash Transactions - $402,652,000

•	$393,773,000 related to decreased impairment of real estate in 2017 compared to 2016; and

•	$8,879,000 related to decrease write-offs of abandoned development projects and demolition costs in 2017 compared with 2016.
Income Taxes

•	$221,000 due to decreased income tax expense.

Net earnings attributable to Forest City Realty Trust, Inc. for the nine months ended September 30, 2017 was $103,124,000 versus net loss of $(160,227,000) for the nine months ended September 30, 2016. The variance to the prior year period is primarily attributable to the following fluctuations, which are pre-tax, include unconsolidated investment activity and are net of noncontrolling interests:
Asset Dispositions - $(320,937,000)

•	$(170,564,000) related to decreased gains on disposition of full or partial interest in rental properties and unconsolidated investments in 2017 compared to 2016;

•	$(136,687,000) related to the net gain on disposition of the development site 625 Fulton Avenue in 2016;

•	$(19,537,000) related to a combined fluctuation in revenues and operating expenses at properties in which we disposed of our full or partial interest during 2017 and 2016; and

•	$5,851,000 related to increased land sales in 2017 compared with 2016, primarily at our Stapleton project.
Financing Transactions - $47,902,000

•
$34,071,000 primarily related to decreases in interest expense on nonrecourse mortgage debt due to the payoff of the $640,000,000 nonrecourse mortgage debt for the New York Times building in Q4 2016 and on corporate debt due to separate, privately negotiated exchange transactions involving certain of our Senior Notes due 2016, 2018 and 2020 in 2016. The decreases were offset by interest expense incurred on the Term Loan which we borrowed in full in November 2016 to payoff the mortgage debt on the New York Times building;

•
$25,465,000 related to decreased losses on extinguishment of debt compared with 2016 primarily due to separate, privately negotiated exchange transactions involving a portion of our Senior Notes due 2016, 2018 and 2020 in 2016;

•
$(17,179,000) related to an increase in interest expense in 2017 compared with 2016 due to decreased capitalized interest on projects under construction and development as we decreased our construction pipeline;

•
$3,607,000 related to the change in fair market value of certain derivatives not qualifying for hedge accounting between the comparable periods, which was marked to market through interest expense; and

•	$1,128,000 related to a decrease in amortization of mortgage procurement costs primarily related to our ongoing deleveraging strategy.
Operations - $44,526,000

•
$10,275,000 related to increased interest and other income in 2017 compared to 2016 primarily attributable to the receipt of a New York State Empire Zone tax credit related to Westchester’s Ridge Hill of $7,159,000 in Q3 2017 and an increase in available tax credits resulting in increased income recognition on the allocation of state and federal historic preservation, low income housing and new market tax credits;

•	$9,663,000 related to a combined fluctuation in revenues and operating expenses in our comparable portfolio in 2017 compared to 2016;

•	$9,630,000 primarily related to lower corporate general and administrative expenses and decreased costs in our operations and development management and service entities;

•	$8,472,000 related to lower organizational transformation and termination benefits in 2017 compared with 2016; and

•
$6,486,000 related to a combined fluctuation in revenues and operating expenses for operations and development properties in lease-up or recently stabilized but not comparable and other non-comparable properties at September 30, 2017.

Non-Cash Transactions - $414,873,000

•	$408,337,000 related to decreased impairment of real estate in 2017 compared to 2016; and

•	$6,536,000 related to decreased write-offs of abandoned development projects and demolition costs in 2017 compared with 2016.
Income Taxes

•
$78,530,000 due to decreased income tax expense primarily due to gains on sale of assets owned by our TRS in 2016. The tax expense in 2016 is primarily non-cash as it largely relates to the utilization of the deferred tax asset to offset the taxable gain on the various sales.

Phased Openings and Projects Under Construction
September 30, 2017

In addition to the growth in our operating portfolio through improved NOI at our existing properties, we have used development as a primary source of growth in our real estate operations. The following tables summarize phased openings and projects currently under construction as of September 30, 2017 and properties we have opened during the nine months ended September 30, 2017.

		Anticipated
		Opening	Legal	Consolidated (C)	Cost at	Cost Incurred to Date (b)		No. of		Lease %
	Location	Date	Ownership %	Unconsolidated (U)	Completion (a)	Consolidated	Unconsolidated	Units	GLA	(c)
					(in millions)
2017 Phased Openings
Apartments
Arizona State Retirement System Joint Venture:
Axis	Los Angeles, CA	Q3-17/Q2-18	30%	C	$140.4	$135.6	$0.0	391	15,000	11%
Greenland Joint Venture:
38 Sixth Ave	Brooklyn, NY	Q3-17/Q4-17	30%	U	202.7	0.0	162.2	303	28,000	0%
Pacific Park Parking (d)	Brooklyn, NY	Q1-17/Q1-18	30%	U	46.2	0.0	39.2	—	—
					$248.9	$0.0	$201.4	303	28,000
					$389.3	$135.6	$201.4	694	43,000
Projects Under Construction
Apartments:
Arizona State Retirement System Joint Venture:
Ardan	Dallas, TX	Q1-18/Q2-18	30%	C	$122.1	$75.3	$0.0	389	4,250

Mint Town Center	Denver, CO	Q4-17/Q1-18	95%	C	94.0	77.9	0.0	399	7,000
Ballston Quarter Residential	Arlington, VA	Q3-18/Q1-19	51%	U	181.9	0.0	54.0	406	53,000
The Yards - The Guild (e)	Washington, D.C.	Q1-19	0%	C	94.5	35.6	0.0	191	6,000
Capper 769	Washington, D.C.	Q1-19	25%	U	71.8	0.0	18.2	179	—
					$564.3	$188.8	$72.2	1,564	70,250
Retail:
Ballston Quarter Redevelopment	Arlington, VA	Q3-18	51%	U	86.7	0.0	48.4	—	307,000	42%
Total Projects Under Construction					$651.0	$188.8	$120.6
See footnotes on the following page.

Property Openings
September 30, 2017

	Location	Date Opened	Legal Ownership %	Consolidated (C) Unconsolidated (U)	Cost at Completion (a)	No. of Units	GLA	Lease % (c)
					(in millions)
2017 Property Openings
Office:
The Bridge at Cornell Tech	Roosevelt Island, NY	Q2-17	100%	C	$164.1	—	235,000	50%

Apartments:
VYV	Jersey City, NJ	Q3-17	50%	U	$214.3	421	9,000	8%
Greenland Joint Venture:
550 Vanderbilt (condominiums)	Brooklyn, NY	Q1-17/Q3-17	30%	U	$362.7	278	7,000
535 Carlton	Brooklyn, NY	Q1-17/Q2-17	30%	U	168.1	298	—	51%
					$530.8	576	7,000

461 Dean Street (f)	Brooklyn, NY	Q3-16/Q1-17	100%	C	151.3	363	4,000	90%
The Bixby.	Washington, D.C.	Q3-16/Q2-17	25%	U	59.2	195	—	99%
Arizona State Retirement System Joint Venture:
Eliot on 4th	Washington, D.C.	Q1-17/Q3-17	30%	C	$138.3	365	5,000	54%
NorthxNorthwest	Philadelphia, PA	Q4-16/Q1-17	30%	C	115.0	286	—	41%
					$253.3	651	5,000
					$1,208.9	2,206	25,000
Retail:
The Yards - District Winery	Washington, D.C.	Q3-17	100%	C	$10.6	—	16,150	100%
Total Property Openings					$1,383.6

(a)	Represents estimated project costs to achieve stabilization. Amounts exclude capitalized interest not allocated to the underlying joint venture.

(b)	Represents total capitalized project costs incurred to date, including all capitalized interest related to the development project.

(c)	Lease commitments as of October 26, 2017.

(d)	Expected to include 370 parking spaces.

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

(f)	During the three months ended September 30, 2017, the Company recorded an impairment related to 461 Dean Street of $44.3 million. Costs at completion has been adjusted by this impairment.

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
Strategic Alternatives for our Retail Portfolio
In August 2016, we announced that our Board of Directors authorized a process to review strategic alternatives for a portion of our retail portfolio. Negotiations with two of our existing partners have resulted in the execution of signed definitive agreements with both QIC and Madison International for the disposition of 10 of our regional mall assets and 12 of our specialty retail assets, respectively. We expect the specialty retail and the majority of the 6 regional mall asset transactions to close in the fourth quarter of 2017, with the remaining regional malls expected to close in the first quarter of 2018 pending lender and other third-party approvals. The remaining 4 regional mall assets are expected to close as we secure replacement assets. We expect to dispose of the majority of these retail assets in a tax-deferred manner and redeploy the equity from our retail portfolio into apartment and office assets that align with our focus on primarily core markets and urban, mixed-use placemaking projects, including amenity retail. If we successfully execute on the redeployment strategy, we would expect to generate larger than average proceeds from dispositions and more acquisition activity in the next 36 months than historical results.
In October 2017, we completed the sale of Shops at Northfield at Stapleton in Denver, Colorado, the first of the 10 regional mall assets to be sold to QIC. The disposition generated net cash proceeds of approximately $50,019,000 and a note receivable of $36,935,000 which matures in 2019.
Based on the executed transaction agreements, the economics of the potential transactions reflect an average cap rate of approximately five percent on 2016 net operating income of approximately $105,000,000 and total debt of approximately $920,000,000. The QIC regional mall definitive agreement includes seller financing of up to $150,000,000, which is expected to become due in 2019. The NOI and total debt discussed above excludes the 42nd Street specialty retail asset, which is expected to close after resolution of a ground rent issue with the City of New York. However, there can be no assurance that any transaction could be consummated on the terms described above or at all. In addition, there can be no assurance that any transaction, if consummated, could be executed in a tax deferred manner.

As discussions have proceeded since August 2016, we have continuously updated our impairment analysis on our retail assets, which resulted in the recording of a significant impairment charge during the year ended December 31, 2016 related to one of our consolidated assets, Shops at Northfield Stapleton, and in the three months ended September 30, 2017, related to our equity method investment in Westchester’s Ridge Hill. As we continue to finalize agreements related to the disposal of our retail portfolio, we may be required to further update our impairment analysis of fully consolidated assets and equity method investments, including probability weighted estimated holding periods and estimated sales prices. Changes in these estimates and assumptions may result in future impairments. Even when considering these impairments, we would expect to recognize a significant GAAP gain on the overall disposal of our retail portfolio, if we are able to execute on these agreements at the current pricing.
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
As discussed above, a majority of our assets are separately encumbered. Since 2011, our capital strategy has focused on reducing our overall leverage. During 2015, we began establishing an unencumbered asset pool. The New York Times office building in Manhattan, New York represents the most significant property in our unencumbered asset pool. The properties in our unencumbered asset pool generated NOI of $27,184,000 during the nine months ended September 30, 2017. We believe this change in financing strategy is consistent with our deleveraging efforts and provides us greater financial flexibility. We intend to add unencumbered assets to this pool during 2017 and beyond, as we continue to make progress on our deleveraging goals.
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

During the three months ended September 30, 2017, we began the marketing process of 461 Dean Street. The initiation of the marketing process triggered management to update its undiscounted cash flow analysis including our probability weighted estimated holding period.  As a result, the estimate probability weighted undiscounted cash flows no longer exceeded the carrying value, requiring the recording of a $44,288,000 impairment charge to adjust the carrying value to our estimated fair value during the three months ended September 30, 2017.
Nonrecourse Mortgage Financings
As of September 30, 2017, we had $190,767,000 of nonrecourse mortgage financings with scheduled maturities during the year ending December 31, 2017, of which $7,983,000 represents regularly scheduled amortization payments. Subsequent to September 30, 2017, we addressed $61,000,000 of these maturities upon repayment of the maturing nonrecourse mortgage which encumbered Eleven Metrotech, an office building in Brooklyn, New York. The remaining 2017 maturities includes the nonrecourse mortgage encumbering Boulevard Mall discussed below. We are currently in negotiations to refinance and/or extend the remaining nonrecourse debt. We cannot give assurance as to the ultimate result of these negotiations. As with all nonrecourse mortgages, if we are unable to negotiate an extension or otherwise refinance the mortgage, we could go into default and the lender could commence foreclosure proceedings on the single collateralized asset, which would likely result in a loss of the asset or an impairment which could be significant.
During the nine months ended September 30, 2017, the $91,109,000 nonrecourse mortgage encumbering Boulevard Mall, a regional mall in Amherst, New York, matured and was transferred to a special servicer who subsequently delivered a default notice to us. We are in the process of working with the special servicer to execute a deed-in-lieu transaction. During the year ended December 31, 2016, we recorded an impairment of $52,510,000 on Boulevard Mall. At September 30, 2017, our basis in the property was $58,057,000. The loss of this asset would not have a significant impact to our financial condition, cash flows or liquidity.
As of September 30, 2017, our share of nonrecourse mortgage debt and notes payable, net recorded on our unconsolidated subsidiaries amounted to $2,364,887,000, of which $62,960,000 ($4,105,000 represents scheduled principal payments) is scheduled to mature during the year ending December 31, 2017. Subsequent to September 30, 2017, we addressed $16,804,000 of these maturities through closed transactions and loan commitments. Negotiations are ongoing to address the remaining 2017 maturities, but we cannot give assurance that we will obtain these financings on favorable terms or at all.
2017 Liquidity Transactions
We have recently completed the following transactions, which increased liquidity, reduced debt resulting in lower future fixed charges for interest, and strengthened our balance sheet.

•	We completed the sale of thirty of our federally assisted housing apartment communities, consisting of 5,459 units. The dispositions resulted in net cash proceeds of $57,013,000.

•
We completed the sale of Illinois Science & Technology Park, office buildings in Skokie, Illinois, generating net cash proceeds of $16,494,000 after paying off the nonrecourse mortgage debt of $51,274,000.

•	We completed the sale of Shops at Bruckner Boulevard, an unconsolidated specialty retail center in Bronx, New York, generating net cash proceeds of $8,863,000 at our ownership share.

•	We completed the sale of Post Office Plaza, an office building in Cleveland, Ohio, generating net cash proceeds of $1,224,000 after paying off the nonrecourse mortgage debt of $13,500,000.

•
We completed the sale of Shops at Northfield at Stapleton in Denver, Colorado, the first of 10 regional malls to be sold to QIC. The disposition generated net cash proceeds of approximately $50,019,000 and a note receivable of $36,935,000 which matures in 2019.

•	We paid off the maturing $61,000,000 nonrecourse mortgage which encumbered Eleven MetroTech Center, an office building in Brooklyn, New York, using cash on hand.
We continue to explore options to strengthen our balance sheet and enhance our liquidity, but can give no assurance that we can accomplish any of these other options on terms favorable to us or at all. If we cannot enhance our liquidity, it could adversely impact our growth and result in further curtailment of development activities.
Dividends
We have been operating as a REIT since January 1, 2016. As such, we intend to distribute at least 100% of our taxable income within the REIT to avoid paying federal tax. Our REIT taxable income typically will not include income earned by our TRSs except to the extent the TRSs pay dividends to us.

The following table summarizes cash dividends declared by the Board of Directors on our common stock (in thousands, except per share data):

Type	Date Declared	Record Date	Payment Date	Amount Per Share	Total Cash Payment
2017
Quarterly	August 22, 2017	September 5, 2017	September 18, 2017	$0.14	$37,343
Quarterly	May 17, 2017	June 9, 2017	June 23, 2017	$0.09	$23,482
Quarterly	March 1, 2017	March 13, 2017	March 27, 2017	$0.09	$23,441
			Total	$0.32	$84,266

2016
Quarterly	November 30, 2016	December 12, 2016	December 23, 2016	$0.06	$15,620
Quarterly	August 18, 2016	September 2, 2016	September 16, 2016	$0.06	$15,621
Quarterly	May 17, 2016	June 10, 2016	June 24, 2016	$0.06	$15,623
Quarterly	February 18, 2016	March 4, 2016	March 18, 2016	$0.06	$15,596
E&P	February 18, 2016	March 4, 2016	March 18, 2016	$0.10	$25,992
			Total	$0.34	$88,452
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
Financial Covenants
Our revolving credit facility and term loan contain certain identical restrictive financial covenants. A summary of the key financial covenants as defined in the agreements, all of which we are compliant with at September 30, 2017, follows:

	Requirement	As of
Credit Facility Financial Covenants	Per Agreements	September 30, 2017
Maximum Total Leverage Ratio	≤65%	46.8%
Maximum Secured Leverage Ratio	≤55%	43.2%
Maximum Secured Recourse Leverage Ratio	≤15%	0.0%
Maximum Unsecured Leverage Ratio	≤60%	17.9%
Minimum Fixed Charge Coverage Ratio	≥1.50x	2.14	x
Minimum Unencumbered Interest Coverage Ratio	≥1.50x	6.93	x
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
Term Loan, Net
See Note E – Term Loan, Net in the Notes to Consolidated Financial Statements in Item 1 of this Form 10-Q for detailed information.
Convertible Senior Debt, Net
See Note F – Convertible Senior Debt, Net in the Notes to Consolidated Financial Statements in Item 1 of this Form 10-Q for detailed information.

Cash Flows
Operating Activities
Net cash provided by operating activities was $312,854,000 and $190,034,000 for the nine months ended September 30, 2017 and 2016, respectively. The net increase in cash provided by operating activities is the result of reduced interest payments as a result of our deleveraging strategy, cost reductions throughout the organization and other changes in operating assets and liabilities between the comparable periods.

Investing Activities
Net cash (used in) provided by investing activities was $(282,647,000) and $13,847,000 for the nine months ended September 30, 2017 and 2016, respectively, and consisted of the following:

	Nine Months Ended September 30,
	2017	2016
	(in thousands)
Capital expenditures:
Construction and development costs:
Mint Town Center, an apartment community under construction in Denver, Colorado	(37,353)	(17,227)
The Bridge at Cornell Tech, an office building in Roosevelt Island, New York	(33,424)	(49,391)
Eliot on 4th, an apartment community in Washington, D.C.	(29,998)	(26,293)
Ardan, an apartment community under construction in Dallas, Texas	(29,982)	(14,532)
Axis, an apartment community under construction in Los Angeles, California	(29,357)	(28,686)
The Yards - The Guild, an apartment community under construction in Washington, D.C.	(18,573)	(11,291)
461 Dean Street, an apartment community in Brooklyn, New York	(11,184)	(54,620)
The Yards - Arris, an apartment community in Washington, D.C.	(2,139)	(20,128)
Kapolei Lofts, an apartment community in Kapolei, Hawaii	(1,673)	(42,633)
Blossom Plaza, an apartment community in Los Angeles, California	(1,105)	(19,348)
NorthxNorthwest, an apartment community in Philadelphia, Pennsylvania	—	(48,232)
Other	(47,202)	(63,862)
Total construction and development costs (1)	(241,990)	(396,243)
Operating properties:
Office Segment	(15,246)	(6,514)
Apartment Segment	(19,370)	(9,070)
Retail Segment	(475)	(4,156)
	(35,091)	(19,740)
Tenant improvements:
Office Segment	(24,886)	(13,260)
Retail Segment	(2,598)	(4,317)
	(27,484)	(17,577)
Total operating properties	(62,575)	(37,317)
Corporate Segment	(2,372)	(99)
Total capital expenditures	$(306,937)	$(433,659)
Capital expenditures of assets included in discontinued operations:
Arena	—	(690)
Payment of lease procurement costs (2)	(9,297)	(9,218)
Increase in notes receivable	(31,047)	(43,348)
Payments on notes receivable	—	58,000
Decrease in restricted cash used for investing purposes:
Hamel Mill Lofts, an apartment community in Haverhill, Massachusetts	$13,658	$—
Illinois Science & Technology Park	3,077	—
Chestnut Lake, an apartment community in Strongsville, Ohio	2,218	—
Axis	(2,481)	—
The Uptown, an apartment community in Oakland, California	(2,379)	—
Westchester’s Ridge Hill	—	4,936
Stapleton, a mixed-use community in Denver, Colorado	—	4,509
Nine Metrotech Center, an office building in Brooklyn, New York	—	4,485
The Yards - Twelve12, an apartment community in Washington, D.C.	—	3,847
Other	(2,483)	(4,880)
Total decrease in restricted cash used for investing purposes	$11,610	$12,897
Cash held at Arena upon disposition	—	(28,041)
Proceeds from disposition of full or partial interest in rental properties or development project:
Illinois Science & Technology Park	$16,494	$—
Fairmont Cinema in San Jose, California	4,387	—
Post Office Plaza, an office building in Cleveland, Ohio	1,224	—
Disposition of entities that manage and develop military housing	—	208,305
625 Fulton Avenue, a development site in Brooklyn, New York	—	93,776
Disposition of partial interest in Westchester’s Ridge Hill	—	75,448
Barclays Center	—	60,924
Avenue at Tower City Center and Tower City Parking	—	55,015
Terminal Tower	—	38,027
Johns Hopkins Parking Garage	—	11,186
Aperture Center, an office building in Albuquerque, New Mexico	—	2,572
Other	10,567	36
Total proceeds from disposition of full or partial interest in rental properties or development project	$32,672	$545,289

Investing Activities (continued)

	Nine Months Ended September 30,
	2017	2016
	(in thousands)
Change in investments in and advances to unconsolidated entities—(contributions to) or distributions from investment:
Dispositions:
Federally assisted housing apartment communities	$56,969	$—
Shops at Bruckner Boulevard	8,863	—
Renewable energy facilities	3,672	—
Steinway Street Theaters, Queens, New York	—	14,059
Apartment projects:
Pacific Park Brooklyn joint venture	(34,071)	(66,979)
VYV, an apartment community under construction in Jersey City, New Jersey	(4,640)	(20,116)
Cobblestone Court, an apartment community in Painesville, Ohio, refinancing proceeds	3,695	—
Retail projects:
Regional retail mall joint venture, primarily to fund rehabilitation and expansion projects	(17,879)	(4,078)
Westchester’s Ridge Hill, primarily to fund a restricted cash construction escrow account	—	(14,340)
Atlantic Center, a specialty retail center in Brooklyn, New York	—	(4,383)
Office project:
300 Massachusetts Ave, an office building in Cambridge, Massachusetts	—	12,697
The Nets, a National Basketball Association member	—	(3,883)
Other	3,743	(360)
Total change in investments in and advances to unconsolidated entities	$20,352	$(87,383)
Net cash (used in) provided by investing activities	$(282,647)	$13,847

(1)
We capitalized internal costs related to projects under construction and development of $27,356 and $23,677, including compensation related costs of $24,401 and $20,966, for the nine months ended September 30, 2017 and 2016, respectively. Total capitalized internal costs represent approximately 8.9% and 5.5% of total capital expenditures for the nine months ended September 30, 2017 and 2016, respectively.

(2)
We capitalized internal costs related to leasing activities of $1,698 and $2,602, including compensation related costs of $1,438 and $2,343, for the nine months ended September 30, 2017 and 2016, respectively.

Financing Activities
Net cash used in financing activities was $(11,151,000) and $(110,388,000) for the nine months ended September 30, 2017 and 2016, respectively. The Company is committed to continued deleveraging of the balance sheet. The significant debt reduction activity during the nine months ended September 30, 2017 related to the sales of Illinois Science & Technology Park and Post Office Plaza and the related extinguishments of their $51,274,000 and $13,500,000 nonrecourse mortgages, respectively. In addition, the $34,382,000 non-recourse mortgage on 500 Sterling Place was extinguished during the nine months ended September 30, 2017 in a related party transaction. However, these debt extinguishments occurred simultaneously at closing of the property dispositions, and therefore are reflected as non-cash cash flow transactions and not reflected in the Consolidated Statement of Cash Flows.
During the nine months ended September 30, 2016, we had increased deleveraging activity as we used cash to pay off a portion of our 2018 and 2020 Senior Notes and for the acquisitions of certain noncontrolling interests subsequent to the sale of Barclays Center and the Nets. In addition, since we operated as a REIT for the first time in 2016, we were required to pay our one-time estimated E&P distribution to our stockholders amounting to $25,992,000.

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

INFORMATION RELATED TO FORWARD-LOOKING STATEMENTS
This Form 10-Q, together with other statements and information publicly disseminated by us, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements reflect management’s current views with respect to financial results related to future events and are based on assumptions and expectations that may not be realized and are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, financial or otherwise, may differ, perhaps materially, from the results discussed in the forward-looking statements. Risk factors discussed in Item 1A of this Form 10-Q and our Form 10-K for the year ended December 31, 2016 and other factors that might cause differences, some of which could be material, include, but are not limited to, the uncertain outcome, impact, effects and results of our Board of Directors’ review of operating strategies, financial and structural alternatives, our ability to carry out future transactions and strategic investments, as well as the acquisition related costs, unanticipated difficulties realizing benefits expected when entering into a transaction, our ability to qualify or to remain qualified as a REIT, our ability to satisfy REIT distribution requirements, the impact of issuing equity, debt or both, and selling assets to satisfy our future distributions required as a REIT or to fund capital expenditures, future growth and expansion initiatives, the impact of the amount and timing of any future distributions, the impact from complying with REIT qualification requirements limiting our flexibility or causing us to forego otherwise attractive opportunities beyond rental real estate operations, the impact of complying with the REIT requirements related to hedging, our lack of experience operating as a REIT, legislative, administrative, regulatory or other actions affecting REITs, including positions taken by the Internal Revenue Service, the possibility that our Board of Directors will unilaterally revoke our REIT election, the possibility that the anticipated benefits of qualifying as a REIT will not be realized, or will not be realized within the expected time period, the impact of current lending and capital market conditions on our liquidity, our ability to finance or refinance projects or repay our debt, the impact of the slow economic recovery on the ownership, development and management of our commercial real estate portfolio, general real estate investment and development risks, litigation risks, vacancies in our properties, risks associated with developing and managing properties in partnership with others, competition, our ability to renew leases or re-lease spaces as leases expire, illiquidity of real estate investments, our ability to identify and transact on chosen strategic alternatives for a portion of our retail portfolio, bankruptcy or defaults of tenants, anchor store consolidations or closings, the impact of terrorist acts and other armed conflicts, our substantial debt leverage and the ability to obtain and service debt, the impact of restrictions imposed by our revolving credit facility, term loan and senior debt, exposure to hedging agreements, the level and volatility of interest rates, the continued availability of tax-exempt government financing, our ability to receive payment on the notes receivable issued by Onexim in connection with their purchase of our interests in the Barclays Center and the Nets, the impact of credit rating downgrades, effects of uninsured or underinsured losses, effects of a downgrade or failure of our insurance carriers, environmental liabilities, competing interests of our directors and executive officers, the ability to recruit and retain key personnel, risks associated with the sale of tax credits, downturns in the housing market, the ability to maintain effective internal controls, compliance with governmental regulations, increased legislative and regulatory scrutiny of the financial services industry, changes in federal, state or local tax laws and international trade agreements, volatility in the market price of our publicly traded securities, inflation risks, cybersecurity risks, cyber incidents, shareholder activism efforts, conflicts of interest, risks related to our organizational structure including operating through our Operating Partnership and our UPREIT structure, as well as other risks listed from time to time in our SEC filings, including but not limited to, our annual and quarterly reports. We have no obligation to revise or update any forward-looking statements, other than as imposed by law, as a result of future events or new information. Readers are cautioned not to place undue reliance on such forward-looking statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our market risk includes the inability to obtain construction loans, refinance existing construction loans into long-term fixed-rate nonrecourse financing, refinance existing nonrecourse financing at maturity, obtain renewals or replacement of credit enhancement devices, such as letters of credit, or otherwise obtain funds by selling real estate assets or by raising equity. We also have interest-rate exposure on our current variable-rate debt portfolio. During the construction period, we have historically used variable-rate debt to finance developmental projects. At September 30, 2017, our outstanding variable-rate debt, including borrowings under our revolving credit facility and term loan, consisted of $1,020,715,000 of taxable debt and $611,396,000 of tax-exempt debt. Upon opening and achieving stabilized operations, we have historically procured long-term fixed-rate financing for our rental properties. If we are unable to procure long-term fixed-rate financing, we would pursue extending maturities with existing lenders. Additionally, we are exposed to interest rate risk upon maturity of our long-term fixed-rate financings. The total weighted average interest rate includes the impact of interest rate swaps, caps and long-term contracts in place as of September 30, 2017.

Interest Rate Exposure
The following table summarizes the composition of nonrecourse debt, net:

September 30, 2017	Operating Properties	Development Projects	Total	Total Weighted Average Rate
	(dollars in thousands)
Fixed Rate	$1,808,133	$22,613	$1,830,746	4.46%
Variable Rate
Taxable	645,387	41,760	687,147	3.43%
Tax-Exempt	609,337	2,059	611,396	1.90%
	$3,062,857	$66,432	$3,129,289	3.73%
Total gross commitment from lenders		$201,234
To mitigate short-term variable interest rate risk, we have purchased interest rate hedges for our variable-rate debt as follows:
Taxable (Priced off of LIBOR Index)

	Swaps
	Notional	Average Base
Period Covered	Amount	Rate
	(dollars in thousands)
10/01/17 - 12/31/17	$97,839	1.87%
01/01/18 - 05/08/24	97,450	1.87%
Tax-Exempt (Priced off of Securities Industry and Financial Markets Association (“SIFMA”) Index)

	Caps
	Notional	Average Base
Period Covered	Amount	Rate
	(dollars in thousands)
10/01/17 - 12/31/17	$69,518	5.89%
01/01/18 - 12/31/18	69,518	5.89%
01/01/19 - 8/15/20	37,208	6.23%
The tax-exempt caps generally were purchased in conjunction with lender hedging requirements that require the borrower to protect against significant fluctuations in interest rates. Except for those requirements, we generally do not hedge tax-exempt debt due to its historically low interest rates.
Sensitivity Analysis to Changes in Interest Rates
Including the effect of the protection provided by the interest rate swaps, caps and long-term contracts in place as of September 30, 2017, a 100 basis point increase in taxable interest rates (including properties accounted for under the equity method, corporate debt and the effect of interest rate floors) would increase the annual pre-tax interest cost for the next 12 months of our variable-rate debt by approximately $9,229,000 at September 30, 2017. Although tax-exempt rates generally move in an amount smaller than corresponding changes in taxable interest rates, a 100 basis point increase in tax-exempt rates (including properties accounted for under the equity method) would increase the annual pre-tax interest cost for the next 12 months of our tax-exempt variable-rate debt by approximately $6,114,000 at September 30, 2017. This analysis includes a portion of our taxable and tax-exempt variable-rate debt related to construction loans for which the interest expense is capitalized.
We enter into total rate of return swaps (“TROR”) on various tax-exempt fixed-rate borrowings. The TROR convert borrowings from a fixed rate to a variable rate. The TROR requires the payment of a variable interest rate, generally equivalent to the SIFMA rate (0.94% at September 30, 2017) plus a spread. Additionally, we have guaranteed the fair value of the underlying borrowings. Fluctuation in the value of the TROR is offset by the fluctuation in the value of the underlying borrowings, resulting in minimal financial impact. At September 30, 2017, the aggregate notional amount of TROR designated as fair value hedging instruments is $555,936,000. The underlying TROR borrowings are subject to a fair value adjustment. In addition, we have TROR with notional amounts aggregating $137,517,000 that are not designated as fair value hedging instruments, but are subject to interest rate risk.

We estimate the fair value of our hedging instruments based on interest rate market and bond pricing models. At September 30, 2017 and December 31, 2016, we recorded interest rate caps, swaps and TROR with positive fair values of approximately $10,451,000 and $9,718,000, respectively, in other assets. At September 30, 2017 and December 31, 2016, we recorded interest rate swaps and TROR that had a negative fair value of approximately $15,864,000 and $26,202,000, respectively, in accounts payable, accrued expenses and other liabilities.
We estimate the fair value of our long-term debt instruments by market rates, if available, or by discounting future cash payments at interest rates that approximate the current market. Estimated fair value is based upon market prices of public debt, available industry financing data, current treasury rates and recent financing transactions. Based on these parameters, the table below contains the estimated fair value of our long-term debt, net (exclusive of the fair value of derivatives) at September 30, 2017.

	Carrying Value	Fair Value	Fair Value with 100 bp Decrease in Market Rates
	(in thousands)
Fixed	$1,943,269	$1,973,998	$2,065,815
Variable
Taxable	1,020,715	1,019,760	1,021,330
Tax-Exempt	611,396	609,142	609,977
Total Variable	$1,632,111	$1,628,902	$1,631,307
Total Long-Term Debt	$3,575,380	$3,602,900	$3,697,122
The following table provides information about our long-term debt instruments that are sensitive to changes in interest rates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk (continued)
September 30, 2017

	Expected Maturity Date
	Year Ending December 31,
Long-Term Debt	2017	2018	2019	2020	2021	Period Thereafter	Net Unamortized Procurement Costs	Total Outstanding	Fair Market Value
	(dollars in thousands)
Fixed:
Fixed-rate debt	$158,827	$207,216	$105,340	$159,192	$171,301	$1,041,039	$(12,169)	$1,830,746	$1,839,934
Weighted average interest rate	6.14%	4.53%	4.09%	5.04%	4.64%	4.10%		4.46%
Convertible senior debt (1)	—	73,215	—	40,021	—	—	(713)	112,523	134,064
Weighted average interest rate	—%	4.25%	—%	3.63%	—%	—%		4.03%
Total Fixed-Rate Debt	158,827	280,431	105,340	199,213	171,301	1,041,039	(12,882)	1,943,269	1,973,998
Variable:
Variable-rate debt	31,940	186,035	361,141	69,737	23,643	23,398	(8,747)	687,147	686,074
Weighted average interest rate (2)	3.92%	3.71%	3.11%	3.76%	4.57%	3.44%		3.43%
Tax-exempt	—	100,807	8,500	—	—	513,657	(11,568)	611,396	609,142
Weighted average interest rate (2)	—	1.88%	3.96%	—	—	1.87%		1.90%
Revolving credit facility (1)	—	—	—	—	—	—		—	—
Weighted average interest rate (2)	—%	—%	—%	—%	—%	—%		—%
Term loan (1)	—	—	—	—	335,000	—	(1,432)	333,568	333,686
Weighted average interest rate (2)	—%	—%	—%	—%	2.69%	—%		2.69%
Total Variable-Rate Debt	31,940	286,842	369,641	69,737	358,643	537,055	(21,747)	1,632,111	1,628,902
Total Long-Term Debt	$190,767	$567,273	$474,981	$268,950	$529,944	$1,578,094	$(34,629)	$3,575,380	$3,602,900
Weighted average interest rate	5.77%	3.75%	3.34%	4.50%	3.40%	3.37%		3.64%

(1)	Represents recourse debt.

(2)	Weighted average interest rate is based on current market rates as of September 30, 2017.

Item 4. Controls and Procedures
The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or furnishes under the Securities Exchange Act of 1934 (“Securities Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this quarterly report, an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, was carried out under the supervision and with the participation of the Company’s management, which includes the CEO and CFO. Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2017.
There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
We are exploring and evaluating potential strategic alternatives and there can be no assurance that we will be successful in identifying or completing any strategic alternative, that any such strategic alternative will result in additional value for our stockholders or that the process will not have an adverse impact on our business.
On September 11, 2017, we announced that our Board of Directors, together with management and in consultation with financial and legal advisors, has commenced a process to review and consider a broad range of strategic alternatives to enhance stockholder value, which could result in, among other things, an accelerated and enhanced operating plan, a sale, a merger, consolidation or business combination, asset divestiture or acquisitions, partnering or other collaboration agreements, potential acquisitions, dispositions or recapitalizations, in one or more transactions, or continuing to operate with our current business plan and strategy. However, there can be no assurance that this process will result in the identification or consummation of any transaction. Any potential transaction would be dependent upon a number of factors that may be beyond our control, including, but not limited to, market conditions; industry trends; consent rights, rights of first offer, rights of first refusal or other rights granted to or held by our joint venture partners or other third parties, affiliates or agents; the interest of third parties in our business; and the availability of financing to potential buyers on reasonable terms.
There is no timetable for the completion of the process of exploring strategic alternatives and the process may be disruptive to our business operations and, if we are unable to effectively manage the process, our business, financial condition and results of operations could be adversely affected. In addition, the process, or any resulting transaction, could divert the attention of management and the Board of Directors from our business, could negatively impact our ability to attract, retain and motivate Board members, key employees or business partners, and could expose us to potential litigation. We expect to incur substantial expenses associated with identifying and evaluating potential strategic alternatives.

No decision has been made with respect to any transaction and we cannot assure you that any potential transaction or other strategic alternative, if identified, evaluated and consummated, will provide greater value to our stockholders than that reflected in the current price of our common stock. We do not intend to comment regarding the progress or status of the review process unless we determine that further disclosure is appropriate or required by law. As a consequence, perceived uncertainties related to our future may result in the loss of potential business opportunities and volatility in the market price of our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) and (b) – Not applicable.
(c) – Repurchase of equity securities during the quarter.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Amount of shares that May Yet Be Purchased Under the Plans or Programs
Class A Common Stock
July 1 through July 31, 2017
Common Stock Repurchase Program (1)	—	$—	—	$100,000,000
Employee Transactions (2)	6,267	$24.25	—
August 1 through August 31, 2017
Common Stock Repurchase Program (1)	—	$—	—	$100,000,000
Employee Transactions (2)	16,199	$23.93	—
September 1 through September 30, 2017
Common Stock Repurchase Program (1)	—	$—	—	$100,000,000
Employee Transactions (2)	343	$25.14	—
Total
Common Stock Repurchase Program (1)	—	$—	—	$100,000,000
Employee Transactions (2)	22,809	$24.04	—

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
The following financial information from Forest City Realty Trust, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited); (ii) Consolidated Statements of Operations (unaudited); (iii) Consolidated Statements of Comprehensive Income (Loss) (unaudited); (iv) Consolidated Statements of Equity (unaudited); (v) Consolidated Statements of Cash Flows (unaudited); and (vi) Notes to Consolidated Financial Statements (unaudited).

*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FOREST CITY REALTY TRUST, INC. (Registrant)

Date:	November 2, 2017	/s/ ROBERT G. O’BRIEN
Name: Robert G. O’Brien
Title: Executive Vice President and Chief Financial Officer

Date:	November 2, 2017	/s/ CHARLES D. OBERT
Name: Charles D. Obert
Title: Executive Vice President, Chief Accounting Officer and Corporate Controller