Form 10-K
period 2017-12-31
Forest City Realty Trust, Inc.
filed 2018-02-22
CIK 1647509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017

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
YES  ☐    NO  ☒
The aggregate market value of the outstanding common equity held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter was $5,864,717,541.
The number of shares of registrant’s Class A common stock outstanding on February 16, 2018 was 266,733,073.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2018 Annual Meeting of Stockholders are incorporated by reference into Part III to the extent described herein.

Forest City Realty Trust, Inc. and Subsidiaries
Annual Report on Form 10-K
For The Year Ended December 31, 2017

PART I

Item 1. Business
General
Forest City Realty Trust, Inc. (with its subsidiaries, the “Company”) principally engages in the operation, development, management and acquisition of office, apartment and retail real estate and land throughout the United States. The Company had approximately $8.1 billion of consolidated assets in 20 states and the District of Columbia at December 31, 2017. The Company’s core markets include Boston, Chicago, Dallas, Denver, Los Angeles, Philadelphia, and the greater metropolitan areas of New York City, San Francisco and Washington D.C. The Company has regional offices in Boston, Dallas, Denver, Los Angeles, New York City, San Francisco, Washington, D.C., and the Company’s corporate headquarters in Cleveland, Ohio.
The Company is organized around real estate operations, real estate development and corporate support service functions.
Real Estate Operations represents the performance of the Company’s core rental real estate portfolio and is comprised of the following reportable operating segments:

•	Office - owns, acquires and operates office and life science buildings.

•	Apartments - owns, acquires and operates upscale and middle-market apartments and adaptive re-use developments.

•	Retail - owns, acquires and operates amenity retail within our mixed-use properties, and remaining regional malls and specialty/urban retail centers.
The remaining reportable operating segments consist of the following:

•
Development - develops and constructs office and life science buildings, apartments, condominiums, amenity retail and mixed-use projects. The Development segment includes recently opened operating properties prior to stabilization and the horizontal development and sale of land to residential, commercial and industrial customers primarily at its Stapleton project in Denver, Colorado.

•	Corporate - provides executive oversight and various support services for Operations, Development and Corporate employees.

•
Other - owned and operated non-core investments, including the Barclays Center, a sports and entertainment arena located in Brooklyn, New York (“Arena”) (sold in January 2016), the Company’s equity method investment in the Brooklyn Nets (the “Nets”) (sold in January 2016), and military housing operations (sold in February 2016).

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
REIT Conversion
On January 13, 2015, the board of directors of Forest City Enterprises, Inc., the Company’s predecessor, approved a plan to pursue conversion to real estate investment trust (“REIT”) status. On May 29, 2015, Forest City Enterprises, Inc. formed the Company as a Maryland corporation and wholly-owned subsidiary of Forest City Enterprises, Inc. On October 20, 2015, the stockholders of Forest City Enterprises, Inc. approved and adopted the merger agreement that implemented the restructuring of Forest City Enterprises, Inc. into a holding company so as to facilitate its conversion to a REIT.

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
Company Operations
The Company is organized as a Real Estate Investment Trust (“REIT”) for federal income tax purposes. The Company holds substantially all of its assets, and conducts substantially all of its business, through the Operating Partnership. The Company is the sole general partner of the Operating Partnership and, as of December 31, 2017, owns all of the limited partnership interests directly or indirectly in the Operating Partnership.
The Company holds and operates certain of its assets through one or more taxable REIT subsidiaries (“TRSs”). A TRS is a subsidiary of a REIT subject to applicable corporate income tax. The Company’s use of TRSs enables it to continue to engage in certain businesses while complying with REIT qualification requirements and allows the Company to retain income generated by these businesses for reinvestment without the requirement of distributing those earnings. The primary businesses held in TRSs include 461 Dean Street, an apartment building in Brooklyn, New York, South Bay Galleria (sold in December 2017), Antelope Valley Mall (sold in January 2018), Mall at Robinson (sold in February 2018) and Charleston Town Center, regional malls in Redondo Beach, California, Palmdale, California, Pittsburgh, Pennsylvania and Charleston, West Virginia, respectively, Pacific Park Brooklyn project, land development operations, Barclays Center arena (sold in January 2016), the Nets (sold in January 2016), and military housing operations (sold in February 2016). In the future, the Company may elect to reorganize and transfer certain assets or operations from its TRSs to other subsidiaries, including qualified REIT subsidiaries.
Operating Segments
A summary of office, apartment and retail operating properties as of December 31, 2017 at 100% is as follows:

Operating Properties	Property Count	Gross Leasable Area (in square feet)	Number of Units
Office Buildings	29	8,744,000
Apartments	78	—	24,675
Retail	29	9,572,000
Total	136	18,316,000	24,675

Office
The Office segment owns, acquires and operates office and life science buildings in primarily urban locations. The Company has developed and acquired office buildings for more than 40 years.
A summary of office operating properties as of December 31, 2017 at 100% is as follows:

Operating Properties	Property Count	Gross Leasable Area (in square feet)
Life Science	12	2,129,000
New York	10	4,826,000
Other office	7	1,789,000
Total	29	8,744,000

The following tables provide lease expiration and significant tenant information relating to the Company’s office properties:
Office Lease Expirations as of December 31, 2017

Expiration Year	Number of Expiring Leases	Square Feet of Expiring Leases (1)	Percentage of Total Leased GLA	Contractual Rent Expiring (2)	Percentage of Total Contractual Rent	Average Contractual Rent per Square Foot Expiring (1)
2018	46	872,965	10.12%	$30,795,206	7.65%	$38.45
2019	38	535,641	6.21	20,077,282	4.99	40.52
2020	39	1,139,166	13.21	52,157,186	12.96	49.78
2021	47	751,399	8.71	29,272,177	7.27	46.70
2022	31	473,835	5.49	21,093,829	5.24	50.44
2023	20	428,823	4.97	37,957,777	9.43	93.91
2024	22	1,371,690	15.90	63,868,295	15.87	48.66
2025	8	559,140	6.48	25,038,578	6.22	48.37
2026	16	126,469	1.47	5,521,494	1.37	47.91
2027	20	697,868	8.09	29,211,479	7.26	47.38
Thereafter	22	1,668,366	19.35	87,444,339	21.74	61.72
Total	309	8,625,362	100.00%	$402,437,642	100.00%	$51.84

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

Significant Office Tenants as of December 31, 2017

(Based on contractual rent of 2% or greater at the Company’s ownership share)
Tenant	Leased Square Feet	Percentage of Total Office Square Feet
City of New York	1,111,243	12.88%
Takeda Pharmaceutical Company Limited	840,825	9.75
Anthem, Inc.	392,514	4.55
Bank of New York Mellon Corp.	317,572	3.68
U.S. Government	317,301	3.68
Johns Hopkins University	278,381	3.23
JP Morgan Chase & Co.	270,223	3.13
National Grid	259,561	3.01
Clearbridge Advisors, LLC	201,028	2.33
Covington & Burling, LLC	160,565	1.86
Agios Pharmaceuticals, Inc	146,034	1.69
Blueprint Medicines Corp	138,369	1.60
Partners Healthcare	136,150	1.58
Seyfarth Shaw, LLP	129,532	1.50
Cornell Tech	89,197	1.03
Subtotal	4,788,495	55.50
Others	3,836,867	44.50
Total	8,625,362	100.00%

Apartments
The Apartments segment owns, acquires, and operates upscale and middle-market apartments and adaptive re-use developments. The Company has been engaged in apartment community development for over 60 years and continues to concentrate future apartment community development largely in its core markets.
A summary of apartment operating properties as of December 31, 2017 at 100% is as follows:

Operating Properties	Property Count	Number of Units
Core Market Apartment Communities
Greater New York City	4	1,891
Boston	5	771
Greater Washington D.C. (1)	10	2,475
Los Angeles	2	547
Greater San Francisco	4	1,776
Chicago	3	1,616
Philadelphia	4	1,096
Denver	5	988
Dallas	4	1,085
	41	12,245
Non-Core Market Apartment Communities	27	10,890
Federally Assisted Housing	10	1,540
Total	78	24,675

(1)	Includes Richmond, Virginia.
Retail
A summary of retail operating properties as of December 31, 2017 at 100% is as follows:

Operating Properties	Property Count	Gross Leasable Area (in square feet)
QIC	8	5,181,000
Madison	12	2,128,000
Other Retail	9	2,263,000
Total	29	9,572,000
The Retail segment owns, acquires and operates amenity retail within our mixed-use properties, and remaining regional malls and specialty/urban retail centers in both urban and suburban locations. Amenity retail includes retail and entertainment based tenants typically located within or adjacent to our mixed-use projects.
Following the August 2016 announcement to review strategic alternatives for a portion of its retail portfolio, the Company has begun to focus primarily on smaller amenity retail development in conjunction with the development of mixed-use projects whose primary focus is apartments or office rental properties.
In our remaining regional malls, the anchor stores typically own their facilities as an integral part of the mall structure and do not typically generate significant rental revenue to the Company. In contrast, anchor stores at specialty retail centers generally are tenants under long-term leases that typically provide significant rental revenue to the Company.
During the year ended December 31, 2017, the Company signed definitive agreements with two of our existing partners for the disposition of 10 of our regional mall assets and 12 of our specialty retail assets.
As of December 31, 2017, we have closed on the sale of two of the regional mall assets to Queensland Investment Corporation (“QIC”). Through February 2018, we closed on the sale of two additional regional mall assets to QIC. We expect two additional regional mall assets to close in the first half of 2018 pending lender and other third party approvals. The remaining four regional mall assets are expected to close as we secure replacement assets.
In December 2017, we closed on a transaction with Madison International (“Madison”) where we converted primarily all of our common ownership interests in 10 of 12 specialty retail assets to preferred ownership interests. Closings on the conversion of our common ownership interests to preferred ownership interests in the two other specialty retail assets are expected to occur in the first half of 2018. We expect these preferred ownership interests to result in tax-deferred transactions and be redeployed into office and apartment assets that align with our focus on primarily core markets and urban mixed-use placemaking projects, including amenity retail.

Based on the executed transaction agreements, the total initial economics of the combined retail transactions prior to any disposals discussed above reflect an average cap rate of approximately five percent on 2016 net operating income of approximately $105,000,000 and total debt of approximately $920,000,000. The QIC regional mall definitive agreement includes seller financing of up to $150,000,000, which matures in 2019. The NOI and total debt discussed above excludes the 42nd Street specialty retail asset, which is expected to close after resolution of a ground rent dispute with the City of New York. However, there can be no assurance that the remaining transactions could be consummated on the terms described above or at all. In addition, there can be no assurance that the remaining transactions, if consummated, could be executed in a tax deferred manner.
See the “Operations-Office and Retail” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 for additional operating statistics.
Development
In its office development activities, the Company is primarily a build-to-suit developer that works with tenants to meet their requirements. The Company’s office development has focused primarily on mixed-use projects in urban developments, often built in conjunction with apartments and amenity retail or as part of a major office or life science campus. As a result of this focus on urban developments, the Company continues to concentrate future `office and mixed-use developments largely in its core markets.
A summary of development properties at 100% is as follows:

December 31, 2017	Number of Properties	Number of Units	Gross Leasable Area (in square feet)
Properties Under Construction/Redevelopment:
Apartments	5	1,421	63,250
Retail	1	—	307,000
Operating Properties Prior to Stabilization:
Apartments	12	4,084	75,000
Office	2	—	399,000
Retail	2	—	326,000
Total	22	5,505	1,170,250
Our Stapleton project is one of the nation’s largest urban redevelopments with additional future entitlements, including apartments, retail and office space as well as single family neighborhoods, where the Company sells residential lots to homebuilders. The Company controls the future development opportunity at Stapleton through an option agreement. As of December 31, 2017, the Company owns 449 acres of undeveloped land (including 212 saleable acres) and a purchase option for 312 acres at Stapleton which expires in May 2019.
Through December 31, 2017, the Company has purchased 2,623 acres at Stapleton. In addition to the developable land available through purchase options, there are 1,116 acres reserved for regional parks and open space, of which 1,100 acres are currently under construction or have been completed. At December 31, 2017, Stapleton also has approximately 2.6 million square feet of retail space, approximately 400,000 square feet of office space, approximately 3.3 million square feet of other commercial space and 1,748 apartment units completed, with another 515 apartment units under construction.
Other
The Other segment represents the prior operations of several non-core investments, including the Barclays Center, a sports and entertainment arena located in Brooklyn, New York (“Arena”) (sold in January 2016), the Company’s equity method investment in the Brooklyn Nets (the “Nets”) (sold in January 2016), and military housing operations (sold in February 2016).

Competition
The real estate industry is highly competitive in many markets in which the Company operates. There are numerous other developers, managers and owners of office, apartment and retail real estate and undeveloped land competing with the Company nationally, regionally and/or locally, some of whom may have greater financial resources and market share than the Company. They compete with the Company for management and leasing opportunities, land for development, properties for acquisition and disposition, and for anchor stores and tenants for properties. The Company may not be able to successfully compete in these areas. In addition, competition could over-saturate markets and as a result, the Company may not have sufficient cash to meet the nonrecourse debt service requirements on certain of its properties. Although the Company may attempt to negotiate a restructuring or extension of the nonrecourse mortgage, the Company may not be successful, which could cause a property to be transferred to the mortgagee.
The Company’s apartment portfolio not only competes against other apartment buildings in the area, but other housing options, such as condominiums and single home ownership. If trends shift more to home ownership instead of rental, the Company’s results of operations, cash flows and realizable value of assets upon disposition could be materially and adversely affected.
Tenants at the Company’s amenity retail properties and remaining regional malls and specialty retail centers face continual competition in attracting customers from retailers at other shopping centers, catalogue companies, online merchants, warehouse stores, large discounters, outlet malls, wholesale clubs, direct mail and telemarketers. The Company’s competitors and those of its tenants could have a material adverse effect on the Company’s ability to lease space in its properties and on the rents it can charge or the concessions it may have to grant. These factors could materially and adversely affect the Company’s results of operations, cash flows, and realizable value of its assets upon sale.
Number of Employees
The Company had 1,473 full-time and 75 part-time employees as of December 31, 2017.
Available Information
Forest City Realty Trust, Inc. is a Maryland corporation and its executive offices are located at 50 Public Square, Suite 1100, Cleveland, Ohio 44113 (through March 2018). Effective March 2018, the Company’s executive offices will be located at 127 Public Square, Suite 3100, Cleveland, Ohio 44113. The Company makes available, free of charge, on its website at www.forestcity.net, its annual, quarterly and current reports, including amendments to such reports, as soon as reasonably practicable after the Company electronically files such material with, or furnishes such material to, the Securities and Exchange Commission (“SEC”). The Company’s SEC filings can also be obtained from the SEC website at www.sec.gov.
The Company’s corporate governance documents, including the Company’s Corporate Governance Guidelines, Code of Legal and Ethical Conduct, Supplier Code of Conduct and Board committee charters, are also available on the Company’s website at www.forestcity.net or in print to any stockholder upon written request addressed to Corporate Secretary, Forest City Realty Trust, Inc., at the address above.
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
RISKS RELATED TO STRATEGIC ALTERNATIVES AND SHAREHOLDER ACTIVISM
We Are Exploring and Evaluating Potential Strategic Alternatives and There Can Be No Assurance That We Will Be Successful In Identifying or Completing Any Strategic Alternative, That Any Such Strategic Alternative Will Result In Additional Value For Our Stockholders or That the Process Will Not Have an Adverse Impact On Our Business
On September 11, 2017, we announced that our Board of Directors, together with management and in consultation with financial and legal advisors, has commenced a process to review and consider a broad range of strategic alternatives to enhance stockholder value, which could result in, among other things, an accelerated and enhanced operating plan, a sale, a merger, consolidation or business combination, asset divestiture or acquisitions, partnering or other collaboration agreements, potential acquisitions, dispositions or recapitalizations, in one or more transactions, or continuing to operate with our current business plan and strategy. However, there can be no assurance that this process will result in the identification or consummation of any transaction. Any potential transaction would be dependent upon a number of factors that may be beyond our control, including, but not limited to, market conditions, industry trends, consent rights, rights of first offer, rights of first refusal or other rights granted to or held by our joint venture partners or other third parties, affiliates or agents, the interest of third parties in our business and the availability of financing to potential buyers on reasonable terms.
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
Shareholder Activism Efforts Could Cause a Material Disruption to Our Business
We recently received communications and inquiries from investors regarding the governance and strategic direction of our Company. Investors could take steps to involve themselves in the governance and strategic direction of our Company. Such investor activism could result in uncertainty of the direction of the Company, substantial costs and diversion of management’s attention and resources, which could harm our business, hinder execution of our business strategy and initiatives, create adverse volatility in the market price of our common stock, and make it difficult to attract, retain and motivate Board members, key employees and business partners.
RISKS RELATED TO OUR STATUS AS A REIT
If We Fail to Qualify as a REIT, We Would Be Subject to U.S. Federal Income Tax as a Regular C Corporation and Would Not be Able to Deduct Distributions to Stockholders When Computing Our Taxable Income
We have been operating, and plan to continue operating, in a manner consistent with REIT qualification rules; however, we cannot assure you that we will continue to qualify as a REIT. Determining whether we qualify as a REIT involves the application of highly technical and complex provisions of the Internal Revenue Code of 1986, as amended (the “Code”), to our operations for which there are only limited judicial and administrative interpretations. The complexity of these provisions and of the applicable regulations that have been promulgated under the Code is greater in the case of an entity holding assets through an operating partnership, as we do. In addition, determining whether we qualify as a REIT will involve numerous factual determinations concerning matters and circumstances not entirely within our control.
If we fail to remain qualified as a REIT, we will face serious tax consequences that would substantially reduce the funds available for distribution to our stockholders for each of the years involved because:

•	we will not be allowed to deduct our distributions to stockholders in computing our taxable income;

•	we will be subject to U.S. federal and state income tax, including any applicable alternative minimum tax, on our taxable income at regular corporate rates; and

•	unless we are entitled to relief under the Code, we would be disqualified from qualifying as a REIT for the four taxable years following the year during which we were disqualified.

Any such corporate tax liability may require us to borrow funds or liquidate some investments to pay any such additional tax liability, which in turn could have an adverse impact on the value of our common stock.
Although we intend to operate so as to remain qualified as a REIT, future economic, market, legal, tax or other considerations might cause us to revoke or lose our REIT status, which could have a material adverse effect on our business, future prospects, financial condition or results of operations and could adversely affect our ability to successfully implement our business strategy or pay a dividend.
Even if We Remain Qualified as a REIT, Certain of Our Business Activities Will Be Subject To Corporate Level Income Tax and Foreign Taxes, Which Will Continue to Reduce Our Cash Flows, and Will Have Potential Deferred and Contingent Tax Liabilities
Even if we remain qualified as a REIT:

•
We are subject to certain U.S. federal, state and local taxes and foreign taxes on our income and assets, including taxes on any undistributed income, and state, local or foreign income, franchise, property and transfer taxes. We could in certain circumstances be required to pay an excise or penalty tax, which could be significant in amount, in order to utilize one or more relief provisions under the Code to maintain our qualification as a REIT. We hold certain of our assets and operations and receive certain items of income through TRSs. The primary non-REIT qualified businesses held in TRSs include 461 Dean Street, an apartment building in Brooklyn, New York, South Bay Galleria (sold in December 2017), Antelope Valley Mall (sold in January 2018), Mall at Robinson (sold in February 2018) and Charleston Town Center, regional malls in Redondo Beach, California, Palmdale, California, Pittsburgh, Pennsylvania and Charleston, West Virginia, respectively, Pacific Park Brooklyn project, land development operations, Barclays Center arena (sold in January 2016), the Nets (sold in January 2016), and military housing operations (sold in February 2016). Those TRS assets and operations continue to be subject, as applicable, to U.S. federal and state corporate income taxes. In addition, we may incur a 100% excise tax on transactions with a TRS if they are not conducted on an arm’s-length basis. Any of these taxes would decrease our earnings and our cash available for distributions to stockholders.

•
We will be subject to U.S. federal income tax at the highest regular corporate rate (currently 35% for the year ended December 31, 2017 and 21% for subsequent years) on all or a portion of the gain recognized from a sale of assets occurring within a specified period (generally, five years) after the effective date of our REIT election, to the extent of the built-in gain based on the fair market value of those assets held by us on the effective date of our REIT election in excess of our then tax basis in those assets. The same rules would apply to any assets we acquire from a C corporation in a carryover basis transaction with built-in gain at the time of the acquisition by us. This gain can be offset by any remaining federal net operating loss carryforwards. Furthermore, if we choose to dispose of any assets within the specified period, we will attempt to utilize various tax planning strategies, including Section 1031 of the Code like-kind exchanges, to mitigate the exposure to the built-in-gains tax. Gain from a sale of an asset occurring after the specified period ends will not be subject to this corporate level tax.

•
If we make a technical or inadvertent mistake regarding whether certain items of our income satisfy either or both of the Code’s REIT gross income tests and, as a result, failed either or both such tests (and did not lose our status as a REIT because such failure was due to reasonable cause and not willful neglect), we would be subject to corporate level tax on the income that does not meet the Code’s REIT gross income test requirements. Any such taxes we pay will reduce our cash available for distribution to our stockholders.

•
The IRS and any state or local tax authority may successfully assert liabilities against us for corporate income taxes for taxable years of the Company prior to January 1, 2016, in which case we will owe these taxes plus applicable interest and penalties, if any.

Failure to Make Sufficient Distributions Would Jeopardize Our Qualification as a REIT and/or Would Subject Us to U.S. Federal Income and Excise Taxes
A company must distribute to its stockholders with respect to each taxable year at least 90% of its taxable income (computed without regard to the dividends paid deduction and net capital gain and net of any available net operating losses (“NOLs”)) in order to qualify as a REIT, and 100% of its taxable income (computed without regard to the dividends paid deduction and net capital gain and net of any available NOLs) in order to avoid U.S. federal income and excise taxes. For these purposes, the non-TRS subsidiaries of a company that qualifies as a REIT will be treated as part of such company and therefore such company will also be required to distribute out the taxable income of such subsidiaries. To the extent that we satisfy the 90% distribution requirement, but distribute less than 100% of our REIT taxable income, we will be subject to U.S. federal income tax on our undistributed taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our stockholders for a calendar year is less than a minimum amount specified under the Code.

Generally, we expect to distribute all or substantially all of our REIT taxable income. However, we may decide to utilize our existing NOLs, if any, to reduce all or a portion of our taxable income in lieu of making corresponding distributions to our stockholders. If our cash available for distribution falls short of our estimates, we may be unable to maintain the proposed quarterly distributions that approximate our taxable income and, as a result, may be subject to U.S. federal income tax on the shortfall in distributions or may fail to qualify as a REIT. Our cash flows from operations may be insufficient to fund required distributions as a result of differences in timing between the actual receipt of income and the recognition of income for U.S. federal income tax purposes, or the effect of nondeductible expenditures, such as capital expenditures, payments of compensation for which Section 162(m) of the Code denies a deduction, the creation of reserves or required debt service or amortization payments.
We May Be Required to Borrow Funds, Sell Assets, or Raise Equity During Unfavorable Market Conditions to Remain Qualified as a REIT or to Fund Capital Expenditures, Future Growth and Expansion Initiatives
In order to meet the REIT distribution requirements and maintain our qualification and taxation as a REIT, or to fund capital expenditures, future growth and expansion initiatives, we may need to borrow funds, sell assets or raise equity, even if the then-prevailing market conditions are not favorable for these borrowings, sales or offerings. Any insufficiency of our cash flows to cover our REIT distribution requirements could adversely impact our ability to raise debt, to sell assets, or to offer equity securities in order to fund distributions required to maintain our expected qualification as a REIT and to avoid U.S. federal income and excise taxes. Furthermore, the REIT distribution requirements may increase the financing we need to fund capital expenditures, future growth and expansion initiatives, which would increase our total leverage.
Whether we issue equity, at what price and the amount and other terms of any such issuances will depend on many factors, including alternative sources of capital, our then-existing leverage, our need for additional capital, market conditions and other factors beyond our control. If we raise additional funds through the issuance of equity securities or debt convertible into equity securities, the percentage of stock ownership by our existing stockholders may be reduced. In addition, new equity securities or convertible debt securities could have rights, preferences and privileges senior to those of our current stockholders, which could substantially decrease the value of our securities owned by them. Depending on the share price we are able to obtain, we may have to sell a significant number of shares in order to raise the capital we deem necessary to execute our long-term strategy, and our stockholders may experience dilution in the value of their shares as a result.
In addition, if we fail to comply with certain asset tests at the end of any calendar quarter, we would have to correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to continue to qualify as a REIT. As a result, we may be required to liquidate otherwise attractive investments. These actions may reduce our income and amounts available for distribution to our stockholders.
Because, as a REIT, We Must Distribute Substantially All of Our Taxable Income From Our Real Estate Operations to Our Stockholders, We Will Continue to Need Additional Capital to Make New Investments. If Additional Funds Are Not Available on Favorable Terms, or At All, Our Ability to Make New Investments Will Be Impaired and the Issuance of Additional Equity Securities To Raise Funds May Result in Dilution
If we distribute substantially all of our taxable income to our stockholders and we desire to make new investments through our Operating Partnership, our business will require a substantial amount of capital. We may acquire additional capital from the issuance of securities senior to our common stock, additional borrowings or other indebtedness, or the issuance of additional securities, including limited partnership interests or other equity. However, we may not be able to raise additional capital in the future on favorable terms, or at all. Unfavorable economic conditions could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. This may materially affect our business and ability to grow and may impact the market’s perception of us and the price of our common stock.
Additional issuances of equity securities may result in dilution to our stockholders. Although we expect to deploy additional capital in accretive transactions, such additional dilution may reduce your percentage of ownership of the Company and voting percentage.
Our Cash Distributions Are Not Guaranteed and May Fluctuate
To maintain our qualification as a REIT, we must annually distribute to our stockholders an amount equal to at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gains.

The amount, timing and frequency of future distributions, however, will be at the sole discretion of our Board of Directors and will be declared based upon various factors, many of which are beyond our control, including, our financial condition and operating cash flows, the amount required to maintain REIT status and reduce any income and excise taxes that we otherwise would be required to pay, limitations on distributions in our existing and future debt instruments, our ability to utilize NOLs to offset, in whole or in part, our distribution requirements, limitations on our ability to fund distributions using cash generated through our TRSs and other factors that our Board of Directors may deem relevant. We may also have available NOLs that could reduce or substantially eliminate our REIT taxable income, and thus we may not be required to distribute material amounts of cash to remain qualified as a REIT. We expect that, for the foreseeable future, we will continue to utilize available NOLs to reduce our REIT taxable income. At December 31, 2017, we had a federal NOL carryforward of $76,176,000 available to use on our REIT tax return expiring in the years ending December 31, 2032 through 2036.
Complying with REIT Qualification Requirements May Limit Our Flexibility or Cause Us to Forego Otherwise Attractive Opportunities Beyond Rental Real Estate Operations
To remain qualified as a REIT for federal income tax purposes, we must continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts we distribute to our stockholders and the ownership of our stock. We may be required to make distributions to stockholders at times when it would be more advantageous to reinvest cash in our business or when we do not have funds readily available for distribution. Thus, compliance with the requirements to qualify as a REIT may hinder our ability to operate solely on the basis of maximizing profits.
In particular, in order to remain qualified as a REIT, we must ensure that at the end of each calendar quarter, at least 75% of the value of our assets consist of cash, cash items, government securities and qualified real estate assets. The remainder of our investment in securities (other than government securities, securities of any TRS or disregarded entity subsidiary of ours and securities that are qualified real estate assets) generally may not include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities, securities of any TRS or disregarded entity subsidiary of ours and securities that are qualified real estate assets) may consist of the securities of any one issuer. If we fail to comply with these requirements at the end of any calendar quarter, we must remedy the failure within 30 days after the end of the calendar quarter or qualify for certain limited statutory relief provisions to avoid losing our anticipated status as a REIT. As a result, we may have to liquidate otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.
Ownership and Transfer Limitations Contained in Our Charter May Restrict Stockholders From Acquiring or Transferring Shares
In order for us to remain qualified as a REIT, no more than 50% of the value of the outstanding shares of our stock may be owned, directly or indirectly or through application of certain attribution rules, by five or fewer “individuals” (as defined in the Code) at any time during the last half of a taxable year. To facilitate our qualification as a REIT, among other purposes, our charter generally prohibits any person from actually or constructively owning more than 9.8% of the value of our outstanding common stock and preferred stock or 9.8% (by value or by number of shares, whichever is more restrictive) of the outstanding shares of our common stock, unless our Board of Directors exempts the person from such ownership limitations. Absent such an exemption from our Board of Directors, the transfer of our stock to any person in excess of the applicable ownership limit, or any transfer of shares of such stock in violation of the other ownership and transfer restrictions contained in our charter, may be void under certain circumstances, and the intended transferee of such stock will acquire no rights in such shares. These provisions of our charter may have the effect of delaying, deferring or preventing someone from taking control of us, even though a change of control might involve a premium price for our stockholders or might otherwise be in their best interest.
Complying With the Requirements to Remain Qualified As a REIT May Limit Our Ability to Hedge Effectively and Increase the Cost of Our Hedging, and May Cause Us to Incur Tax Liabilities
As a REIT, certain provisions of the Code limit our ability to hedge liabilities. Generally, income from hedging transactions that we may enter into to manage risk of interest rate changes with respect to borrowings made or to be made to acquire or carry real estate assets will not constitute “gross income” for purposes of the Code’s REIT gross income tests, provided certain requirements are satisfied. To the extent that we enter into other types of hedging transactions, the income from those transactions is likely to be treated as non-qualifying income for purposes of the Code’s REIT gross income tests. As a result of these rules, we may need to limit our use of advantageous hedging techniques or implement those hedges through a TRS. This could increase the cost of our hedging activities because our TRSs would be subject to tax on income or gains resulting from hedges entered into by them or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear. In addition, losses in any of our TRSs generally will not provide any tax benefit, except for being carried forward for use against future taxable income in the applicable TRS.

We Have Limited Experience Operating as a Company That Qualifies as a REIT, Which May Adversely Affect Our Financial Condition, Results of Operations, Cash Flow and Ability to Satisfy Debt Service Obligations and the Per Share Trading Price of Our Common Stock
We began operating in a manner consistent with REIT qualification rules on January 1, 2016. Our senior management team, including the new members of the senior management team who were appointed in connection with our internal reorganization to a new organizational structure, has limited experience operating a corporation that qualifies as a REIT. The experience of our senior management team may not be sufficient to operate the Company successfully and in a manner that allows us to qualify as a REIT. Our failure to remain qualified as a REIT could adversely affect our financial condition, results of operations, cash flow, per share trading price of our common stock and ability to satisfy debt service obligations.
U.S. Federal Tax Reform Legislation Now and in the Future Could Affect Us, the Geographic Markets in Which We Operate, the Trading of Our Shares and Our Results of Operations, Both Positively and Negatively, in Ways That Are Difficult to Anticipate
The Tax Cuts and Jobs Act of 2017 (the “2017 Act”) represents sweeping tax reform legislation that makes significant changes to corporate and individual tax rates and the calculation of taxes, as well as international tax rules. So long as we remain a REIT, we are generally not required to pay federal taxes otherwise applicable to regular corporations if we comply with the various tax regulations governing REITs. Stockholders, however, are generally required to pay taxes on REIT dividends. The 2017 Act and future tax reform legislation could impact our share price or how stockholders and potential investors view an investment in us. For example, the decrease in corporate tax rates in the 2017 Act could decrease the attractiveness of the REIT structure relative to companies that are not organized as REITs. The legislation does, however, permit noncorporate holders of our common stock to deduct an amount equal to 20 percent of certain REIT dividends. In addition, while certain elements of the 2017 Act do not impact us directly, they could impact the geographic markets in which we operate as well as our tenants in ways, both positive and negative, that are difficult to anticipate. For example, the limitation in the 2017 Act on the deductibility of certain state and local taxes may make operating in jurisdictions that impose such taxes at higher rates less desirable than operating in jurisdictions imposing such taxes at lower rates. The overall impact of the 2017 Act also depends on the future interpretations and regulations that may be issued by U.S. tax authorities, and it is possible that future guidance could adversely impact us.
Our Board of Directors May Unilaterally Revoke Our Election to Be Taxed as a REIT, and This May Have Adverse Consequences for Our Stockholders
Our charter provides that our Board of Directors may revoke or otherwise terminate our REIT election without the approval of our stockholders, if the Board of Directors determines that it is no longer in our best interests to elect to be taxed as a REIT for U.S. federal income tax purposes. If we revoke or otherwise terminate our election to be so taxed, we will no longer be required to pay dividends to our stockholders and, if we do continue to pay dividends, we will not be allowed to deduct dividends paid to stockholders in computing our taxable income, and will be subject to federal income tax at regular corporate rates and state and local taxes, which may adversely impact our total return to our stockholders.
We May Not Realize the Anticipated Benefits to Stockholders, Including the Achievement of Significant Tax Savings for Us and Regular Distributions to Our Stockholders
Even if we remain qualified as a REIT, we cannot provide assurance that our stockholders will experience benefits attributable to our qualification and taxation as a REIT, including our ability to reduce our corporate level federal tax through regular distributions to stockholders. The realization of the anticipated benefits to stockholders will depend on numerous factors, many of which are outside our control. In addition, future cash distributions to stockholders will depend on our cash flows, as well as the impact of alternative, more attractive investments as compared to dividends. Further, changes in legislation or the federal tax rules could adversely impact the benefits of being a REIT.

RISKS RELATED TO OUR BUSINESS OPERATIONS AND THE REAL ESTATE INDUSTRY
Lending and Capital Market Conditions May Negatively Impact Our Liquidity and Our Ability to Finance or Refinance Projects or Repay Our Debt
Current U.S. and global economic conditions continue to remain uncertain despite recent improvements. The capital markets have improved from post-recession lows, with banks and permanent lenders originating new loans for real estate projects, particularly as their existing portfolio loans get paid off. Access to bank credit and capital remains open with banks and permanent lenders originating new loans for real estate projects. Lenders continue favoring high quality operating assets in strong markets. While banks continue to originate construction loans for multifamily projects, construction loans for office or retail projects remain difficult to obtain, unless the project has substantial pre-leasing in place or higher than historical equity commitments from the developer. However, in the current financial regulatory environment, limits are beginning to be placed on the overall liquidity in the market for construction loans provided by banks and new loans for commercial mortgage backed securities. Given this impact on market liquidity and for other reasons, we may not be able to obtain financings on terms comparable to those we secured in the past, or at all. Economic conditions during the recession required us to curtail our investment in certain new development opportunities, which negatively impacted our growth. Although we continue to break ground and complete construction projects consisting primarily of apartments in core markets, we remain cautious in investing in new development opportunities and have lowered our level of development activity. If economic conditions begin to trend downwards, and/or if interest rates on new loans rise significantly, we may be required to further curtail our development or expansion projects and potentially write down our investments in some projects.
Current economic conditions are still volatile and could deteriorate, which may impact our ability to refinance our debt and obtain renewals or replacement of credit enhancement devices, such as letters of credit, on favorable terms, or at all. While some of our current financings have extension options, some are contingent upon pre-determined underwriting qualifications. Projects may not meet the required conditions to qualify for such extensions. Our inability to extend, repay or refinance our debt when it becomes due, including upon a default or acceleration event, could result in foreclosure on the properties pledged as collateral, which could result in a loss of our investment. We may be unable to refinance or extend our maturing debt obligations and lenders in certain circumstances may require a higher rate of interest, repayment of a portion of the outstanding principal or additional equity contributions to the project.
A significant amount of our total outstanding long-term debt at December 31, 2017 becomes due in each of the next three fiscal years. If these amounts are unable to be refinanced, extended or repaid from other sources, such as sales of properties or the issuance of new equity, our cash flow may not be sufficient to repay all maturing debt.
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
The Ownership, Development and Management of Commercial Real Estate Remains Challenging During the Slow Economic Recovery
The current economic environment continues to impact the commercial real estate industry, specifically for retail and office properties. Some commercial tenants are experiencing financial pressure and are continuing to place demands on landlords to provide rent concessions. The financial hardships on some tenants are so severe that they may leave the market entirely or declare bankruptcy, creating fluctuating vacancy rates in commercial properties. The tenants in good financial condition may consider offers from competing projects and wait for the best possible deal before committing, which may also create fluctuating vacancy rates and cause us to lower rental rates in order to remain competitive.
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
In the construction of new projects, we generally guarantee the lien-free completion of the project to the construction loan lender. This guaranty is recourse to us and places the risk of construction delays and cost overruns on us. In addition, from time to time, we guarantee our construction obligations to major tenants and public agencies. These types of guarantees are released upon completion of the project, as defined. We may have significant expenditures in the future in order to comply with our lien-free completion obligations, which could have an adverse impact on our cash flows.
Our Pacific Park Brooklyn project is currently facing these and other development risks.

•
On June 30, 2014, we entered into a joint venture with Greenland Atlantic Yards, LLC, a subsidiary of Shanghai-based Greenland Holding Group Company Limited (“Greenland”), to develop Pacific Park Brooklyn, a 22 acre mixed-use project in Brooklyn, New York. Under the joint venture, Greenland acquired 70% of the project and co-develops the project with us, along with sharing in the entire project costs going forward in proportion to ownership interests. The joint venture will execute on the remaining development rights, including the infrastructure and vertical construction of the apartment units, but excluded Barclays Center (sold in January 2016) and 461 Dean Street apartment community. Consistent with the approved master plan, the joint venture will develop the remaining portion of Phase I and all of Phase II of the project, including the permanent rail yard. The remaining portion of Phase I that will be developed by the joint venture is comprised of seven buildings totaling approximately 3.1 million square feet. Phase II consists of seven buildings totaling approximately 3.3 million square feet.

Under the joint venture with Greenland, the Pacific Park Brooklyn project is managed by a board composed of three representatives from Greenland and two representatives from the Company. While decisions require a majority vote, many decisions labeled “Special Major Decisions” require a vote by us for approval. There is the risk that many of the decisions made by the joint venture would not be in our best interests and further, that an inability to agree on certain of the Special Major Decisions would trigger buy-sell rights and obligations between us and Greenland. The exercise of the buy-sell rights could result in our having to fund the purchase of Greenland’s interest in the entire joint venture or in one or more individual parcels. It could also result in having our interests be purchased and the loss of ownership of the Pacific Park Brooklyn project or of one or more parcels thereof.
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

Substantial additional costs for rail yard and infrastructure improvements, including a platform over the new permanent rail yard, will be required to proceed with Phase II of Pacific Park Brooklyn. More specifically, our agreement with the Metropolitan Transit Authority (“MTA”) requires collateral to be posted and for the construction of the permanent rail yard to be substantially complete by December 2017, subject to force majeure. In 2015, we notified the MTA of a force majeure delay of approximately 16 months, due to unforeseen site conditions. Collateral of $86,000,000 was posted with the MTA, of which our portion was 30%, or approximately $26,000,000, which resulted in an increase to our equity method investment.
There is also the potential for increased costs and further delays to the project as a result of (i) increasing construction costs, (ii) scarcity of labor and supplies, (iii) the unavailability of additional needed financing, (iv) our or our partners’ inability or failure to meet required equity contributions, (v) increasing rates for financing, (vi) our inability to meet certain agreed upon deadlines for the development of the project, (vii) other potential litigation seeking to enjoin or prevent the project or litigation for which there may not be insurance coverage and (viii) our or our partners’ inability to fulfill contractual obligations. In addition, as applicable contractual and other deadlines and decision points approach, we could have less time and flexibility to plan and implement our responses to these or other risks to the extent that any of them may actually arise. The occurrence of one or more of these factors could result in the fair value of our equity method investment to be less than the carrying value, which could result in a future impairment.
On January 15, 2018, we reached an agreement with our partner, Greenland USA, on the restructuring of the Pacific Park Brooklyn joint venture.  The transaction, which is expected to close in mid-2018, will increase Greenland USA’s ownership interest in the joint venture from 70% to 95% on future vertical construction costs, effective January 15, 2018, and reduce our ownership interest and future obligations to fund future vertical construction costs from 30% to 5%.  We will only have one representative on the Board and fewer decision rights. Completed or partially completed projects of the joint venture, including 38 Sixth Ave, 550 Vanderbilt, 535 Carlton and the related parking garages, will remain owned by Greenland USA and us on a 70%/30% basis, respectively, and the construction of the new permanent rail yard will continue to be a 70%/30% obligation. However, there can be no assurance that the transaction will be consummated as agreed upon and described above, or at all.
We Are Exposed to Litigation Risks Related to the Construction of 461 Dean Street
461 Dean Street is an apartment building in Brooklyn, New York adjacent to the Barclays Center at the Pacific Park Brooklyn project. This modular construction project opened during the three months ended September 30, 2016. We had a fixed price contract (the “CM Contract”) with Skanska USA to construct the apartment building. In 2014, Skanska USA ceased construction and we terminated the CM Contract for cause. Each party has filed lawsuits relating primarily to the project’s delays and associated additional completion costs. We continue to vigorously pursue legal action against Skanska USA for damages related to its default of the CM Contract. However, there is no assurance that we will be successful in recovering these damages or defending against Skanska USA’s claims.
Vacancies in Our Properties May Adversely Affect Our Results of Operations, Cash Flows and Fair Value Calculations
Our results of operations and cash flows may be adversely affected if we are unable to continue leasing a significant portion of our office, retail and apartment real estate portfolio. We depend on office, retail and apartment tenants in order to collect rents and other charges. The current market conditions have impacted our tenants on many levels. Despite improvement in certain economic measures, we believe it will take time for many of our current or prospective tenants to achieve a financial outlook similar to what they had prior to the recession, if ever. The market conditions have been particularly hard on retail tenants, many of whom have announced store closings and scaled back growth plans. If we are unable to sustain historical occupancy levels in our real estate portfolio, our cash flows and results of operations could be adversely affected. Our ability to sustain our current and historical occupancy levels also depends on many other factors discussed elsewhere in this section.
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
Our Properties and Businesses Face Significant Competition
The real estate industry is highly competitive in many of the markets in which we operate. Competition could over-saturate any market and create vacancies or hinder the lease-up at our properties, resulting in an adverse effect to our operations and cash flow which is currently evident in the New York apartment market. As a result, we may not have sufficient cash to meet the nonrecourse debt service requirements on certain of our properties. Although we may attempt to negotiate a restructuring with the mortgagee, we may not be successful, particularly in light of current credit markets, which could cause a property to be transferred to the mortgagee.
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
We May Be Unable to Transact on Our Chosen Strategic Alternatives for Our Remaining Retail Portfolio
In August 2016, our Board of Directors authorized a process to review strategic alternatives for a portion of our retail portfolio. Negotiations with two of our existing partners have resulted in the execution of signed definitive agreements with both QIC and Madison International for the disposition of 10 of our regional mall assets and 12 of our specialty retail assets, respectively.

During the three months ended December 31, 2017, we completed the sale of Shops at Northfield at Stapleton in Denver, Colorado, and South Bay Galleria in Redondo Beach, California which represented the first two regional mall assets to be sold to QIC. Through February 2018, we completed the sale of Antelope Valley Mall in Palmdale, California, and Mall at Robinson in Pittsburgh, Pennsylvania the third and fourth regional mall sale to QIC. We expect the sale of two additional regional malls to close in the first half of 2018 pending lender and other third-party approvals. The remaining four regional mall assets are expected to close as we secure replacement assets. While we anticipate that the partners will purchase the remaining malls as described above, there can be no assurance that the closings will occur. In particular, in the case of the properties owned in partnership with QIC, there is no contractual requirement that QIC complete the purchases by a particular date or at all, and if QIC elects not to complete the expected purchases, our remedy will be limited to having a right to negotiate for the sale of our interests in those properties to one or more other qualified purchasers. We expect to dispose of the majority of these retail assets in a tax-deferred manner and redeploy the equity from our retail portfolio into apartment and office assets that align with our focus on primarily core markets and urban, mixed-use placemaking projects, including amenity retail.
In December 2017, we closed on the conversion of substantially all of our common ownership interest to preferred ownership interest in 10 of the12 specialty retail assets. Closings on the conversion of our common interest in two other centers in the portfolio - Shops at Northern Boulevard and Queens Place - are expected in the first half of 2018 as remaining lender matters are addressed. Final closings on each of the individual specialty retail centers are expected to occur in 2018 as we secure replacement assets into which to redeploy our preferred interest.
As we continue to execute on our strategic alternatives for our retail portfolio, we may be required to update our undiscounted cash flow impairment analysis of our equity method investments, including estimated selling prices. Changes in these estimates and assumptions may result in future impairments. There can be no assurance any of the remaining transactions could be consummated in a tax deferred manner, or at all.
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
In addition, our ability to collect rents and other charges will be difficult if the tenant is bankrupt or insolvent. Our tenants have from time to time filed for bankruptcy or been involved in insolvency proceedings. We may be required to expense costs associated with leases of bankrupt tenants and may not be able to replace future rents for tenant space rejected in bankruptcy proceedings, which could adversely affect our properties. The current bankruptcies of some of our tenants, and the potential bankruptcies of other tenants in the future, could make it difficult for us to enforce our rights as lessor and protect our investment.
Based on tenants with contractual rent of greater than 2% as of December 31, 2017, our five largest office tenants by leased square feet are the City of New York, Takeda Pharmaceutical Company Limited, Anthem, Inc., Bank of New York Mellon Corp. and the U.S. Government. Given our large concentration of office space in the Greater New York City metropolitan area, we may be adversely affected by negative events specific to that region.
We May Be Negatively Impacted by the Consolidation or Closing of Anchor Stores
Our retail centers are generally anchored by department stores or other “big box” tenants. We could be adversely affected if anchor stores were to consolidate, close or enter into bankruptcy. Given the current economic environment for retailers, there is a heightened risk an anchor store could close or enter into bankruptcy. Although non-tenant anchors generally do not pay us rent, they typically contribute towards common area maintenance and other expenses. Even if we own the anchor space, we may be unable to re-lease this area or to re-lease it on comparable terms. The loss of these revenues could adversely affect our results of operations and cash flows. Further, the temporary or permanent loss of any anchor would likely reduce customer traffic in the retail center, which could lead to decreased sales at other retail stores. Rents obtained from other tenants may be adversely impacted as a result of co-tenancy clauses in their leases. In addition, some non-anchor tenants will have the ability to vacate and terminate their leases. One or more of these factors could cause the retail center to fail to meet its debt service requirements. The consolidation of anchor stores may also negatively affect current and future development projects. We may be required to invest additional capital to try to maintain occupancy, attract additional/replacement tenants and to maintain or improve the value of the asset.
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
Our High Debt Leverage May Prevent Us from Responding to Changing Business and Economic Conditions
Our high degree of debt leverage could limit our ability to obtain additional financing or adversely affect our liquidity and financial condition. We have a ratio of net debt (consisting of nonrecourse mortgage debt, revolving credit facility, term loan facility and convertible senior debt) to total market capitalization of approximately 35.0% and 39.3% at December 31, 2017 and 2016, respectively, based on our net debt outstanding at that date and the market value of our outstanding common stock. Our high leverage may adversely affect our ability to obtain additional financing for working capital, capital expenditures, acquisitions, development or other general corporate purposes and may make us more vulnerable to a prolonged downturn in the economy.
Nonrecourse mortgage debt is collateralized by individual completed rental properties, projects under development and undeveloped land. We do not expect to repay a substantial amount of the principal of our outstanding debt prior to maturity or to have available funds from operations sufficient to repay this debt at maturity. As a result, it will be necessary for us to refinance our debt through new debt financings or through equity offerings. If interest rates are higher at the time of refinancing, our interest expense would increase, which would adversely affect our results of operations and cash flows. Cash flows and our liquidity would also be adversely affected if we are required to repay a portion of the outstanding principal or contribute additional equity to obtain the refinancing. In addition, in the event we are unable to secure refinancing on acceptable terms, or at all, we might be forced to sell properties on unfavorable terms, which could result in the recognition of losses and could adversely affect our financial position, results of operations and cash flows. If we are unable to make the required payments on any debt collateralized by a mortgage on one of our properties or to refinance that debt when it comes due, the mortgage lender could take that property through foreclosure and, as a result, we could lose income and asset value as well as harm our Company reputation.
Our Corporate Debt Covenants Could Adversely Affect Our Financial Condition
We have guaranteed our Operating Partnership’s obligations under the $600,000,000 Revolving Credit Agreement (the “Revolving Credit Facility”) and $335,000,000 Term Loan Credit Agreement (the “Term Loan Facility”). The Revolving Credit Facility and Term Loan Facility have restrictive covenants, including a prohibition on certain types of disposition, mergers, consolidations, and limitations on lines of business we are allowed to conduct. Additionally, the Revolving Credit Facility and Term Loan Loan Facility contain financial covenants, including the maintenance of a maximum total leverage ratio, maximum secured and unsecured leverage ratios, maximum secured recourse leverage ratio, a minimum fixed charge coverage ratio, and a minimum unencumbered interest coverage ratio (all as specified in the Revolving Credit Facility and Term Loan Facility).
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
When a hedging agreement is required under the terms of a mortgage loan, it is often a condition that the hedge counterparty agree to certain conditions which include, but are not limited to, maintaining a specified credit rating. With the volatility in the financial markets and reporting requirements recently adopted by governmental agencies, there is a reduced pool of eligible counterparties that can meet or are willing to agree to the required conditions, which has resulted in an increased cost for hedging agreements. This could make it difficult to enter into hedging agreements in the future. Additionally, if a counterparty fails to satisfy any of the required conditions and we are unable to renegotiate the required conditions with the lender or find an alternative counterparty for such hedging agreements, we could be in default under the loan and the lender could take that property through foreclosure.
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

Any Rise in Interest Rates Will Increase Our Current and Future Interest Costs
Including the effect of the protection provided by the interest rate swaps, caps and long-term contracts in place as of December 31, 2017, a 100 basis point increase in taxable interest rates (including corporate debt and the effect of interest rate floors) would increase the annual pre-tax interest cost for the next 12 months of our current outstanding variable-rate debt by approximately $9,171,000 at December 31, 2017. Although tax-exempt rates generally move in an amount smaller than corresponding changes in taxable interest rates, a 100 basis point increase in tax-exempt rates would increase the annual pre-tax interest cost for the next 12 months of our current outstanding tax-exempt variable-rate debt by approximately $6,617,000 at December 31, 2017. This analysis includes a portion of our taxable and tax-exempt variable-rate debt related to construction loans for which the interest expense is capitalized. For variable rate bonds, during times of market illiquidity, a premium interest rate could be charged on the bonds to successfully market them, which would result in even higher interest rates. A rising interest rate environment would increase the cost of and affect our ability to refinance, secure or issue future borrowings on terms favorable to us, or at all. In addition, rising interest rates may affect our ability to develop, acquire or dispose of real estate at terms favorable to us.
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
Under certain environmental laws, an owner or operator of real property may become liable for the costs of the investigation, removal and remediation of hazardous or toxic substances at that property. These laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the presence of the hazardous or toxic substances. Certain contamination is difficult to remediate fully and can lead to more costly design specifications, such as a requirement to install vapor barrier systems, or a limitation on the use of the property and could preclude development of a site. The presence of hazardous substances on a property could also result in personal injury, claims against us by private parties or contributions made by us to other parties to pay claims. In addition, persons who arrange for the disposal or treatment of hazardous or toxic wastes may also be liable for the costs of the investigation, removal and remediation of those wastes at the disposal or treatment facility, regardless of whether that facility is owned or operated by that person.
We have invested, and will continue to invest in, properties that have been used for or are near properties that have had industrial purposes in the past. As a result, our properties are or may become contaminated with hazardous or toxic substances. We will incur costs to investigate and possibly to remediate those conditions and some contamination may remain in or under the properties even after such remediation. While we investigate these sites and work with all relevant governmental authorities to meet their standards given our intended use of the property, there may be new information identified in the future indicating there are additional unaddressed environmental impacts. In addition, there could be technical developments that will require new or different remedies to be undertaken in the future, and the regulatory standards imposed by governmental authorities could change in the future.
As a result of the above, the value of our properties could decrease, our income from developed properties could decrease, our projects could be delayed, we could become obligated to third parties pursuant to indemnification agreements or guarantees, our expense to remediate or maintain our properties could increase, and our ability to successfully sell, rent or finance our properties could be adversely affected by environmental matters in a manner that could have a material adverse effect on our financial position, cash flows or results of operation. We may incur losses related to environmental matters, including losses that may materially exceed any available insurance.

Our Directors and Executive Officers May Have Interests in Competing Properties, and We Do Not Have Non-Compete Agreements with Certain of Our Directors and Executive Officers
Under our current policy, no director or executive officer, including any member of the Ratner, Miller and Shafran families, is allowed to invest in a competing real estate opportunity without first obtaining the approval of the Audit Committee of our Board of Directors. We do not have non-compete agreements with any director or executive officer, other than Ronald Ratner, Bruce Ratner, David LaRue and Robert O’Brien. Upon leaving Forest City, any other director, officer or employee could compete with us. Notwithstanding our policy, we permit our principal stockholders who are officers and employees to develop, expand, operate or sell, independent of our business, certain commercial, industrial and residential properties they owned prior to the implementation of our policy. As a result of their ownership of these properties, a conflict of interest may arise between them and Forest City, which may not be resolved in our favor. The conflict may involve the development or expansion of properties that may compete with our properties and the solicitation of tenants to lease these properties.
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
A Downturn in the Housing Market May Adversely Affect Our Results of Operations and Cash Flows
At Stapleton, our remaining active land project, we depend on homebuilders and buyers to continue buying our land inventory. Our residential land sales at Stapleton have remained steady and historically have not been as negatively impacted by past recessions as other residential land projects throughout the United States. However, if the national housing market experiences a downturn, it may eventually have a more pronounced negative impact on Stapleton. Our ability to sustain our historical level of land sales at Stapleton depends in part on the continued strength of the local housing market. Our failure to successfully sell our land inventory on favorable terms, or at all, would adversely affect our results of operations and cash flows and could result in a write-down in the value of our land due to impairment.
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
In July 2010, the U.S. Congress enacted the Dodd Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). There are significant corporate governance and executive compensation-related requirements that have been, and will in the future be, imposed on publicly-traded companies under the Dodd-Frank Act. Several of these provisions require the SEC to adopt additional rules and regulations in these areas. For example, the Dodd-Frank Act requires publicly-traded companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments, heightens certain independence standards for compensation advisers and authorizes the SEC to promulgate rules that would allow stockholders to nominate their own candidates for board seats using a registrant’s proxy materials. Our efforts to comply with these requirements have resulted in, and are likely to continue to result in, an increase in expenses and a diversion of management’s time from other business activities. In addition, if stockholders do not vote to approve our executive compensation practices and/or new equity plans or amendments to our current equity plans, these actions may interfere with our ability to attract and retain key personnel who are essential to our future success. Given the uncertainty associated with both the results of the existing Dodd-Frank Act requirements and the manner in which additional provisions of the Dodd-Frank Act will be implemented by various regulatory agencies and through regulations, the full extent of the impact of such requirements on our operations is unclear. Accordingly, the changes resulting from the Dodd-Frank Act may impact the profitability of business activities, require changes to certain business practices, or otherwise adversely affect our financial condition, results of operations, cash flows, the quoted trading price of our securities and our ability to satisfy our debt service obligations and to pay dividends and distributions to our stockholders.
In addition, U.S. Government, Federal Reserve, U.S. Treasury and other governmental and regulatory bodies may take other actions to address the current economy. Additionally, the new U.S. presidential administration and Congress may take actions, whether through legislation, regulation, or administrative action, that would amend or repeal some or all of Dodd-Frank and/or other financial services legislation enacted in response to the financial crisis. While we cannot predict whether or when such actions may occur, such actions may have an adverse impact on our business, results of operations and financial condition.
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

•	Result in our inability to maintain the building systems relied upon by our tenants for the efficient use of their leased space;

•	Require significant management attention and resources to remedy any damages that result;

•	Subject us to claims for breach of contract, damages, credits, penalties or termination of leases or other agreements; or

•	Damage our reputation among our tenants, investors and associates.
Moreover, cyber incidents perpetrated against our tenants, including unauthorized access to customers’ credit card data and other confidential information, could diminish consumer confidence and consumer spending and negatively impact our business.

We Operate Through an Operating Partnership and, as Such, Rely on Funds Received From Our Operating Partnership to Pay Liabilities, and the Interests of Our Stockholders are Structurally Subordinated to All Liabilities and Obligations of Our Operating Partnership and Its Subsidiaries
We hold substantially all of our assets, and conduct substantially all of our business, through Forest City Enterprises, L.P., a Delaware limited partnership (the “Operating Partnership”). Consequently, our ability to service our debt obligations and ability to pay dividends on shares of our common stock is strictly dependent upon the earnings and cash flows of the Operating Partnership, the ability of its direct and indirect subsidiaries to first satisfy their obligations to creditors and the ability of the Operating Partnership to make intercompany distributions to us. Under the Delaware Revised Uniform Limited Partnership Act, the Operating Partnership will be prohibited from making any distribution to us to the extent that at the time of the distribution, after giving effect to the distribution, the total liabilities of the Operating Partnership (other than some non-recourse liabilities and certain liabilities to the partners in the Operating Partnership) would exceed the fair value of the Operating Partnership’s assets.
In addition, because we are a holding company, the equity interests of our stockholders will be structurally subordinated to all existing and future liabilities and obligations of the Operating Partnership and its subsidiaries. Therefore, in the event of our bankruptcy, liquidation or reorganization, claims of our stockholders will be satisfied only after all of our and the Operating Partnership’s and its subsidiaries’ liabilities and obligations have been paid in full.
If the Operating Partnership Fails to Qualify As a Partnership For Federal Income Tax Purposes, We Would Not Qualify As a REIT and Would Suffer Other Adverse Consequences
We believe that the Operating Partnership will be treated as a partnership for U.S. federal income tax purposes. As a partnership, the Operating Partnership will not be subject to entity-level federal income tax. Instead, each of its partners, including the Company, will be required to pay tax on its allocable share of the Operating Partnership’s income. There can be no assurance, however, that the IRS will not challenge the status of the Operating Partnership (or any other limited partnership subsidiary of the REIT) as a partnership for federal income tax purposes, or that a court would not sustain such a challenge. If the IRS were successful in treating the Operating Partnership (or any such other limited partnership subsidiary of the Company) as an entity taxable as a C corporation for U.S. federal income tax purposes, we would be unable to satisfy the gross income tests and certain of the asset tests that must be met in order to qualify as a REIT and, accordingly, we would likely be prevented from so qualifying. Also, the failure of the Operating Partnership or any limited partnership subsidiary of the Company to qualify as a partnership for U.S. federal income tax purposes could cause the partnership to become subject to U.S. federal and state corporate income tax, which would reduce significantly the amount of cash available for debt service and for distribution to the partners in such partnership, including the Company.
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
Our Interest May be Diluted Upon the Issuance of Additional Units of the Operating Partnership
Upon the issuance of partnership units in the Operating Partnership to partners other than the Company and FCILP, LLC, a wholly-owned direct subsidiary of the Company organized under the laws of the state of Delaware (“FCILP”), the percentage interest of the Company and FCILP (and therefore, the indirect interest of our stockholders) in assets of the Operating Partnership would be reduced. This reduction in the indirect interest of initial stockholders would remain if partnership units were redeemed for cash (provided such cash represented the proceeds of a new issuance of shares of our common stock) or for shares of our Class A common stock, even though our interest in the Operating Partnership would increase.
Conflicts of Interest May Arise Between the Interests of Our Stockholders and the Interests of Holders of Partnership Units
As the sole general partner of the Operating Partnership, we owe a duty of good faith and fair dealing to the limited partners in the Operating Partnership. In most cases, we expect that the interests of such limited partners will coincide with the interests of us and our stockholders because (a) we own a substantial amount of the limited partnership interests in the Operating Partnership and (b) the limited partners generally receive shares of our Class A common stock or cash proceeds tied to the share price of our Class A common stock upon redemption of their partnership units. Under certain circumstances, however, the rights and interests of the limited partners might conflict with those of our stockholders. The agreement of limited partnership of the Operating Partnership provides that in the event we determine, in our sole and absolute discretion, that any such conflict cannot be resolved in a manner not adverse to either our stockholders or the Operating Partnership’s limited partners, such conflict will be resolved in favor of our stockholders.

Our UPREIT Structure May Increase the Costs of Managing the Company and the Operational Complexity and Risk of Our Corporate Structure
The conversion of our predecessor, Forest City Enterprises, Inc., to the Operating Partnership may result in us incurring more costs than Forest City Enterprises, Inc. historically incurred, including professional expenses related to general and administrative, accounting, tax, consulting, audit and legal costs. There can be no assurance that our business plan and future expected growth will make up for any increase in general and administrative expenses. Further, we are structured as an UPREIT and as such, our operations are more complex than those of Forest City Enterprises, Inc. prior to the REIT conversion. This complexity may introduce other operational risks that previously did not exist and cannot reasonably be anticipated, and such risks may have a material adverse impact on our business, operations and/or financial condition.
Issuance of Securities by Us With Claims That Are Senior to Those of Holders of Shares of Our Common Stock May Limit or Prevent Us From Paying Dividends on Our Common Stock
Shares of our common stock are equity interests. As such, shares of our common stock will rank junior to any indebtedness and other non-equity claims with respect to assets available to satisfy claims on us. We may issue senior securities, which may expose us to risks associated with leverage, including increased risk of loss. If we issue preferred securities, which will rank senior to shares of our common stock in our capital structure, the holders of such preferred securities may have separate voting rights and other rights, preferences or privileges more favorable than the rights, preferences and privileges incident to holding shares of our common stock, and the issuance of such preferred securities could have the effect of delaying, deferring or preventing a transaction or a change of control that might involve a premium price for our stockholders or otherwise be in our best interest.
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
Certain Provisions of Our Charter and Bylaws and Maryland Law May Inhibit a Change in Control That Stockholders Consider Favorable and Could Also Limit the Market Price of Our Common Stock
Certain provisions in our charter and bylaws and Maryland law may impede, or prevent, a third party from acquiring control of us without the approval of our Board of Directors. These provisions:

•
impose restrictions on ownership and transfer of our stock (such provisions being intended to, among other purposes, facilitate our compliance with certain Code requirements relating to ownership of our stock);

•	prevent our stockholders from amending our bylaws;

•	limit who may call a special meeting of stockholders;

•	establish advance notice and informational requirements and time limitations on any director nomination or proposal that a stockholder wishes to make at a meeting of stockholders;

•	do not permit cumulative voting in the election of our Board of Directors, which would otherwise permit less than a majority of stockholders to elect one or more directors; and

•
authorize our Board of Directors to, without stockholder approval, amend our charter to increase or decrease the aggregate number of our shares of stock or the number of shares of stock of any class or series that we have authority to issue and classify or reclassify any unissued shares of common or preferred stock and set the preferences, rights and other terms of the classified or reclassified shares.

Certain Provisions of Maryland Law Could Impede Changes in Control
Certain provisions of the Maryland General Corporation Law (“MGCL”) may impede a third party from making a proposal to acquire us or inhibit a change of control under circumstances that otherwise could be in the best interest of holders of shares of our common stock, including:

•
“business combination” provisions that, subject to certain exceptions and limitations, prohibit certain business combinations between us and an “interested stockholder” (defined generally as any person who beneficially owns 10% or more of the voting power of our outstanding voting stock or an affiliate or associate of ours who, at any time within the two-year period immediately prior to the date in question, was the beneficial owner of 10% or more of the voting power of our then outstanding voting stock) or an affiliate thereof for five years after the most recent date on which the stockholder becomes an interested stockholder, and thereafter impose two supermajority stockholder voting requirements on these combinations;

•
“control share” provisions that provide that, subject to certain exceptions, holders of “control shares” of the Company (defined as voting shares which, when aggregated with other shares controlled by the stockholder, entitle the holder to exercise voting power in the election of directors within one of three increasing ranges) acquired in a “control share acquisition” (defined as the direct or indirect acquisition of ownership or control of issued and outstanding “control shares,” subject to certain exceptions) have no voting rights with respect to the control shares except to the extent approved by our stockholders by the affirmative vote of at least two-thirds of all the votes entitled to be cast on the matter, excluding all interested shares; and

•
additionally, Title 3, Subtitle 8 of the MGCL permits our board of directors, without stockholder approval and regardless of what is currently provided in our charter and bylaws, to implement certain corporate governance provisions.

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
The following presents information as of December 31, 2017 on our portfolio of real estate assets by operating segment including 2017 property openings, recently opened properties/redevelopment and projects under construction included in our Development segment, by product type, broken out by consolidated and unconsolidated assets.

Projects Under Construction
December 31, 2017

In addition to the growth in our operating portfolio through improved NOI at our existing properties, we have used development as a primary source of growth in our real estate operations. The following tables summarize projects under construction as of December 31, 2017 and properties we have opened during the year ended December 31, 2017.

		Anticipated
		Opening	Legal	Consolidated (C)	Cost at	Cost Incurred to Date (b)		No. of		Lease %
	Location	Date	Ownership %	Unconsolidated (U)	Completion (a)	Consolidated	Unconsolidated	Units	GLA	(c)
					(in millions)
2017 Phased Openings
Apartments
Arizona State Retirement System Joint Venture:
Axis	Los Angeles, CA	Q3-17/Q2-18	30%	C	$140.4	$140.6	$0.0	391	15,000	18%
Greenland Joint Venture:
Pacific Park Parking	Brooklyn, NY	Q1-17/Q1-18	30%	U	46.2	0.0	40.4	—	—
Mint Town Center	Denver, CO	Q4-17/Q2-18	88%	C	94.0	83.0	0.0	399	7,000	16%
					$280.6	$223.6	$40.4	790	22,000
Projects Under Construction
Apartments:
Arizona State Retirement System Joint Venture:
Ardan	Dallas, TX	Q1-18/Q2-18	30%	C	$122.1	$93.0	$0.0	389	4,250

Ballston Quarter Residential	Arlington, VA	Q3-18/Q1-19	51%	U	181.9	0.0	69.8	406	53,000
Aster Conservatory Green North (d)	Denver, CO	Q1-19	0%	C	59.9	5.7	0.0	256	—
The Yards - The Guild (d)	Washington, D.C.	Q1-19	0%	C	94.5	42.4	0.0	191	6,000
Capper 769	Washington, D.C.	Q1-19	25%	U	71.8	0.0	24.6	179	—
					$530.2	$141.1	$94.4	1,421	63,250
Retail:
Ballston Quarter Redevelopment	Arlington, VA	Q3-18	51%	U	86.7	0.0	57.7	—	307,000	42%
Total Projects Under Construction					$616.9	$141.1	$152.1

Property Openings
December 31, 2017

	Location	Date Opened	Legal Ownership %	Consolidated (C) Unconsolidated (U)	Cost at Completion (a)	No. of Units	GLA	Lease % (c)
					(in millions)
2017 Property Openings
Office:
The Bridge at Cornell Tech	Roosevelt Island, NY	Q2-17	100%	C	$164.1	—	235,000	53%

Apartments:
VYV	Jersey City, NJ	Q3-17	50%	U	$214.3	421	9,000	35%
Greenland Joint Venture:
38 Sixth Ave	Brooklyn, NY	Q3-17/Q4-17	30%	U	$202.7	303	28,000	23%
550 Vanderbilt (condominiums)	Brooklyn, NY	Q1-17/Q3-17	30%	U	362.7	278	7,000
535 Carlton	Brooklyn, NY	Q1-17/Q2-17	30%	U	168.1	298	—	66%
					$733.5	879	35,000

461 Dean Street (e)	Brooklyn, NY	Q3-16/Q1-17	100%	C	$151.3	363	4,000	92%
The Bixby	Washington, D.C.	Q3-16/Q2-17	25%	U	$59.2	195	—	97%
Arizona State Retirement System Joint Venture:
Eliot on 4th	Washington, D.C.	Q1-17/Q3-17	30%	C	$138.3	365	5,000	66%
NorthxNorthwest	Philadelphia, PA	Q4-16/Q1-17	30%	C	115.0	286	—	49%
					$253.3	651	5,000
					$1,411.6	2,509	53,000
Retail:
The Yards - District Winery	Washington, D.C.	Q3-17	100%	C	$10.6	—	16,150	100%
Total Property Openings					$1,586.3

(a)	Represents estimated project costs to achieve stabilization. Amounts exclude capitalized interest not allocated to the underlying joint venture.

(b)	Represents total capitalized project costs incurred to date, including all capitalized interest related to the development project.

(c)	Lease commitments as of February 1, 2018.

(d)
Represents an apartment community under construction in which the Company has a 0% legal ownership interest. However, the Company is the project developer, on a fee basis. In addition, the Company has issued a project completion guarantee to the first mortgagee and is funding a portion of the construction costs through a mezzanine loan to the owner. As a result, the Company determined it was the primary beneficiary of this variable interest entity and has consolidated the project. The Company has an exclusive option to purchase the constructed asset for an amount approximating cost at completion.

(e)	During the year ended December 31, 2017, the Company recorded an impairment related to 461 Dean Street of $44.3 million. Costs at completion has been adjusted by this impairment.

Real Estate Operating Portfolio as of December 31, 2017 - Office Segment

Property Count	Name	Date of Opening/ Acquisition/ Expansion	Legal Ownership (1)	Company Ownership (2)	Consolidated (C) Unconsolidated (U)	Location	Major Tenants	Gross Leasable Area	Gross Leasable Area at Company %
	Life Science
	University Park at MIT
1	26 Landsdowne Street	1987	100%	100%	C	Cambridge, MA	Fulcrum Therapeutics	103,000	103,000
2	35 Landsdowne Street	2002	100%	100%	C	Cambridge, MA	Millennium Pharmaceuticals	202,000	202,000
3	300 Massachusetts Ave	2016	50%	50%	U	Cambridge, MA	Millennium Pharmaceuticals	246,000	123,000
4	350 Massachusetts Ave	1998	50%	50%	U	Cambridge, MA	Millennium Pharmaceuticals	169,000	85,000
5	38 Sidney Street	1989	50%	50%	U	Cambridge, MA	Sanofi Pasteur Biologics; Blueprint Medicines Corp.	122,000	61,000
6	40 Landsdowne Street	2003	100%	100%	C	Cambridge, MA	Millennium Pharmaceuticals	215,000	215,000
7	45/75 Sidney Street	1999	100%	100%	C	Cambridge, MA	Blueprint Medicines Corp.; Novartis; Takeda Vaccines	277,000	277,000
8	64 Sidney Street	1990	100%	100%	C	Cambridge, MA	Vericel Corporation; Agios Pharmasceuticals	126,000	126,000
9	65 Landsdowne Street	2001	100%	100%	C	Cambridge, MA	Partners HealthCare System	122,000	122,000
10	88 Sidney Street	2002	100%	100%	C	Cambridge, MA	Agios Pharmaceuticals	146,000	146,000
11	Johns Hopkins - 855 North Wolfe Street	2008	84%	99%	C	Baltimore, MD	Johns Hopkins; Lieber Institute; Rapafusyn	279,000	276,000
12	University of Pennsylvania	2004	100%	100%	C	Philadelphia, PA	University of Pennsylvania	122,000	122,000
	Life Science Total							2,129,000	1,858,000
	New York
13	New York Times	2007	100%	100%	C	Manhattan, NY	ClearBridge Advisors, LLC, a Legg Mason Co.; Covington & Burling; Osler Hoskin & Harcourt; Seyfarth Shaw	736,000	736,000
14	Harlem Office	2003	100%	100%	C	Manhattan, NY	Office of General Services-Temporary Disability & Assistance; State Liquor Authority	147,000	147,000
15	Atlantic Terminal Office	2004	100%	100%	C	Brooklyn, NY	Bank of New York; HSBC	400,000	400,000
	MetroTech Campus
16	One MetroTech Center	1991	83%	83%	C	Brooklyn, NY	JP Morgan Chase; National Grid	904,000	746,000
17	Two MetroTech Center	1990	83%	83%	C	Brooklyn, NY	City of New York - Board of Education; City of New York - DoITT; Internal Revenue Service; NYU	517,000	427,000
18	Nine MetroTech Center	1997	85%	85%	C	Brooklyn, NY	City of New York - Fire Department	317,000	269,000
19	Eleven MetroTech Center	1995	85%	85%	C	Brooklyn, NY	City of New York - DoITT; E-911	216,000	184,000
20	Twelve MetroTech Center	2004	100%	100%	C	Brooklyn, NY	National Union Fire Insurance Co.	177,000	177,000
21	Fifteen MetroTech Center	2003	95%	95%	C	Brooklyn, NY	Wellpoint, Inc.; City of New York - HRA	649,000	617,000
22	One Pierrepont Plaza	1988	100%	100%	C	Brooklyn, NY	Morgan Stanley; Mt. Sinai School of Medicine; G.S.A.	763,000	763,000
	New York Total							4,826,000	4,466,000

Real Estate Operating Portfolio as of December 31, 2017 - Office Segment (continued)

Property Count	Name	Date of Opening/ Acquisition/ Expansion	Legal Ownership (1)	Company Ownership (2)	Consolidated (C) Unconsolidated (U)	Location	Major Tenants	Gross Leasable Area	Gross Leasable Area at Company %
	Other Office
23	Ballston Common Office Center	2005	100%	100%	C	Arlington, VA	National Protection and Programs Directorate	176,000	176,000
24	Edgeworth Building	2006	100%	100%	C	Richmond, VA	Hirschler Fleischer; Ernst & Young; Rummel, Klepper & Kahl	139,000	139,000
25	Glen Forest Office Park	2007	100%	100%	C	Richmond, VA	The Brinks Co.; Bon Secours Virginia HealthSource; CAPTECH Ventures	563,000	563,000
26	Fidelity Investments	2008/2009	80%	80%	C	Albuquerque, NM	Fidelity Investments	210,000	168,000
	Station Square
27	Commerce Court	2007	100%	100%	C	Pittsburgh, PA	US Bank; Wesco Distributors; Cardworks Services; Marc USA	375,000	375,000
28	Landmark Building	1994/2002	100%	100%	C	Pittsburgh, PA	Century Link Communications; Grand Concourse Restaurant	84,000	84,000
29	Westfield San Francisco Centre - Emporium Office	2006	50%	50%	U	San Francisco, CA	San Francisco State University; Cruncyroll Inc.; TRUSTe, Inc.	242,000	121,000
	Other Office Total							1,789,000	1,626,000
	Total Office Buildings at December 31, 2017							8,744,000	7,950,000
	Total Office Buildings at December 31, 2016							9,794,000	8,978,000
	Consolidated Office Buildings Total							7,965,000	7,560,000
	Unconsolidated Office Buildings Total							779,000	390,000
	Total Office Buildings							8,744,000	7,950,000

Real Estate Operating Portfolio as of December 31, 2017 - Apartment Segment

Property Count	Name	Date of Opening/ Acquisition/ Expansion	Legal Ownership (1)	Company Ownership (2)	Consolidated (C) Unconsolidated (U)	Location	Leasable Units (3)	Leasable Units at Company % (3)
	Core Market Apartment Communities
	Greater New York City
1	8 Spruce Street	2011/2012	26%	26%	U	Manhattan, NY	899	234
2	DKLB BKLN	2009/2010	51%	51%	U	Brooklyn, NY	365	186
3	Queenswood	1990	94%	94%	C	Corona, NY	296	278
4	Worth Street	2003	50%	50%	U	Manhattan, NY	331	166
							1,891	864
	Boston
5	100 (100 Landsdowne)	2005	100%	100%	C	Cambridge, MA	203	203
6	91 Sidney	2002	100%	100%	C	Cambridge, MA	135	135
7	KBL	1990	3%	100%	C	Cambridge, MA	142	142
8	Loft 23	2005	100%	100%	C	Cambridge, MA	51	51
9	Radian	2014	50%	50%	U	Boston, MA	240	120
							771	651
	Greater Washington D.C.
10	American Cigar Lofts	2000	100%	100%	C	Richmond, VA	174	174
11	Cameron Kinney Lofts	2007	100%	100%	C	Richmond, VA	259	259
12	Consolidated Carolina Lofts	2003	100%	100%	C	Richmond, VA	166	166
13	Cutter’s Ridge	2006	100%	100%	C	Richmond, VA	12	12
14	Grand	1999	43%	43%	U	North Bethesda, MD	552	236
15	Lucky Strike Lofts	2008	100%	100%	C	Richmond, VA	131	131
16	Lenox Club	1991	48%	48%	U	Arlington, VA	386	183
17	Lenox Park	1992	48%	48%	U	Silver Spring, MD	407	193
	The Yards
18	Foundry Lofts	2011	80%	100%	C	Washington, D.C.	170	170
19	Twelve12 (4)	2014	80%	100%	C	Washington, D.C.	218	218
							2,475	1,742
	Los Angeles
20	Metro 417	2005	100%	100%	C	Los Angeles, CA	277	277
21	The Met	1989	100%	100%	C	Los Angeles, CA	270	270
							547	547
	Greater San Francisco
22	2175 Market Street	2014	30%	30%	C	San Francisco, CA	88	26
23	Bayside Village	1988-1989	50%	50%	C	San Francisco, CA	862	431
24	Presidio Landmark	2010	100%	100%	C	San Francisco, CA	161	161
25	The Uptown	2008	30%	30%	C	Oakland, CA	665	292	(5)
							1,776	910

Real Estate Operating Portfolio as of December 31, 2017 - Apartment Segment (continued)

Property Count	Name	Date of Opening/ Acquisition/ Expansion	Legal Ownership (1)	Company Ownership (2)	Consolidated (C) Unconsolidated (U)	Location	Leasable Units (3)	Leasable Units at Company % (3)
	Core Market Apartment Communities (continued)
	Chicago
26	1251 South Michigan	2006	1%	100%	C	Chicago, IL	91	91
27	Pavilion	1992	95%	95%	C	Chicago, IL	1,114	1,058
28	Sky55	2006	100%	100%	C	Chicago, IL	411	411
							1,616	1,560
	Philadelphia
29	Drake Tower	1998	95%	95%	C	Philadelphia, PA	284	270
30	Lofts at 1835 Arch	2001	95%	95%	C	Philadelphia, PA	191	182
31	Museum Towers	1997	37%	37%	C	Philadelphia, PA	286	107
32	One Franklin Town	1988	100%	100%	C	Philadelphia, PA	335	335
							1,096	894
	Denver
	Stapleton
33	Aster Conservatory Green	2013-2014	90%	90%	C	Denver, CO	352	317
34	Aster Town Center North	2015-2016	90%	90%	C	Denver, CO	135	122
35	Botanica Eastbridge	2012	90%	90%	C	Denver, CO	118	106
36	The Aster Town Center	2012	90%	90%	C	Denver, CO	85	77
37	Town Center (6)	2004/2007	90%	90%	C	Denver, CO	298	268
							988	890
	Dallas
38	3700M	2014	25%	25%	U	Dallas, TX	381	95
39	Mercantile Place on Main	2008	100%	100%	C	Dallas, TX	366	366
40	The Continental	2013	90%	100%	C	Dallas, TX	203	203
41	The Wilson	2007	100%	100%	C	Dallas, TX	135	135
							1,085	799
	Core Market Apartment Communities Total						12,245	8,857
	Non-Core Market Apartment Communities
42	1111 Stratford	2013-2014	100%	100%	C	Stratford, CT	128	128
43	Big Creek	1996-2001	50%	50%	U	Parma Heights, OH	516	258
44	Camelot Towers	1967	50%	50%	U	Parma Heights, OH	151	76
45	Cherry Tree	1996-2000	100%	100%	C	Strongsville, OH	444	444
46	Chestnut Lake	1969	100%	100%	C	Strongsville, OH	789	789
47	Cobblestone Court Apartments	2006-2009	50%	50%	U	Painesville, OH	400	200
48	Copper Tree Apartments	1998	50%	50%	U	Mayfield Heights, OH	342	171
49	Deer Run	1987-1990	46%	46%	U	Twinsburg, OH	562	259
50	Easthaven at the Village	1994/1995	100%	100%	C	Beachwood, OH	360	360
51	Hamel Mill Lofts	2008-2010	100%	100%	C	Haverhill, MA	305	305

Real Estate Operating Portfolio as of December 31, 2017 - Apartment Segment (continued)

Property Count	Name	Date of Opening/ Acquisition/ Expansion	Legal Ownership (1)	Company Ownership (2)	Consolidated (C) Unconsolidated (U)	Location	Leasable Units (3)	Leasable Units at Company % (3)
	Non-Core Market Apartment Communities (continued)
52	Hamptons	1969	50%	50%	U	Beachwood, OH	651	326
53	Heritage	2002	100%	100%	C	San Diego, CA	230	230
54	Hummingbird Pointe Apartments	1972-1973	100%	100%	C	Parma, OH	406	406
55	Hunter’s Hollow	1990	50%	50%	U	Strongsville, OH	208	104
56	Independence Place I	1973	50%	50%	C	Parma Heights, OH	202	101
57	Independence Place II	2003	100%	100%	C	Parma Heights, OH	200	200
58	Knolls	1995	100%	100%	C	Orange, CA	260	260
59	Liberty Hills Apartments	1979-1986	50%	50%	U	Solon, OH	396	198
60	Midtown Towers	1969	100%	100%	C	Parma, OH	635	635
61	North Church Towers and Gardens	2009	100%	100%	C	Parma Heights, OH	399	399
62	Pine Ridge Apartments	1967-1974, 2005-2007	50%	50%	U	Willoughby Hills, OH	1,309	655
63	River Lofts at Ashton Mill	2005	100%	100%	C	Cumberland, RI	195	195
64	Settler’s Landing Apartments	2000-2004	50%	50%	U	Streetsboro, OH	408	204
65	Stratford Crossings	2007-2010	100%	100%	C	Wadsworth, OH	348	348
66	Surfside Towers	1970	50%	50%	U	Eastlake, OH	246	123
67	Tamarac	1990-2001	50%	50%	U	Willoughby, OH	642	321
68	Winchester Lofts	2014-2015	65%	100%	C	New Haven, CT	158	158
	Non-Core Market Apartment Communities Total						10,890	7,853
	Apartment Communities Total						23,135	16,710

	Consolidated Apartment Communities Total						13,743	12,402
	Unconsolidated Apartment Communities Total						9,392	4,308
	Apartment Communities Total						23,135	16,710

Property Count	Name	Date of Opening/ Acquisition/ Expansion	Legal Ownership (1)	Company Ownership (2)	Consolidated (C) Unconsolidated (U)	Location	Leasable Units (3)	Leasable Units at Company % (3)
	Federally Assisted Housing
1	Burton Place	2000	100%	100%	U	Burton, MI	200	200
2	Carl D. Perkins	2002	100%	100%	U	Pikeville, KY	150	150
3	Cedar Place	1974	4%	100%	C	Lansing, MI	220	220
4	Connellsville Towers (Sold January 2018)	1981	28%	28%	U	Connellsville, PA	111	31
5	Donora Towers	2002	100%	100%	U	Donora, PA	103	103
6	Noble Towers	1979	50%	50%	U	Pittsburgh, PA	133	67
	Federally Assisted Housing Total						917	771
	Combined Apartments Total						24,052	17,481
	Federally Subsidized Housing (Total of 4 Buildings)						623
	Total Apartment Units at December 31, 2017						24,675
	Total Apartment Units at December 31, 2016						31,194

Real Estate Operating Portfolio as of December 31, 2017 - Apartment Segment (continued)

Real Estate Operating Portfolio as of December 31, 2017 - Retail Segment

Property Count	Name	Date of Opening/ Acquisition/ Expansion	Legal Ownership (1)	Company Ownership (2)	Consolidated (C) Unconsolidated (U)	Location	Major Tenants/Anchors	Total Square Feet	Total Square Feet at Company %	Gross Leasable Area	Gross Leasable Area at Company %
	QIC
1	Antelope Valley Mall (Sold January 2018)	1990/1999/ 2014/2015	51%	51%	U	Palmdale, CA	Macy’s; Sears; JCPenney; Dillard’s; Forever 21; Cinemark Theatre; Dick’s Sporting Goods	1,185,000	604,000	654,000	334,000
2	Galleria at Sunset	1996/2000/2015	51%	51%	U	Henderson, NV	Dillard’s; Macy’s; JCPenney; Dick’s Sporting Goods; Kohl’s	1,598,000	815,000	443,000	226,000
3	Mall at Robinson (Sold February 2018)	2001	51%	51%	U	Pittsburgh, PA	Macy’s; Sears; JCPenney; Dick’s Sporting Goods	903,000	461,000	386,000	197,000
4	Promenade Temecula	1999/2002/2009	51%	51%	U	Temecula, CA	JCPenney; Sears; Macy’s; Edwards Cinema	1,275,000	650,000	540,000	275,000
5	Shops at Wiregrass	2008	51%	51%	U	Tampa, FL	JCPenney; Dillard’s; Macy’s; Barnes & Noble	748,000	381,000	359,000	183,000
6	Short Pump Town Center	2003/2005	34%	34%	U	Richmond, VA	Nordstrom; Macy’s; Dillard’s; Dick’s Sporting Goods	1,341,000	456,000	720,000	244,000
7	Victoria Gardens	2004/2007	51%	51%	U	Rancho Cucamonga, CA	Bass Pro Shops; Macy’s; JCPenney; AMC Theatres	1,379,000	703,000	864,000	440,000
8	Westchester’s Ridge Hill	2011/2012	49%	49%	U	Yonkers, NY	Lord & Taylor; WESTMED Medical Group; Apple; LA Fitness; Whole Foods; Dick’s Sporting Goods; National Amusements’ Cinema de Lux; Legoland; Lowe’s	1,215,000	595,000	1,215,000	595,000
	QIC Total							9,644,000	4,665,000	5,181,000	2,494,000
	Madison (7)
9	Atlantic Center	1996	51%	51%	U	Brooklyn, NY	Stop & Shop; Old Navy; Marshall’s; NYC - Dept of Motor Vehicles; Best Buy; Burlington Coat Factory	394,000	201,000	394,000	201,000
10	Atlantic Terminal Mall	2004	51%	51%	U	Brooklyn, NY	Target; Designer Shoe Warehouse; Uniqlo; Chuck E. Cheese’s; Guitar Center	371,000	189,000	371,000	189,000
11	Castle Center	2000	51%	51%	U	Bronx, NY	Stop & Shop	63,000	32,000	63,000	32,000
12	Columbia Park Center	1999	38%	38%	U	North Bergen, NJ	Shop Rite; Old Navy; LA Fitness; Shopper’s World; Phoenix Theatres; Big Lots	339,000	129,000	339,000	129,000
13	Forest Avenue	2000	51%	51%	U	Staten Island, NY	United Artists Theatres	70,000	36,000	70,000	36,000
14	Harlem Center	2002	51%	51%	U	Manhattan, NY	Marshall’s; CVS/Pharmacy; Staples; H&M	126,000	64,000	126,000	64,000
15	Queens Place	2001	51%	51%	U	Queens, NY	Target; Best Buy; Designer Shoe Warehouse; Macy’s Furniture; Macy’s Backstage	455,000	232,000	222,000	113,000
16	Shops at Gun Hill Road (8)	1997	51%	51%	U	Bronx, NY	Home Depot; Chuck E. Cheese’s	147,000	75,000	147,000	75,000
17	Shops at Northern Boulevard	1997	51%	51%	U	Queens, NY	Stop & Shop; Marshall’s; Old Navy; Guitar Center; Raymour & Flanigan Furniture	218,000	111,000	218,000	111,000
18	Shops at Richmond Avenue	1998	51%	51%	U	Staten Island, NY	Staples; Dick’s Sporting Goods	76,000	39,000	76,000	39,000

Real Estate Operating Portfolio as of December 31, 2017 - Retail Segment (continued)

Property Count	Name	Date of Opening/ Acquisition/ Expansion	Legal Ownership (1)	Company Ownership (2)	Consolidated (C) Unconsolidated (U)	Location	Major Tenants/Anchors	Total Square Feet	Total Square Feet at Company %	Gross Leasable Area	Gross Leasable Area at Company %
	Madison (continued)
19	The Heights	2000	51%	51%	U	Brooklyn, NY	United Artists Theatres; Barnes & Noble	102,000	52,000	102,000	52,000
	Madison Total							2,361,000	1,160,000	2,128,000	1,041,000
	Other Retail
20	42nd Street	1999	51%	51%	U	Manhattan, NY	AMC Theatres; Madame Tussaud’s Wax Museum; Dave & Buster’s; Ripley’s Believe It or Not!; Modell’s	312,000	159,000	312,000	159,000
21	Brooklyn Commons	2004	100%	100%	C	Brooklyn, NY	Lowe’s	151,000	151,000	151,000	151,000
22	Charleston Town Center	1983	50%	50%	U	Charleston, WV	Macy’s; JCPenny; Brickstreet Insurance	892,000	446,000	492,000	246,000
23	East River Plaza	2009/2010	50%	50%	U	Manhattan, NY	Costco; Target; Old Navy; Marshall’s; PetSmart; Bob’s Furniture; Aldi; Burlington Coat Factory	529,000	265,000	529,000	265,000
24	Shops at Atlantic Center Site V	1998	100%	100%	C	Brooklyn, NY	Modell’s; PC Richard & Son	47,000	47,000	17,000	17,000
25	Station Square	1994/2002	100%	100%	C	Pittsburgh, PA	Hard Rock Café; Buca di Beppo; Texas de Brazil; Pittsburgh Riverhounds	153,000	153,000	153,000	153,000
	The Yards
26	Boilermaker Shops	2012	100%	100%	C	Washington, D.C.	Willie’s Brew & Que; Bluejacket Brewery	40,000	40,000	40,000	40,000
27	Lumber Shed	2013	100%	100%	C	Washington, D.C.	FC Washington; Osteria Morini; Agua 301	31,000	31,000	31,000	31,000
28	Westfield San Francisco Centre	2006	50%	50%	U	San Francisco, CA	Nordstrom; Bloomingdale’s; Century Theatres	1,184,000	592,000	538,000	269,000
	Other Retail Total							3,339,000	1,884,000	2,263,000	1,331,000
	Total Retail Centers at December 31, 2017							15,344,000	7,709,000	9,572,000	4,866,000
	Total Retail Centers at December 31, 2016							18,589,000	10,168,000	11,125,000	6,093,000

	Consolidated Retail Centers Total							422,000	422,000	392,000	392,000
	Unconsolidated Retail Centers Total							14,922,000	7,287,000	9,180,000	4,474,000
	Total Retail Centers							15,344,000	7,709,000	9,572,000	4,866,000

Real Estate Operating Portfolio as of December 31, 2017 - Development Segment

Property Count	Name	Date of Opening/ Acquisition/ Expansion	Legal Ownership (1)	Company Ownership (2)	Consolidated (C) Unconsolidated (U)	Location	Major Tenants/Anchors	Total Square Feet	Total Square Feet at Company %	Gross Leasable Area	Gross Leasable Area at Company %
	Office Buildings
1	1812 Ashland Ave	2016	85%	100%	C	Baltimore, MD	Johns Hopkins University			164,000	164,000
2	The Bridge at Cornell Tech	2017	100%	100%	C	Roosevelt Island, NY	Cornell Tech			235,000	235,000
										399,000	399,000
	Other Retail
1	Ballston Quarter	1986/1999	51%	51%	U	Arlington, VA	Macy’s; Sport & Health; Regal Cinemas	578,000	295,000	310,000	158,000
2	The Yards - District Winery	2017	100%	100%	C	Washington, D.C.	District Winery	16,000	16,000	16,000	16,000
								594,000	311,000	326,000	174,000

Property Count	Name	Date of Opening/ Acquisition/ Expansion	Legal Ownership (1)	Company Ownership (2)	Consolidated (C) Unconsolidated (U)	Location	Units (3)	Units at Company % (3)
	Apartment Communities
1	38 Sixth Ave	2017	30%	30%	U	Brooklyn, NY	303	91
2	461 Dean Street	2016	100%	100%	C	Brooklyn, NY	363	363
3	535 Carlton	2017	30%	30%	U	Brooklyn, NY	298	89
4	Axis	2017/2018	30%	30%	C	Los Angeles, CA	391	116
5	Blossom Plaza	2016	30%	30%	C	Los Angeles, CA	237	70
6	Eliot on 4th	2017	30%	30%	C	Washington, D.C.	365	108
7	Kapolei Lofts	2015-2016	100%	0%	C	Kapolei, HI	499	—
8	Mint Town Center	2017-2018	88%	88%	C	Denver, CO	399	351
9	NorthxNorthwest	2016-2017	30%	30%	C	Philadelphia, PA	286	85
10	The Bixby	2016	25%	25%	U	Washington, D.C.	195	39	(9)
	The Yards
11	Arris	2016	30%	30%	C	Washington, D.C.	327	97
12	VYV	2017	50%	50%	U	Jersey City, NJ	421	211
	Total Apartment Units at December 31, 2017						4,084	1,620
	Condominium
1	550 Vanderbilt	2017	30%	30%	U	Brooklyn, NY	278	83

(1)	Represents our actual equity ownership in the underlying property, rounded to the nearest whole percent.

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

(3)	Represents 100% of the leasable units in the apartment community. Leasable units at company ownership % represent the total leasable units multiplied by the company ownership percent.

(4)	Includes 88,000 square feet of retail GLA and GLA at Company %. Major tenants include Harris Teeter Grocery and VIDA Fitness.

(5)	Represents 30% of 530 market rate units and 100% of 135 affordable units.

(6)	Includes 98,000 square feet of retail GLA (88,000 square feet at Company %). Major tenants include King Soopers, Walgreen’s, Casey’s Pub, Chipotle, SDC Services Corp., and SCL Health.

(7)
In accordance with the signed definitive agreement to dispose of our 12 specialty retail centers to Madison, during Q4 2017, we converted our common ownership interest in 10 assets to preferred ownership interests. For purposes of the Madison transaction, Shops at Gun Hill Road is considered two properties.

(8)	Includes Waring and Ely properties at Shops at Gun Hill Road.

(9)	Represents 25% of 156 market rate units and 0% of 39 affordable units.

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
Executive Officers of the Registrant
The following list is included in Part I of this Report in lieu of being included in the Proxy Statement for the 2018 Annual Meeting of Stockholders (the “Annual Meeting”). The names and ages of and positions held by the executive officers of the Company are presented in the following list. Each individual has been appointed to serve for the period which ends on the date of the Annual Meeting.

Name	Age	Current Position
David J. LaRue	56	President, Chief Executive Officer and Director
Robert G. O’Brien	60	Executive Vice President and Chief Financial Officer
Duane F. Bishop	55	Executive Vice President and Chief Operating Officer
Charles D. Obert	52	Executive Vice President, Chief Accounting Officer and Corporate Controller
Emily J. Holiday	41	Executive Vice President - Human Resources
Ketan Patel	47	Executive Vice President, General Counsel and Secretary
Brian J. Ratner (1)	60	Executive Vice President and Director
Ronald A. Ratner (2)	70	Executive Vice President - Development and Director
Deborah Ratner Salzberg (1)	64	Executive Vice President and Director

•	David J. LaRue has been Chief Executive Officer and President since June 2011.

•	Robert G. O’Brien has been Executive Vice President and Chief Financial Officer since April 2008.

•
Duane F. Bishop has been Executive Vice President and Chief Operating Officer since January 1, 2016. He previously served as the Executive Vice President and Chief Operating Officer of the Company’s Commercial Group from 2011 to December 31, 2015.

•
Charles D. Obert has been Chief Accounting Officer and Corporate Controller since September 2011 and Executive Vice President since March 1, 2017. He previously served as a Senior Vice President from September 2011 through February 28, 2017.

•
Emily J. Holiday has been Executive Vice President - Human Resources since March 1, 2017. She previously served as Senior Vice President - Human Resources from January 1, 2016 through February 28, 2017, Director - Talent Management from October 2014 through December 2015 and Vice President - Procurement from April 2011 through October 2014.

•
Ketan Patel has been Executive Vice President, General Counsel and Secretary since May 17, 2017. He previously served as Vice President, Corporate Secretary and Chief Ethics Officer of FirstEnergy Corp., a major Midwestern electric utility company, from July 2016 to May 17, 2017, where he served as a primary liaison to its board and managed a team of 150 associates across the company’s real estate and facilities, corporate and records and information compliance departments. From November 2012 through June 2016, he served as Director, Real Estate and Facilities of FirstEnergy Corp.

•	Brian J. Ratner has been Executive Vice President since June 2001. He has been President of Forest City Texas, LLC, a subsidiary of the Company, since 2011.

•	Ronald A. Ratner has been Executive Vice President - Development since January 1, 2016 and Executive Vice President since March 1988.

•	Deborah Ratner Salzberg has been Executive Vice President since June 2013. She has been President of Forest City Washington, LLC, a subsidiary of the Company, since 2002.

(1)	Brian J. Ratner and Deborah Ratner Salzberg are siblings.

(2)	James A. Ratner, the Company’s non-executive Chairman of the Board, and Ronald A. Ratner are brothers.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The Company’s Class A and Class B (prior to June 12, 2017) common stock is traded on the New York Stock Exchange (“NYSE”) under the symbols FCEA and FCEB, respectively. At December 31, 2017 and 2016, the market price of the Company’s Class A common stock was $24.10 and $20.84, respectively, and the market price of the Company’s Class B common stock, as of December 31, 2016, was $26.93. As of January 31, 2018, the number of registered holders of Class A common stock was 929.
On December 6, 2016, the Company’s Board of Directors approved, and we entered into, a reclassification agreement with RMS LP, the former controlling stockholder of the Company's Class B shares (the “Reclassification Agreement”). Pursuant to the Reclassification Agreement, the Board submitted a proposal to eliminate the current dual-class share structure at the Company’s Annual Meeting of Stockholders on June 9, 2017 which was approved by the stockholders. Under the terms of the Reclassification Agreement, each outstanding share of the Company’s Class B Common Stock converted into 1.31 shares of Class A Common Stock, with a right to cash in lieu of fractional shares. Upon completion of this transaction, all outstanding shares are entitled to one vote per share on all matters brought to the Company’s stockholders, including but not limited to, composition of the entire Board of Directors.
The following tables summarize the quarterly high and low sales prices per share of the Company’s Class A and Class B (prior to June 12, 2017) common stock as reported by the NYSE and the dividends declared per common share:

	Quarter Ended
	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
Market price range of common stock
Class A
High	$25.86	$26.30	$24.73	$23.42
Low	$23.55	$22.70	$21.59	$20.25
Class B
High	N/A	N/A	$31.97	$30.32
Low	N/A	N/A	$27.82	$26.25
Quarterly dividends declared per common share, Class A	$0.14	$0.14	$0.09	$0.09
Quarterly dividends declared per common share, Class B	N/A	N/A	$0.09	$0.09
	Quarter Ended
	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
Market price range of common stock
Class A
High	$23.08	$24.22	$23.56	$22.22
Low	$17.79	$22.24	$20.50	$16.44
Class B
High	$28.41	$24.84	$23.20	$22.50
Low	$18.00	$22.29	$20.60	$16.59
Quarterly dividends declared per common share, Class A and Class B	$0.06	$0.06	$0.06	$0.06
Special, one-time distribution declared per share, Class A and Class B	N/A	N/A	N/A	$0.10
Distributions to our U.S. stockholders out of current or accumulated earnings and profits that we do not designate as “capital gain dividends” or “qualified dividend income” for tax years 2018 through 2025, generally will entitle individuals, trusts and estates to a 20% pass-through deduction. Corporate stockholders are not entitled to the pass-through deduction or the dividends received deduction on our distributions.
To maintain our qualification as a REIT, we must annually distribute to our stockholders an amount equal to at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gains. The amount, timing and frequency of future distributions, however, will be at the sole discretion of our Board of Directors and will be declared based upon various factors, many of which are beyond our control, including, our financial condition and operating cash flows, the amount required to maintain REIT status and reduce any income and excise taxes that we otherwise would be required to pay, limitations on distributions in our existing and future debt instruments, our ability to utilize net operating losses to offset, in whole or in part, our distribution requirements, limitations on our ability to fund distributions using cash generated through our TRSs and other factors our Board of Directors may deem relevant.

Prior to the taxable year ended December 31, 2016, our predecessor, Forest City Enterprises, Inc., operated as a C corporation. A REIT is not permitted to retain earnings and profits (“E&P”) accumulated during the periods when the company or its predecessor was taxed as a C corporation or accumulated by the company’s or its predecessor’s TRS not converted to a qualified REIT subsidiary. We were required to make a distribution to our stockholders representing our estimated accumulated positive E&P.
For the three months ended December 31, 2017, there were no unregistered issuances of stock.
The following table reflects repurchases of Class A common stock for the three months ended December 31, 2017:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Amount that May Yet Be Purchased Under the Plans or Programs
Class A Common Stock
October 1 through October 31, 2017
Common Stock Repurchase Program (1)	—	$—	—	$100,000,000
Employee Transactions (2)	—	$—	—
November 1 through November 30, 2017
Common Stock Repurchase Program (1)	—	$—	—	$100,000,000
Employee Transactions (2)	3,606	$24.90	—
December 1 through December 31, 2017
Common Stock Repurchase Program (1)	—	$—	—	$100,000,000
Employee Transactions (2)	16,354	$24.10	—
Total
Common Stock Repurchase Program (1)	—	$—	—	$100,000,000
Employee Transactions (2)	19,960	$24.24	—

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

The following graph shows a comparison of cumulative total return for the period from January 31, 2013 through December 31, 2017 among the Company’s Class A and Class B Common Stock, Standard & Poor’s 500 Stock Index (“S&P 500®”) and the Dow Jones U.S. Real Estate Index. The cumulative total return is based on a $100 investment on January 31, 2013 and the subsequent change in market prices of the securities at each respective fiscal year end. It also assumes dividends, if applicable, were reinvested quarterly.

CUMULATIVE TOTAL RETURN
Based upon an initial investment of $100 on January 31, 2013 with dividends reinvested

$300
$250
$200
$150
$100
$50
$0
January - 13
December - 13
December - 14
December - 15
December - 16
December - 17
Forest City Realty Trust, Inc. Class A
Forest City Realty Trust, Inc. Class B
S&P 500®
Dow Jones US Real Estate

	Jan-13	Dec-13	Dec-14	Dec-15	Dec-16	Dec-17
Forest City Realty Trust Inc. Class A	$100	$113	$126	$130	$125	$148
Forest City Realty Trust Inc. Class B	$100	$112	$126	$129	$162	$—
S&P 500®	$100	$126	$143	$145	$162	$198
Dow Jones US Real Estate Index	$100	$98	$125	$127	$137	$150
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

	Years Ended				11 Months Ended
	December 31, 2017	December 31, 2016	December 31, 2015	December 31, 2014	December 31, 2013
	(in thousands, except share and per share data)
Operating Results:
Total revenues	$911,926	$929,483	$978,231	$849,357	$893,740
Earnings (loss) from continuing operations attributable to Forest City Realty Trust, Inc.	$206,030	$(206,583)	$531,552	$(7,862)	$34,595
Earnings (loss) from discontinued operations attributable to Forest City Realty Trust, Inc.	—	48,181	(35,510)	267	(39,902)
Net earnings (loss) attributable to Forest City Realty Trust, Inc.	$206,030	$(158,402)	$496,042	$(7,595)	$(5,307)
Diluted Earnings per Share of Common Stock
Earnings (loss) from continuing operations attributable to Forest City Realty Trust, Inc.	$0.78	$(0.80)	$2.10	$(0.04)	$0.17
Earnings (loss) from discontinued operations attributable to Forest City Realty Trust, Inc.	—	0.19	(0.13)	—	(0.20)
Net earnings (loss) attributable to Forest City Realty Trust, Inc.	$0.78	$(0.61)	$1.97	$(0.04)	$(0.03)
Weighted Average Diluted Shares Outstanding	264,868,381	258,509,970	250,848,286	194,480,783	194,031,292
Cash dividend declared and paid per share of Common Stock	$0.46	$0.24	$—	$—	$—
Special, one-time distribution declared and paid per share of Common Stock	$—	$0.10	$—	$—	$—

	December 31, 2017	December 31, 2016	December 31, 2015	December 31, 2014	December 31, 2013
	(in thousands)
Financial Position:
Consolidated assets	$8,063,287	$8,228,597	$9,923,150	$8,731,352	$8,874,117
Real estate, at cost (1)	7,780,455	7,915,565	9,613,342	8,328,987	8,475,571
Long-term debt, net, primarily nonrecourse mortgages and notes payable, net (1)	3,444,666	3,566,282	4,662,342	4,854,613	5,201,598

(1)	Includes applicable balances associated with assets and liabilities held for sale, land held for divestiture and development project held for sale.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Corporate Description
We principally engage in the operation, development, management and acquisition of office, apartment and retail real estate and land throughout the United States. We have approximately $8.1 billion of consolidated assets in 20 states and the District of Columbia at December 31, 2017. Our core markets include Boston, Chicago, Dallas, Denver, Los Angeles, Philadelphia, and the greater metropolitan areas of New York City, San Francisco and Washington D.C. We have regional offices in Boston, Dallas, Denver, Los Angeles, New York City, San Francisco, Washington, D.C., and our corporate headquarters in Cleveland, Ohio.
We are organized around our real estate operations, real estate development and corporate support service functions.
Real Estate Operations represents the performance of our core rental real estate portfolio and is comprised of the following reportable operating segments:

•	Office - owns, acquires and operates office and life science buildings.

•	Apartments - owns, acquires and operates upscale and middle-market apartments and adaptive re-use developments.

•	Retail - owns, acquires and operates amenity retail within our mixed-use properties, and remaining regional malls and specialty/urban retail centers.

The remaining reportable operating segments consist of the following:

•
Development - develops and constructs office and life science buildings, apartments, condominiums, amenity retail and mixed-use projects. The Development segment includes recently opened operating properties prior to stabilization and the horizontal development and sale of land to residential, commercial and industrial customers primarily at its Stapleton project in Denver, Colorado.

•	Corporate - provides executive oversight and various support services for Operations, Development and Corporate employees.

•
Other - owned and operated non-core investments, including the Barclays Center, a sports and entertainment arena located in Brooklyn, New York (“Arena”) (sold in January 2016), the Company’s equity method investment in the Brooklyn Nets (the “Nets”) (sold in January 2016), and military housing operations (sold in February 2016).

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
Company Milestones
2017 Transformational milestones include:

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

•	The appointment by the Board of Directors, effective April 21, 2017, of Z. Jamie Behar as an independent Director to fill a vacancy on the Board of Directors; and

•	The election of Craig Macnab, as an independent Director at the Company’s June 9, 2017 Annual Meeting of Stockholders.
2017 Transactional milestones supporting our transformational efforts include:

•
Signed definitive agreements with QIC to sell 10 regional malls (two closed in 2017, as described below) in which QIC has agreed to acquire our ownership interest. The overall transaction values the 10 regional malls at approximately $1.55 billion at our share;

•
Completed the sale of Shops at Northfield at Stapleton in Denver, Colorado, and South Bay Galleria in Redondo Beach, California, which represented the first two regional mall assets to be sold to QIC. The dispositions generated net cash proceeds of $108,549,000 and a note receivable of $36,935,000 which matures in 2019;

•
Signed definitive agreements with Madison International for the disposition of our ownership interest in a 2.1 million square foot, 12-asset specialty retail portfolio located throughout Manhattan, Brooklyn, Queens, the Bronx, Staten Island and Northern New Jersey, for a gross value of approximately $450,000,000 at our share and closed on the conversion of substantially all of our common ownership interest in 10 of the specialty retail assets to preferred ownership interests. We expect to convert these preferred ownership interests into office and/or apartment assets during 2018, as replacement assets are secured;

•
Exercised our promote option in the Arizona State Retirement System agreement in a non-cash transaction, increasing our ownership from 25% to approximately 30%, as a result of the fund’s cumulative financial performance and estimated value creation;

•
Completed the sale of thirty-seven (thirty-five unconsolidated and two fully consolidated) of our federally assisted housing (“FAH”) apartment communities, consisting of 6,579 units. The dispositions resulted in net cash proceeds of $61,424,000;

•	Completed the sale of Illinois Science & Technology Park, comprised of four life science office buildings in Skokie, Illinois. The sale generated net cash proceeds of $16,494,000;

•	Completed the sale of Shops at Bruckner Boulevard, an unconsolidated specialty retail center in Bronx, New York, generating net cash proceeds of $8,863,000 at our ownership share;

•	Completed the sale of Post Office Plaza, an office building in Cleveland, Ohio. The sale generated net cash proceeds of $1,224,000;

•
Assigned and transferred our ownership interest in 500 Sterling Place, a previously 100% owned apartment community in Brooklyn, New York, in consideration for 686,865 Class A Common Units from Bruce C. Ratner and certain entities affiliated with him;

•	Paid off the maturing $61,000,000 nonrecourse mortgage which encumbered Eleven MetroTech Center, an office building in Brooklyn, New York, using cash on hand;

•
Declared and paid cash dividends of $0.46 per share on our common stock for the year ended 2017, representing an increase of $0.12 per share (35%) from 2016 or $0.22 per share (92%), excluding the required 2016 E&P distribution of $0.10;

•	Property openings (including phased openings):

◦	535 Carlton, an apartment community in Brooklyn, New York;

◦	550 Vanderbilt, a condominium community in Brooklyn, New York;

◦	Eliot on 4th, an apartment community in Washington, D.C.;

◦	Axis, an apartment community in Los Angeles, California;

◦	The Bridge at Cornell Tech, an office building in Roosevelt Island, New York;

◦	38 Sixth Avenue, an apartment community in Brooklyn, New York;

◦	VYV, an apartment community in Jersey City, New Jersey;

◦	The Yards - District Winery, a retail property in Washington, D.C.; and

◦	Mint Town Center, and apartment community in Denver, Colorado.

•	Commenced construction on:

◦	The Yards - The Guild, an apartment community in Washington, D.C.;

◦	Capper 769, an apartment community in Washington, D.C.; and

◦	Aster Conservatory Green North, an apartment community in Denver, Colorado.

•	Closed $160,177,000 in other nonrecourse mortgage financing transactions.
In addition, subsequent to December 31, 2017, we achieved the following significant milestones:

•
Reached an agreement with Greenland USA on the restructuring of the Pacific Park Brooklyn joint venture, a 22 acre mixed-use project in Brooklyn, New York. The transaction, which is expected to close in mid-2018, will increase Greenland USA’s ownership interest in the joint venture from 70% to 95% on future construction costs, effective January 15, 2018, and reduce our ownership interest and future obligations to fund future construction costs from 30% to 5%.  Completed or partially completed projects of the joint venture, including 38 Sixth Ave, 550 Vanderbilt, 535 Carlton and the related parking garages, will remain owned by Greenland USA and us on a 70%/30% basis, respectively (there can be no assurance that the transaction will be consummated as agreed upon and described above, or at all);

•
Completed the sale of Antelope Valley Mall in Palmdale, California, and Mall at Robinson in Pittsburgh, Pennsylvania, to QIC. The disposition generated net cash proceeds of approximately $16,599,000 and a note receivable of $51,929,000 which matures in 2019; and

•	Paid off the $17,641,000 nonrecourse mortgage loan which encumbered Aster Town Center North, an apartment community in Denver, Colorado.

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
Acquisition of Rental Properties
We do periodically acquire operating properties as a method to accelerate growth and may elect to be more active in this area in the future. Our most common method of acquisition has historically been acquiring our joint venture partner’s interest in an individual property or a group of properties. Upon acquisition of a rental property, the purchase price is allocated to net tangible and identified intangible assets acquired based on estimated fair values. Above-market and below-market in-place lease values are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) our estimated fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. Above-market lease values are amortized as a reduction of rental revenues (or rental expense for ground leases in which we are the lessee) over the remaining non-cancelable terms of the respective leases. Below-market lease values are amortized as an increase to rental revenues (or rental expense for ground leases in which we are the lessee) over the remaining non-cancelable terms of the respective leases, including any fixed-rate renewal periods that are probable of being exercised. For our below-market lease and in-place lease intangibles remaining at December 31, 2017 and 2016, we assumed fixed rate renewals for the in-place leases deemed to be below market and include the assumed renewals in the calculation of intangible asset values and related amortization period.
Intangible assets include amounts representing the value of tenant relationships and in-place leases based on our evaluation of each tenant’s lease and our overall relationship with the respective tenant. We estimate the cost to execute leases with terms similar to in-place leases, including leasing commissions, legal and other related expenses. This intangible asset is amortized to expense over the remaining term of the respective lease. Our estimates of value are made using methods similar to those used by independent appraisers or by using independent appraisals. Factors considered by us in this analysis include an estimate of the carrying costs during the expected lease-up periods, current market conditions and costs to execute similar leases. In estimating carrying costs, we include real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods, which primarily range from three to twelve months. We also consider information obtained about each property as a result of our pre-acquisition due diligence, marketing and leasing activities in estimating the fair value of the tangible and intangible assets acquired. We also use the information obtained as a result of our pre-acquisition due diligence in considering any conditional asset retirement obligations, and when necessary, will record a conditional asset retirement obligation as part of our purchase price. The value of in-place leases is amortized over the remaining non-cancelable term of the respective leases and any fixed-rate renewal periods deemed probable. We consider whether there is a value associated with a tenant relationship intangible asset. However, based on the nature of the assets typically acquired, it is rare for there to be a value assigned to this intangible asset.
In the event a lease is terminated, the unamortized portion of each related intangible is charged to income or expense, as applicable.
Allowance for Doubtful Accounts
Allowances against our notes and accounts receivables are based on management’s estimate of amounts that will not be realized from cash receipts or any applicable collateral. Our notes receivable are evaluated individually for allowance purposes. As of December 31, 2017, each of our notes receivables is performing and we expect to collect amounts as they come due, and, as such, interest income on the notes receivables is accrued as earned. If our estimate of expected future cash flows does not accurately reflect actual events, our allowance may be over or understated. Management exercises judgment in establishing these allowances and considers payment history and current credit status in developing these estimates.
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
Recognition of Revenues
Rental – Lease terms in office buildings, retail centers and certain parking facilities generally range from 1 to 30 years, excluding leases with certain anchor tenants, which typically are longer. Minimum rents are recognized on a straight-line basis over the non-cancelable term of the lease, which include the effects of rent steps and rent abatements under the leases. Overage rents are recognized after sales thresholds have been achieved. Apartment lease terms are generally one year.
Tenant Recoveries – Reimbursements from office and retail tenants for common area maintenance, taxes, insurance and other property operating expenses as defined in the lease agreements are recognized in the period the applicable costs are incurred.
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
Ground Rent – Ground lease expense is recognized using the straight-line method over the non-cancelable lease term. Participation payments triggered by defined events within the respective lease agreements such as refinancings, sales or other capital transactions are expensed when incurred. Ground rent during active development and construction is capitalized as a project cost.
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
Organizational Transformation and Termination Benefits – Expenses related to our conversion to REIT status, reorganization costs, termination benefits, various stockholder activism matters costs and strategic alternatives costs are recognized as incurred.
Depreciation and Amortization
Depreciation and amortization is generally computed using the straight-line method over the estimated useful life of the asset. The estimated useful lives of buildings and certain first generation tenant allowances considered by management as a component of the building are 30 to 50 years. Subsequent tenant improvements and those first generation tenant allowances not considered a component of the building are amortized over the lesser of the estimated remaining useful life of the asset or the term of the tenant’s lease. This estimated life is based on the length of time the asset is expected to generate positive operating cash flows. Actual events and circumstances can cause the life of the building and tenant improvement to be different than the estimates made. Additionally, lease terminations can affect the economic life of the tenant improvements.
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

Results of Operations
Net Operating Income
Net Operating Income (“NOI”), a non-GAAP measure, reflects our share of the core operations of our rental real estate portfolio, prior to any financing activity. NOI is defined as revenues less operating expenses at our ownership within our Office, Apartments, Retail and Development segments, except for revenues and cost of sales associated with sales of land held in these segments. The activities of our Corporate and Other segments do not involve the operations of our rental property portfolio and therefore are not included in NOI.

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

Reconciliation of Earnings (Loss) Before Income Taxes (GAAP) to Net Operating Income (non-GAAP) (in thousands):

	Years Ended December 31,
	2017	2016	2015
Earnings (loss) before income taxes (GAAP)	$144,890	$(454,173)	$(38,035)
(Earnings) loss from unconsolidated entities	(124,784)	263,533	(28,762)
Earnings (loss) before income taxes and earnings (loss) from unconsolidated entities	20,106	(190,640)	(66,797)
Land sales	(59,778)	(48,078)	(79,169)
Cost of land sales	27,708	13,661	31,413
Other land development revenues	(7,963)	(10,183)	(8,254)
Other land development expenses	9,711	8,923	9,753
Corporate general and administrative expenses	62,149	62,683	51,974
Organizational transformation and termination benefits	34,395	31,708	48,125
Depreciation and amortization	248,353	250,848	252,925
Write-offs of abandoned development projects and demolition costs	1,596	10,348	9,534
Impairment of real estate	44,288	156,825	451,434
Interest and other income	(53,651)	(46,229)	(37,739)
Gains on change in control of interests	—	—	(486,279)
Interest expense	120,431	131,441	157,166
Interest rate swap breakage fee	—	24,635	—
Amortization of mortgage procurement costs	5,550	5,719	7,549
Loss on extinguishment of debt	2,961	32,960	65,086
NOI related to unconsolidated entities (1)	209,608	223,592	213,590
NOI related to noncontrolling interest (2)	(43,664)	(37,221)	(32,521)
NOI related to discontinued operations (3)	—	1,198	21,943
Net Operating Income (Non-GAAP)	$621,800	$622,190	$609,733

(1) NOI related to unconsolidated entities:
Equity in earnings (GAAP)	$25,163	$29,701	$22,313
Exclude non-NOI activity from unconsolidated entities:
Land and non-rental activity, net	(4,559)	(3,658)	(3,756)
Interest and other income	(5,484)	(2,544)	(1,779)
Write offs of abandoned development projects and demolition costs	2,107	327	10,191
Depreciation and amortization	95,222	97,423	88,455
Interest expense and extinguishment of debt	97,159	102,343	98,166
NOI related to unconsolidated entities	$209,608	$223,592	$213,590

(2) NOI related to noncontrolling interest:
Earnings from continuing operations attributable to noncontrolling interests (GAAP)	$(9,006)	$(6,078)	$(13,258)
Exclude non-NOI activity from noncontrolling interests:
Land and non-rental activity, net	4,800	3,882	4,979
Interest and other income	1,973	1,600	2,105
Write offs of abandoned development projects and demolition costs	—	(16)	(116)
Depreciation and amortization	(28,271)	(23,617)	(16,354)
Interest expense and extinguishment of debt	(17,260)	(12,807)	(9,877)
Gain (loss) on disposition of full or partial interests in rental properties	4,100	(185)	—
NOI related to noncontrolling interest	$(43,664)	$(37,221)	$(32,521)

(3) NOI related to discontinued operations
Operating loss from discontinued operations, net of tax (GAAP)	$—	$(1,126)	$(27,520)
Less loss from discontinued operations attributable to noncontrolling interests	—	776	16,962
Exclude non-NOI activity from discontinued operations (net of noncontrolling interest):
Depreciation and amortization	—	56	20,330
Interest expense and extinguishment of debt	—	1,738	18,861
Income tax benefit	—	(246)	(6,690)
NOI related to discontinued operations	$—	$1,198	$21,943

Net Operating Income by Core Market
(dollars in thousands)

Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015

Product Type NOI	$619,534	Product Type NOI	$616,214	Product Type NOI	$588,440
Federally Assisted Housing	$10,047	Federally Assisted Housing	$19,693	Federally Assisted Housing	$19,602
Other NOI (3):		Other NOI (3):		Other NOI (3):
Straight-line rent adjustments	10,854	Straight-line rent adjustments	9,194	Straight-line rent adjustments	4,068
Participation payments	—	Participation payments	(73)	Participation payments	(1,013)
Other Operations	(3,203)	Other Operations	(629)	Other Operations	(18,051)
	7,651		8,492		(14,996)
Recently-Opened Properties/Redevelopment	3,179	Recently-Opened Properties/Redevelopment	3,180	Recently-Opened Properties/Redevelopment	10,361
Development Segment (4)	(18,611)	Development Segment (4)	(27,891)	Development Segment (4)	(41,499)
Other Segment	—	Other Segment	2,502	Other Segment	47,825
Grand Total NOI	$621,800	Grand Total NOI	$622,190	Grand Total NOI	$609,733

(1)	Includes Richmond, Virginia.

(2)	Represents Regional Malls located in Non-Core Markets. Regional Malls located in Core Markets are included in their applicable Core Markets.

(3)	Includes straight-line rent adjustments, participation payments as a result of refinancing transactions on our properties and management and service company overhead, net of service fee revenues.

(4)	Includes straight-line adjustments, non-capitalizable development overhead and other costs on our development projects.

Comparable NOI
We use comparable NOI, a non-GAAP measure, as a metric to evaluate the performance of our office and apartment properties. This measure provides a same-store comparison of operating results of all stabilized properties that are open and operating in all periods presented. Non-capitalizable development costs and unallocated management and service company overhead, net of service fee revenues, are not directly attributable to an individual operating property and are considered non-comparable NOI. In addition, certain income and expense items at the property level, such as lease termination income, real estate tax assessments or rebates, certain litigation expenses incurred and any related legal settlements and NOI impacts of changes in ownership percentages, are excluded from comparable NOI. Retained properties in lease-up or are otherwise considered non-comparable are disclosed in the Segment Operating Results of the MD&A of this Form 10-K. Due to the planned/ongoing disposition of substantially all of our regional mall and specialty retail portfolios, we are no longer disclosing comparable NOI for our retail properties. Other properties and activities such as Arena, federally assisted housing, military housing, straight-line rent adjustments and participation payments as a result of refinancing transactions are not evaluated on a comparable basis and the NOI from these properties and activities is considered non-comparable NOI.
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
The following is a reconciliation of comparable NOI to total NOI.

	Year Ended December 31, 2017			Year Ended December 31, 2016			Comparable
	Comparable	Non-Comparable	Total	Comparable	Non-Comparable	Total	NOI % Change
Office	$260,822	$17,514	$278,336	$253,584	$17,727	$271,311	2.9%
Apartments	184,910	1,354	186,264	178,935	765	179,700	3.3%
Retail	—	154,934	154,934	—	165,203	165,203
Product Type NOI	$445,732	$173,802	$619,534	$432,519	$183,695	$616,214
Federally Assisted Housing	—	10,047	10,047	—	19,693	19,693
Other NOI (1):
Straight-line rent adjustments	—	10,854	10,854	—	9,194	9,194
Participation payments	—	—	—	—	(73)	(73)
Other Operations	—	(3,203)	(3,203)	—	(629)	(629)
	445,732	191,500	637,232	432,519	211,880	644,399	3.1%
Recently-Opened Properties/Redevelopment	—	3,179	3,179	—	3,180	3,180
Development Segment (2)	—	(18,611)	(18,611)	—	(27,891)	(27,891)
Other Segment	—	—	—	—	2,502	2,502
Grand Total	$445,732	$176,068	$621,800	$432,519	$189,671	$622,190	3.1%

(1)	Includes straight-line rent adjustments, participation payments as a result of refinancing transactions on our properties and management and service company overhead, net of service fee revenue.

(2)	Includes straight-line adjustments, non-capitalizable development overhead and other costs on our development projects.

Percentage of NOI by Product Type (dollars in thousands)

	Years Ended December 31,
	2017		2016		2015
	NOI	% of Total	NOI	% of Total	NOI	% of Total
Office Segment	$278,336	44.9%	$271,311	44.0%	$252,865	43.0%
Apartment Segment	186,264	30.1%	179,700	29.2%	160,169	27.2%
Retail Segment	154,934	25.0%	165,203	26.8%	175,406	29.8%
Total Product Type NOI	$619,534		$616,214		$588,440

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
In connection with our conversion to a REIT, we were required to reverse our net deferred tax liabilities related to our subsidiaries that will be held as qualified REIT investments of $588,607,000 during the three months ended December 31, 2015, which we have excluded from our December 31, 2015 FFO calculation. See Note V – Income Taxes in the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for additional information.

The table below reconciles net earnings (loss), the most comparable GAAP measure, to FFO, a non-GAAP measure.

	Years Ended December 31,
	2017	2016	2015
	(in thousands)
Net earnings (loss) attributable to Forest City Realty Trust, Inc. (GAAP)	$206,030	$(158,402)	$496,042
Depreciation and Amortization—real estate (1)	310,594	318,635	337,740
Gain on disposition of full or partial interests in rental properties	(154,958)	(129,367)	(22,039)
Impairment of depreciable rental properties	54,888	155,595	447,587
Income tax expense (benefit) adjustments — current and deferred (2)
Gain on disposition of full or partial interests in rental properties	5,561	55,272	8,549
Impairment of depreciable rental properties	—	—	(173,590)
One-time adjustment to deferred taxes related to REIT conversion	—	—	(588,607)
FFO attributable to Forest City Realty Trust, Inc. (Non-GAAP)	$422,115	$241,733	$505,682

FFO Per Share - Diluted
Numerator (in thousands):
FFO attributable to Forest City Realty Trust, Inc.	$422,115	$241,733	$505,682
If-Converted Method (adjustments for interest, net of tax for 2015):
5.000% Notes due 2016	—	—	415
4.250% Notes due 2018	3,112	3,806	5,646
3.625% Notes due 2020	1,451	2,006	3,754
FFO for per share data	$426,678	$247,545	$515,497
Denominator:
Weighted average shares outstanding—Basic	262,510,532	258,509,970	237,559,598
Effect of stock options, restricted stock and performance shares	1,533,491	1,177,562	2,407,276
Effect of convertible debt	5,153,233	6,410,539	17,920,119
Effect of convertible 2006 Class A Common Units	1,594,238	1,940,788	2,667,712
Weighted average shares outstanding—Diluted	270,791,494	268,038,859	260,554,705
FFO Per Share - Diluted	$1.58	$0.92	$1.98

(1)	The following table provides detail of depreciation and amortization:

	Years Ended December 31,
	2017	2016	2015
	(in thousands)
Full Consolidation	$248,353	$250,848	$252,925
Non-Real Estate	(2,791)	(3,114)	(4,500)
Real Estate Full Consolidation	245,562	247,734	248,425
Real Estate related to noncontrolling interest	(26,920)	(22,821)	(16,069)
Real Estate Unconsolidated	91,952	93,687	85,345
Real Estate Discontinued Operations	—	35	20,039
Real Estate at Company Share	$310,594	$318,635	$337,740

(2)	The following table provides detail of income tax expense (benefit):

	Years Ended December 31,
	2017	2016	2015
	(in thousands)
Income tax expense (benefit) on FFO
Operating Earnings:
Current taxes	$1,217	$5,711	$(4,637)
Deferred taxes	(28,200)	24,122	154,688
Total income tax expense on FFO	(26,983)	29,833	150,051

Income tax expense (benefit) on non-FFO
Disposition of full or partial interests in rental properties:
Current taxes	$5,561	$(4,351)	$5,975
Deferred taxes	—	59,623	2,574
Disposition of full or partial interests in rental properties	5,561	55,272	8,549

Impairment of depreciable rental properties - deferred taxes	—	—	(173,590)
One-time adjustment to deferred taxes related to REIT conversion	—	—	(588,607)
Total income tax expense (benefit) on non-FFO	5,561	55,272	(753,648)
Grand Total	$(21,422)	$85,105	$(603,597)

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
The table below reconciles FFO to Operating FFO.

	Years Ended December 31,
	2017	2016	2015
	(in thousands)
FFO attributable to Forest City Realty Trust, Inc.	$422,115	$241,733	$505,682
Impairment of non-depreciable real estate	—	307,630	17,691
Write-offs of abandoned development projects and demolition costs	3,703	10,659	19,609
Tax credit income	(11,572)	(12,126)	(14,807)
Loss on extinguishment of debt	4,514	33,863	65,103
Change in fair market value of nondesignated hedges	(957)	95	(4,850)
Interest rate swap breakage fee	—	24,635	—
Gain on change in control of interests	—	—	(486,279)
Net gain on disposition of partial interest in development projects	—	(136,687)	—
Net gain on disposition of partial interest in other investment - Nets	—	(136,247)	—
Straight-line rent adjustments	(12,402)	(10,108)	(4,497)
Participation payments	—	73	1,013
Organizational transformation and termination benefits	34,395	31,708	48,125
Nets Pre-tax FFO	—	1,400	40,760
Income tax expense (benefit) on FFO	(26,983)	29,833	150,051
Operating FFO attributable to Forest City Realty Trust, Inc.	$412,813	$386,461	$337,601

If-Converted Method (adjustments for interest, pre-tax):
5.000% Notes due 2016	—	—	678
4.250% Notes due 2018	3,112	3,806	9,222
3.625% Notes due 2020	1,451	2,006	6,132
Operating FFO attributable to Forest City Realty Trust, Inc. (If-Converted)	$417,376	$392,273	$353,633

Weighted average shares outstanding—Basic	262,510,532	258,509,970	237,559,598
Effect of stock options, restricted stock and performance shares	1,533,491	1,177,562	2,407,276
Effect of convertible debt	5,153,233	6,410,539	17,920,119
Effect of convertible 2006 Class A Common Units	1,594,238	1,940,788	2,667,712
Weighted average shares outstanding—Diluted	270,791,494	268,038,859	260,554,705
Operating FFO per share - Diluted	$1.54	$1.46	$1.36

Operations

Office
Comparable leased occupancy is 97.4% for office as of December 31, 2017 compared with 96.3% as of December 31, 2016. Leased occupancy percentage is calculated by dividing the sum of the total tenant occupied space under the lease and vacant space under the lease by total gross leasable area (“GLA”). Office occupancy as of December 31, 2017 and 2016 represents leased occupancy at the end of the quarter. Comparable occupancy relates to stabilized properties opened and operated in both the years ended December 31, 2017 and 2016.
We monitor office leases expiring in the short to mid-term. Management’s plan to obtain lease renewals for expiring office leases includes signing of lease extensions, if available, and active marketing for available or soon to be available space to new or existing tenants in the normal course of business.
Office Buildings
The following table represents those new leases and GLA signed on the same space in which there was a former tenant and existing tenant renewals along with all other new leases signed within the rolling 12-month period.

	Same-Space Leases					Other New Leases
Quarter	Number of Leases Signed	GLA Signed	Contractual Rent Per SF (1)	Expired Rent Per SF (1)	Cash Basis % Change over Prior Rent	Number of Leases Signed	GLA Signed	Contractual Rent Per SF (1)	Total GLA Signed
Q1 2017	15	148,260	$62.17	$51.85	19.9%	5	13,128	$25.04	161,388
Q2 2017	20	290,759	$64.60	$57.69	12.0%	5	27,326	$42.07	318,085
Q3 2017	7	53,516	$35.23	$31.42	12.1%	2	6,209	$18.34	59,725
Q4 2017	14	340,532	$46.92	$39.39	19.1%	3	1,186	$57.26	341,718
Total	56	833,067	$55.05	$47.31	16.4%	15	47,849	$34.70	880,916

(1)
Office contractual rent per square foot includes base rent and fixed additional charges for common area maintenance and real estate taxes as of rental commencement. For all expiring leases, contractual rent per square foot includes any applicable escalations.

Apartments
Comparable economic occupancy for Apartments is 93.8% and 94.2% for the years ended December 31, 2017 and 2016, respectively. Economic apartment occupancy is calculated by dividing gross potential rent (“GPR”) less vacancy by GPR. GPR is calculated based on actual rents per lease agreements for occupied apartment units and at market rents for vacant apartment units. Market rental rates are determined using a variety of factors which include availability of specific apartment unit types (one bedroom, two bedroom, etc.), seasonality factors and rents offered by competitive properties for similar apartment types in the same geographic market. Comparable economic occupancy relates to stabilized properties that operated in both the years ended December 31, 2017 and 2016.
The following tables present leasing information of our apartment communities. Prior period amounts may differ from data as reported in previous quarters since the properties qualifying as comparable change from period to period.
Quarterly Comparison

		Monthly Average Apartment Rental Rates (2)			Economic Apartment Occupancy
Comparable Apartment	Leasable Units	Three Months Ended December 31,			Three Months Ended December 31,
Communities (1)	at Company % (3)	2017	2016	% Change	2017	2016	% Change
Core Markets	8,735	$2,033	$2,008	1.2%	93.7%	94.4%	(0.7)%
Non-Core Markets	7,954	$1,017	$991	2.6%	91.6%	92.5%	(0.9)%
Total Comparable Apartments	16,689	$1,549	$1,522	1.8%	93.1%	93.8%	(0.7)%

Year-to-Date Comparison

		Monthly Average Apartment Rental Rates (2)			Economic Apartment Occupancy
Comparable Apartment	Leasable Units	Years Ended December 31,			Years Ended December 31,
Communities (1)	at Company % (3)	2017	2016	% Change	2017	2016	% Change
Core Markets	8,735	$2,020	$1,996	1.2%	94.4%	94.8%	(0.4)%
Non-Core Markets	7,954	$1,006	$984	2.2%	92.6%	92.8%	(0.2)%
Total Comparable Apartments	16,689	$1,537	$1,513	1.6%	93.8%	94.2%	(0.4)%

Sequential Comparison

		Monthly Average Apartment Rental Rates (2)			Economic Apartment Occupancy
		Three Months Ended			Three Months Ended
Comparable Apartment	Leasable Units	December 31,	September 30,		December 31,	September 30,
Communities (1)	at Company % (3)	2017	2017	% Change	2017	2017	% Change
Core Markets	8,735	$2,033	$2,035	(0.1)%	93.7%	94.3%	(0.6)%
Non-Core Markets	7,954	$1,017	$1,013	0.4%	91.6%	93.5%	(1.9)%
Total Comparable Apartments	16,689	$1,549	$1,548	0.1%	93.1%	94.1%	(1.0)%

(1)
Includes stabilized apartment communities completely opened and operated in the periods presented. These apartment communities include units leased at affordable apartment rates which provide a discount from average market rental rates. For the three months ended December 31, 2017, 15.1% of leasable units in core markets and 4.9% of leasable units in non-core markets were affordable housing units. Excludes all military and limited-distribution federally assisted housing units.

(2)	Represents gross potential rent less concessions.

(3)	Leasable units represent our share of comparable leasable units at the apartment community.
Other
Military Housing Fee Revenues – During the year ended December 31, 2016, we completed the sale of our interests in entities that develop and manage military family housing. The sale generated net cash proceeds of $208,305,000. Prior to the sale, property management, management incentive and asset management fees of $3,175,000 and $22,441,000 were recognized during the years ended December 31, 2016 and 2015, respectively.
Development and development incentive fees of $267,000 and $8,396,000 were recognized during the years ended December 31, 2016 and 2015, respectively.
Construction and incentive fees of $97,000 and $634,000 were recognized during the years ended December 31, 2016 and 2015, respectively.

Segment Operating Results
The following tables present revenues, operating expenses and equity in earnings by segment for the year ended December 31, 2017 compared with the year ended December 31, 2016. Other results of operations are discussed on a consolidated basis. All amounts in the following tables are presented in thousands.

	Office	Apartments	Retail	Total Operations	Development	Other	Total
Revenues for the year ended December 31, 2016	$463,855	$291,615	$79,660	$835,130	$90,835	$3,518	$929,483
Increase (decrease) due to:
Comparable portfolio	13,498	3,818	283	17,599	—	—	17,599
Non-comparable properties (1)	(3,037)	2,461	—	(576)	24,870	—	24,294
Change in consolidation method due to partial sale or acquisition	—	—	(13,683)	(13,683)	—	—	(13,683)
Recently disposed properties	(27,064)	(5,010)	(9,853)	(41,927)	—	(3,518)	(45,445)
Land sales	—	—	—	—	11,700	—	11,700
Other	2,384	(6,526)	(3,072)	(7,214)	(4,808)	—	(12,022)
Revenues for the year ended December 31, 2017	$449,636	$286,358	$53,335	$789,329	$122,597	$—	$911,926

	Office	Apartments	Retail	Total Operations	Development	Corporate	Other	Total
Operating expenses for the year ended December 31, 2016	$185,983	$137,313	$52,127	$375,423	$81,032	$94,391	$2,730	$553,576
Increase (decrease) due to:
Comparable portfolio	953	(2,758)	(73)	(1,878)	—	—	—	(1,878)
Non-comparable properties (1)	(921)	898	—	(23)	8,325	—	—	8,302
Change in consolidation method due to partial sale or acquisition	—	—	(5,586)	(5,586)	—	—	—	(5,586)
Recently disposed properties	(18,341)	(3,060)	(8,511)	(29,912)	—	—	(2,730)	(32,642)
Land cost of sales	—	—	—	—	14,047	—	—	14,047
Organizational transformation and termination benefits	—	—	—	—	—	2,687	—	2,687
Development, management, corporate and other	2,118	(6,076)	(247)	(4,205)	(11,475)	(534)	—	(16,214)
Operating expenses for the year ended December 31, 2017	$169,792	$126,317	$37,710	$333,819	$91,929	$96,544	$—	$522,292

	Office	Apartments	Retail	Total Operations	Development	Corporate	Other	Total
Equity in earnings (loss) for the year ended December 31, 2016	$7,252	$41,102	$83,282	$131,636	$1,278	$(103,535)	$322	$29,701
Increase (decrease) due to:
Comparable portfolio	2,543	(492)	(2,064)	(13)	—	—	—	(13)
Non-comparable properties (1)	4,803	—	(636)	4,167	(11,156)	—	—	(6,989)
Recently disposed equity method properties	110	(1,937)	(18)	(1,845)	—	—	(322)	(2,167)
Change in consolidation method due to partial sale or acquisition	—	—	2,899	2,899	—	—	—	2,899
Land	—	—	—	—	(3,082)	—	—	(3,082)
Subsidized senior housing	—	(406)	—	(406)	—	—	—	(406)
Other	1,145	(1,496)	(277)	(628)	(1,148)	6,996	—	5,220
Equity in earnings (loss) for the year ended December 31, 2017	$15,853	$36,771	$83,186	$135,810	$(14,108)	$(96,539)	$—	$25,163

(1)
The following table presents the increases (decreases) in revenues, operating expenses and equity in earnings (loss) for properties in lease-up or recently stabilized but not comparable and other consolidated non-comparable properties:

		Year Ended December 31, 2017 vs. 2016
Property	Quarter Opened	Revenues	Operating Expenses	Equity in Earnings (Loss)
Operations
Office:
Properties recently stabilized:
300 Massachusetts Ave	Q1-16	$—	$—	$4,803
Non-comparable property:
26 Landsdowne Street (1)		(3,037)	(921)	—
Total Office		$(3,037)	$(921)	$4,803

Apartments:
Properties recently stabilized:
Aster Town Center North	Q4-15/Q1-16	$2,461	$898	$—
Total Apartments		$2,461	$898	$—

Retail:
Non-comparable property:
Charleston Town Center (2)		$—	$—	$(636)
Total Apartments		$—	$—	$(636)

Development
Properties in lease-up:
1812 Ashland Ave	Q2-16	$2,749	$1,215	$—
535 Carlton	Q1-17/Q2-17	—	—	(1,067)
461 Dean Street	Q3-16/Q4-16	3,649	1,155	—
38 Sixth Ave	Q3-17/Q4-17	—	—	(700)
Axis	Q3-17/Q2-18	149	1,178	—
Blossom Plaza	Q2-16	3,924	584	—
Eliot on 4th	Q1-17/Q3-17	1,933	2,389	—
Kapolei Lofts	Q3-15/Q3-16	4,053	283	—
Mint Town Center	Q4-17/Q2-18	20	844	—
NorthxNorthwest	Q4-16/Q1-17	1,223	1,145	—
The Bixby	Q3-16/Q4-16	—	—	239
The Bridge at Cornell Tech	Q2-17	5,119	1,581	—
The Yards - Arris	Q1-16	5,504	(63)	—
The Yards - District Winery	Q3-17	339	19	—
VYV	Q3-17	—	—	(1,682)
Non-comparable property:
Ballston Quarter (3)		(1,950)	(1,077)	(3,832)
Transfers from development (2016) to operations (2017):
300 Massachusetts Ave	Q1-16	—	—	(4,114)
Aster Town Center North	Q4-15/Q1-16	(1,842)	(928)	—
Total Development		$24,870	$8,325	$(11,156)

1)	26 Landsdowne Street, an office building in Cambridge, Massachusetts, is classified as a non-comparable property due to its planned redevelopment, which began in Q3 2017.

2)
Charleston Town Center, a regional mall in Charleston, West Virginia, is classified as a non-comparable property due to our intention to execute a deed-in-lieu transaction with the Special Servicer who currently holds the nonrecourse mortgage on the property.

3)
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
Retail
The decreases in revenues and operating expenses along with the increase in equity in earnings related to the change in consolidation method are due to the change from full consolidation to equity method accounting upon the formation of a joint venture with an outside partner for Westchester’s Ridge Hill, a regional mall in Yonkers, New York (Q1-2016), and Shops at Wiregrass, a regional mall in Tampa, Florida (Q4-2016). The decreases in revenues and operating expenses related to recent disposals are primarily due to the sale of Avenue at Tower City Center, a specialty retail center in Cleveland, Ohio, and related parking facility assets (Q1-2016), and Shops at Northfield at Stapleton in Denver, Colorado (Q4-2017).
Development
The decrease in other revenues relates to a $5,500,000 development fee related to the redevelopment project of Ballston Quarter, a regional mall in Arlington, Virginia, recognized in 2016 upon achievement of certain project milestones which did not recur in 2017. The decrease in operating expenses related to the development management and service functions is primarily due to reduced overhead costs as a result of our recent reorganization, as well as the centralization of certain functions now performed at Corporate and reported as Corporate expenses.
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

	Office	Apartments	Retail	Total Operations	Development	Other	Total
Revenues for the year ended December 31, 2015	$425,052	$267,633	$138,955	$831,640	$114,722	$31,869	$978,231
Increase (decrease) due to:
Comparable portfolio	(449)	8,468	1,124	9,143	—	—	9,143
Non-comparable properties (1)	—	11,487	—	11,487	(4,742)	—	6,745
Change in consolidation method due to partial sale or acquisition	48,159	3,674	(39,275)	12,558	—	—	12,558
Recently disposed properties	(8,621)	(385)	(16,279)	(25,285)	—	(28,351)	(53,636)
Land sales	—	(611)	—	(611)	(30,480)	—	(31,091)
Other	(286)	1,349	(4,865)	(3,802)	11,335	—	7,533
Revenues for the year ended December 31, 2016	$463,855	$291,615	$79,660	$835,130	$90,835	$3,518	$929,483

	Office	Apartments	Retail	Total Operations	Development	Corporate	Other	Total
Operating expenses for the year ended December 31, 2015	$182,677	$142,926	$90,489	$416,092	$101,031	$100,099	$8,130	$625,352
Increase (decrease) due to:
Comparable portfolio	(3,473)	(2,172)	(1,056)	(6,701)	—	—	—	(6,701)
Non-comparable properties (1)	—	3,729	—	3,729	2,868	—	—	6,597
Change in consolidation method due to partial sale or acquisition	13,231	1,917	(19,452)	(4,304)	—	—	—	(4,304)
Recently disposed properties	(3,697)	(141)	(11,042)	(14,880)	(1,414)	—	(5,400)	(21,694)
Land cost of sales	—	(90)	—	(90)	(17,662)	—	—	(17,752)
Organizational transformation and termination benefits	—	—	—	—	—	(16,417)	—	(16,417)
Development, management, corporate and other	(2,755)	(8,856)	(6,812)	(18,423)	(3,791)	10,709	—	(11,505)
Operating expenses for the year ended December 31, 2016	$185,983	$137,313	$52,127	$375,423	$81,032	$94,391	$2,730	$553,576

	Office	Apartments	Retail	Total Operations	Development	Corporate	Other	Total
Equity in earnings (loss) for the year ended December 31, 2015	$11,533	$27,929	$80,366	$119,828	$(301)	$(99,497)	$2,283	$22,313
Increase (decrease) due to:
Comparable portfolio	2,214	(27)	2,336	4,523	—	—	—	4,523
Non-comparable properties (1)	—	1,817	—	1,817	1,930	—	—	3,747
Recently disposed equity method properties	—	—	(637)	(637)	—	—	(1,961)	(2,598)
Change in consolidation method due to partial sale or acquisition	(8,353)	(1,369)	2,469	(7,253)	—	—	—	(7,253)
Land	—	—	—	—	1,449	—	—	1,449
Subsidized senior housing	—	(293)	—	(293)	—	—	—	(293)
Other	1,858	13,045	(1,252)	13,651	(1,800)	(4,038)	—	7,813
Equity in earnings (loss) for the year ended December 31, 2016	$7,252	$41,102	$83,282	$131,636	$1,278	$(103,535)	$322	$29,701

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
Development
The increase in other revenues primarily relates to a $5,500,000 development fee related to the redevelopment project of Ballston Quarter, recognized upon achievement of certain project milestones. The decrease in operating expenses related to the management and service companies is primarily due to reduced overhead costs as a result of our recent reorganization, as well as the centralization of certain functions now performed at Corporate and reported as Corporate expenses.
Corporate
The decrease in organizational transformation and termination benefits is a result of the transactional nature of these project costs. These costs are discussed in total below immediately following this section. The increase in other operating expenses is primarily due to outside consulting costs and increased general and administrative costs as a result of certain functions being centralized as a result of the recent reorganization and now reported as Corporate expenses that were previously recorded in the Office, Retail, Apartments and Development segments. The equity in earnings (loss) reported in the Corporate segment relates solely to interest expense on our equity method investments, as all interest expense is reported in the Corporate segment.
Other
The fluctuations in revenues, operating expenses and equity in earnings related to recent disposals are due to the sale of our interests in entities that develop and manage military family housing (Q1-2016).

Organizational Transformation and Termination Benefits
The following table summarizes the components of organizational transformation and termination benefits:

	Years Ended December 31,
	2017	2016	2015
	(in thousands)
Termination benefits	$17,728	$13,032	$17,980
Strategic alternative costs	13,190	—	—
Shareholder activism costs	3,477	3,493	—
Reorganization costs	—	14,320	19,050
REIT conversion costs	—	863	11,095
Total	$34,395	$31,708	$48,125
For the periods presented, we experienced workplace reductions and recorded the associated termination benefits expense (outplacement and severance payments based on years of service and other defined criteria) for each occurrence. We record a severance liability during the period in which costs are estimable and notification has been communicated to affected employees.
Strategic alternative costs consist primarily of professional fees (legal and investment banking advisors) incurred related to the Board of Directors’ process to consider a broad range of alternatives to enhance stockholder value, including, but not limited to, an accelerated and enhanced operating plan, structural alternatives for our assets, and potential merger, acquisition or sale transactions.
Shareholder activism costs are comprised of advisory, legal and other professional fees associated with activism matters.
Reorganization costs consist primarily of consulting and other professional fees related to the 2016 restructuring of the organization by function (operations, development and corporate support) that was completed in 2016.
REIT conversion costs consist primarily of legal, accounting, consulting and other professional fees. The REIT conversion was completed by the end of 2015 with all costs incurred and paid in early 2016.
We have segregated these costs along with termination benefits and reported these amounts as organizational transformation and termination benefits in the Consolidated Statements of Operations and reported in the Corporate segment.

Depreciation and Amortization
Depreciation and amortization expense was $248,353,000, $250,848,000 and $252,925,000 for the years ended December 31, 2017, 2016 and 2015, respectively. The decrease for the year ended December 31, 2017 compared with the prior year is primarily attributable to the disposal of full or partial interests in rental properties and decreased amortization expense of the fair market value of in-place leases acquired in our June 2015 acquisition of our partner’s equity ownership interest in University Park at MIT, a mixed-use life science office campus in Cambridge, Massachusetts, partially offset by new property openings.
The decrease for the year ended December 31, 2016 compared with the year ended December 31, 2015 is primarily attributable to the sale of full or partial interests in rental properties partially offset by the change from equity method accounting to full consolidation for University Park at MIT (Q2-2015) and new property openings.
Write-Offs of Abandoned Development Projects and Demolition Costs
See Note R – Write-Offs of Abandoned Development Projects and Demolition Costs in the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for detailed information.
Impairment of Real Estate and Impairment of Unconsolidated Entities
Impairment of Real Estate
The following table summarizes our impairment of real estate included in continuing operations:

		Years Ended December 31,
		2017	2016	2015
		(in thousands)
461 Dean Street (Apartment)	Brooklyn, New York	$44,288	$—	$—
Regional Malls:
Shops at Northfield Stapleton	Denver, Colorado	—	68,821	—
Boulevard Mall	Amherst, New York	—	52,510	—
Shops at Wiregrass	Tampa, Florida	—	12,464	—
Westchester's Ridge Hill	Yonkers, New York	—	—	398,558
Office Buildings:
Post Office Plaza	Cleveland, Ohio	—	11,800	—
Illinois Science and Technology Park	Skokie, Illinois	—	7,900	26,246
Land inventory	Las Vegas, Nevada	—	1,230	16,307
Other		—	2,100	10,323
		$44,288	$156,825	$451,434
During the year ended December 31, 2017, the Company began the marketing process of 461 Dean Street. The initiation of the marketing process triggered management to update its undiscounted cash flow analysis, including its probability weighted estimated holding period. As a result, the estimated probability weighted undiscounted cash flows no longer exceeded the carrying value, requiring the Company to adjust the carrying value to its estimated fair value during the year ended December 31, 2017.
During the year ended December 31, 2016, our Board of Directors authorized a process to review strategic alternatives for a portion of our retail portfolio. At December 31, 2016, we had begun discussions with certain strategic partners and other potential buyers for several of our retail assets. In connection with this review, we updated our impairment analysis on our retail assets, including increasing the likelihood of near-term sales. As a result, the estimated probability weighted undiscounted cash flows no longer exceeded the carrying value of the Shops at Northfield Stapleton and Boulevard Mall, requiring us to adjust the carrying value to their estimated fair value during the year ended December 31, 2016.
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

Impairment of Unconsolidated Entities
The following table summarizes our impairment of unconsolidated entities:

		Years Ended December 31,
		2017	2016	2015
		(in thousands)
Westchester’s Ridge Hill	Yonkers, New York	$10,600	$—	$—
Pacific Park Brooklyn	Brooklyn, New York	—	299,300	—
Federally assisted housing apartment communities	Various	—	—	10,295
Other		—	7,100	3,549
		$10,600	$306,400	$13,844
During the year ended December 31, 2017, the Company signed a definitive agreement for the sale of Westchester’s Ridge Hill, a regional mall in Yonkers, New York, to its partner. This triggered management to update its impairment analysis, including its estimated selling price. As a result, the estimated fair value no longer exceeded the carrying value, requiring the Company to adjust the carrying value to its estimated fair value during the year ended December 31, 2017. See the Financial Condition and Liquidity section of the MD&A of this 10-K for additional information regarding the definitive agreement to sell the Company’s regional mall portfolio.
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

In January 2018, we reached an agreement with Greenland USA on the restructuring of the Pacific Park Brooklyn. The transaction, which is expected to close in mid-2018, will increase Greenland USA’s ownership interest in the joint venture from 70% to 95% on future construction costs, effective January 15, 2018, and reduce our ownership interest and future obligations to fund future construction costs from 30% to 5%.  Completed or partially completed projects of the joint venture, including 38 Sixth Ave, 550 Vanderbilt, 535 Carlton and the related parking garages, will remain owned by Greenland USA and us on a 70%/30% basis, respectively. There can be no assurance that the transaction will be consummated as agreed upon and described above, or at all.
See Note S – Impairment of Real Estate and Impairment of Unconsolidated Entities in the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for detailed information on other impairments.
Interest and Other Income
Interest and other income was $53,651,000, $46,229,000 and $37,739,000 for the years ended December 31, 2017, 2016 and 2015, respectively. The increase for the year ended December 31, 2017 compared with the prior year is primarily related to the receipt of a New York State Empire Zone tax credit related to previously paid real estate taxes at Westchester’s Ridge Hill of $7,159,000 during the year ended December 31, 2017. The increase for the year ended December 31, 2016 compared with the year ended December 31, 2015 is primarily related to interest income on notes receivable related to the Nets and Barclays Center sales, partially offset by decreased income recognition on the allocation of state and federal historic preservation, low income housing and new market tax credits.
Gain on Change in Control of Interests
See Note T – Gain on Change in Control of Interests in the Notes to Consolidated Financial Statements in Item 8 of this Form 10‑K for additional information.
Interest Expense
The following table presents interest expense for the year ended December 31, 2017 compared with the year ended December 31, 2016. All amounts are presented in thousands.

Interest expense for the year ended December 31, 2016	$131,441
Increase (decrease) due to:
Comparable portfolio	(36,213)
Non-comparable properties	7,607
Change in consolidation method due to partial sale or acquisition	(4,482)
Recently disposed properties	(3,772)
Capitalized interest	19,819
Mark-to-market adjustments on non-designated swaps	(1,251)
Corporate recourse debt	6,103
Other	1,179
Interest expense for the year ended December 31, 2017	$120,431
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
Reclassification Adjustment for Interest Rate Swap Breakage Fee
See Note J – Derivative Instruments and Hedging Activities in the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for additional information.
Amortization of Mortgage Procurement Costs
Amortization of mortgage procurement costs was $5,550,000, $5,719,000 and $7,549,000 for the years ended December 31, 2017, 2016 and 2015, respectively. The decrease from the prior years is primarily due to our ongoing deleveraging strategy.
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
Gain on Disposition of Rental Property in Deed-in-Lieu Transaction
See Note X – Net Gain on Disposition of Full or Partial Interest in Rental Properties, Net of Tax in the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for additional information.
Assets and Liabilities Held for Sale and Discontinued Operations
See Note Y – Assets and Liabilities Held for Sale and Discontinued Operations in the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for additional information.
Subsequent Event
On January 31, 2018, our 50% noncontrolling partner at Bayside Village, an apartment community in San Francisco, CA, closed on a transaction where they sold the majority of their 50% ownership interest to an unrelated third party. Prior to this transaction, the Company fully consolidated the property, as the outside partner, in accordance with the partnership agreement, lacked any substantive participating rights. Simultaneously with the sale, the Company amended the partnership agreement to grant substantive participating rights to the new outside partner and received a cash payment of $24,000,000 in connection with such amendment.  Based on the substantive participating rights granted to the new outside partner, a reconsideration event as defined in the consolidation standards has occurred.  As a result, the Company may deconsolidate the entity and account for the Company’s 50% investment in the property using the equity method of accounting. At December 31, 2017, approximately $415,000,000 of real estate, net, $127,000,000 of nonrecourse mortgage debt, net and $144,000,000 of noncontrolling interest associated with this asset is reflected on the Consolidated Balance Sheet. If deconsolidation is found to be appropriate, the Company would re-measure its equity interest in the property at fair value, as required by the accounting guidance, and would expect to record the difference as a gain on change in control.

Net Earnings (Loss) Attributable to Forest City Realty Trust, Inc.
Net earnings attributable to Forest City Realty Trust, Inc. for the year ended December 31, 2017 was $206,030,000 versus a net loss of $(158,402,000) for the year ended December 31, 2016. The variance to the prior year period is primarily attributable to the following fluctuations, which are pre-tax, include unconsolidated investment activity and are net of noncontrolling interests:
Asset Dispositions - $(277,326,000)

•	$(140,501,000) related to decreased gains on disposition of full or partial interest in rental properties and unconsolidated investments in 2017 compared to 2016;

•	$(136,687,000) related to the net gain on disposition of the development site 625 Fulton Avenue in 2016 that did not recur in 2017;

•	$29,845,000 related to a gain on a deed-in-lieu transaction at Boulevard Mall, a regional mall in Amherst, New York;

•	$(29,143,000) related to a combined fluctuation in revenues and operating expenses at properties in which we disposed of our full or partial interest during 2017 and 2016; and

•	$(840,000) related to decreased land sales in 2017 compared with 2016, primarily at our Stapleton project.
Financing Transactions - $77,019,000

•
$41,617,000 primarily related to decreases in interest expense on nonrecourse mortgage debt partially due to the payoff of the $640,000,000 nonrecourse mortgage debt for the New York Times building in 2016, as well as on mortgage debt related to properties in which we disposed of our full or partial interests in 2017 and 2016, and on corporate debt due to separate, privately negotiated exchange transactions involving certain of our Senior Notes due 2016, 2018 and 2020 in 2016. The decreases were offset by interest expense incurred on the Term Loan, which we borrowed in full in November 2016 to payoff the mortgage debt on the New York Times building;

•
$29,349,000 related to decreased losses on extinguishment of debt compared with 2016 primarily due to separate, privately negotiated exchange transactions involving a portion of our Senior Notes due 2016, 2018 and 2020 in 2016;

•
$24,635,000 related to an interest rate swap breakage fee incurred in 2016 to terminate an interest rate swap associated with the New York Times on its nonrecourse mortgage debt, which was paid off prior to its 2017 maturity date;

•
$(19,819,000) related to an increase in interest expense in 2017 compared with 2016 due to decreased capitalized interest on projects under construction and development as we decreased our construction pipeline; and

•	$1,237,000 related to the change in fair market value of certain derivatives not qualifying for hedge accounting between the comparable periods, which was marked to market through interest expense.
Non-Cash Transactions - $424,868,000

•	$408,337,000 related to decreased impairment of real estate in 2017 compared to 2016;

•
$8,364,000 related to a decrease in depreciation and amortization expense in 2017 compared with 2016 primarily due to the disposition of our full or partial interest in properties in 2017 and 2016, partially offset by recently owned properties;

•	$6,956,000 related to decreased write-offs of abandoned development projects and demolition costs in 2017 compared with 2016; and

•	$1,211,000 related to a decrease in amortization of mortgage procurement costs primarily related to our ongoing deleveraging strategy.
Operations - $32,102,000

•	$16,270,000 related to a combined fluctuation in revenues and operating expenses in our comparable portfolio in 2017 compared to 2016;

•
$9,989,000 related to increased interest and other income in 2017 compared to 2016 primarily attributable to the receipt of a New York State Empire Zone tax credit related to Westchester’s Ridge Hill of $7,159,000 in 2017;

•
$8,530,000 related to a combined fluctuation in revenues and operating expenses for operations and development properties in lease-up or recently stabilized but not comparable and other non-comparable properties at December 31, 2017; and

•	$(2,687,000) related to increased organizational transformation and termination benefits in 2017 compared with 2016.

Income Taxes - $106,527,000

•
$78,427,000 due to decreased income tax expense primarily due to gains on sale of assets owned by our TRS in 2016. The tax expense in 2016 is primarily non-cash as it largely relates to the utilization of the deferred tax asset to offset the taxable gain on the various sales; and

•	$28,100,000 due to the effects of the statutory repeal of the corporate alternative minimum tax in 2017.

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
Financing Transactions - $49,092,000

•
$44,278,000 primarily related to a decrease in interest expense on nonrecourse mortgage debt due to the disposition of our full interest in Barclays Center, the disposition of our partial interest in Westchester’s Ridge Hill, the early paydown of the nonrecourse mortgage debt for New York Times in 2016, the paydown of the nonrecourse mortgage note for One MetroTech Center in 2015, and on corporate debt due to separate, privately negotiated exchange transactions that occurred in 2016 and 2015 involving certain of our Senior Notes due 2016, 2018 and 2020;

•
$31,240,000 related to decreased losses on extinguishment of debt compared with 2015 primarily due to separate, privately negotiated exchange transactions that occurred in 2016 and 2015 involving a portion of our Senior Notes due 2016, 2018 and 2020;

•
$(24,635,000) related to an interest rate swap breakage fee incurred to terminate an interest rate swap associated with the New York Times on its nonrecourse mortgage debt, which was paid off prior to its 2017 maturity date;

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

•
$6,716,000 related to a combined fluctuation in revenues and operating expenses for operations and development properties in lease-up or recently stabilized but not comparable and other non-comparable properties at December 31, 2016.

Income Taxes - $(688,702,000)

•	$(588,607,000) due to a one-time adjustment to deferred taxes in 2015 as a result of the REIT conversion; and

•
$(100,095,000) due to increased income tax expense primarily due to gains on sale of assets owned by our TRS in 2016. The tax expense in 2016 is primarily non-cash as it largely relates to the utilization of the deferred tax asset to offset the taxable gain on the various sales. As we operated as a REIT in 2016, the majority of our operations, other than those in our TRS, was not subject to federal income tax. As a result, 2016 tax expense is not directly comparable to 2015 due to our change in taxpayer status.

FINANCIAL CONDITION AND LIQUIDITY
Apartment performance has begun to moderate due to increased supply throughout many areas in the United States, especially in some gateway cities. The increased supply has put pressure on near-term occupancy levels and rental growth. Office and retail performance, to varying degrees, is dependent on product type and geographic market. Access to bank credit and capital remains open with banks and permanent lenders originating new loans for real estate projects. Lenders continue favoring high quality operating assets in strong markets. While banks continue to originate construction loans for multifamily projects, construction loans for office or retail projects remain difficult to obtain, unless the project has substantial pre-leasing in place or higher than historical equity commitments from the developer.
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
During the three months ended December 31, 2017, we completed the sale of Shops at Northfield at Stapleton in Denver, Colorado, and South Bay Galleria in Redondo Beach, California which represented the first two regional mall assets to be sold to QIC. Through February 2018, we completed the sale of Antelope Valley Mall in Palmdale, California, and Mall at Robinson in Pittsburgh, Pennsylvania the third and fourth regional mall sale to QIC. These four dispositions generated net cash proceeds of approximately $125,148,000 and a note receivable of $88,864,000 which matures in 2019. We expect the sale of two additional regional malls to close in the first half of 2018 pending lender and other third-party approvals. The remaining four regional mall assets are expected to close as we secure replacement assets. We expect to dispose of the majority of these retail assets in a tax-deferred manner and redeploy the equity from our retail portfolio into apartment and office assets that align with our focus on primarily core markets and urban, mixed-use placemaking projects, including amenity retail.
In December 2017, we closed on the conversion of substantially all of our common ownership interest to preferred ownership interest in 10 of the12 specialty retail assets. Closings on the conversion of our common interest in two other centers in the portfolio - Shops at Northern Boulevard and Queens Place - are expected in the first half of 2018 as remaining lender matters are addressed. Final closings on each of the individual specialty retail centers are expected to occur in 2018 as we secure replacement assets into which to redeploy our preferred interest.
Based on the executed transaction agreements, the economics of the potential retail transactions reflect an average cap rate of approximately five percent on 2016 net operating income of approximately $105,000,000 and total debt of approximately $920,000,000. The QIC regional mall definitive agreement includes seller financing of up to $150,000,000, which matures in 2019. The NOI and total debt discussed above excludes the 42nd Street specialty retail asset, which is expected to close after resolution of a ground rent issue with the City of New York. However, there can be no assurance that the remaining transactions will be consummated on the terms described above, or at all. In addition, there can be no assurance that the remaining transactions, if consummated, could be executed in a tax deferred manner.
If we successfully execute on the retail redeployment strategy, we would expect to generate larger than average proceeds from dispositions and more acquisition activity, as discussed above, in the next 36 months than historical results.
As discussions have proceeded since August 2016, we have continuously updated our retail asset impairment analysis, which resulted in the recording of a significant impairment charge during the year ended December 31, 2016 related to one of our consolidated assets, Shops at Northfield Stapleton, and in the year ended December 31, 2017, related to our equity method investment in Westchester’s Ridge Hill. As we finalize the disposal of our retail portfolio, we may be required to further update our impairment analysis of fully consolidated assets and equity method investments, including probability weighted estimated holding periods and estimated sales prices. Changes in these estimates and assumptions may result in future impairments. Even when considering these impairments, we would expect to recognize a significant GAAP gain on the overall disposal of our retail portfolio, if we are able to execute on these agreements at the current pricing.
In connection with our sale of Short Pump Town Center, a regional mall in Richmond Virginia, to QIC, we have an agreement with a third partner, which currently owns 33% of the regional mall. In accordance with this agreement, the partner may put its entire ownership interest to us, requiring us to purchase its 33% ownership interest based upon pricing agreed to in connection with the QIC definitive sales agreement. The partner must exercise this put right prior to August 31, 2018, requiring us to close on the purchase by December 31, 2018.
Use of Funds
Our principal uses of funds include the financing of our real estate operating and development projects, capital expenditures for our existing operating portfolio, principal and interest payments on our nonrecourse mortgage debt and notes payable, revolving credit facility, term loan facility and senior notes, the one-time payment of our earnings and profits distribution made in the first quarter of 2016, our ongoing quarterly common stock dividends and selective operating asset acquisitions, including joint venture partner acquisitions. As noted in the retail portfolio discussion, if we can execute on tax-deferred sales of our retail assets, we would expect to have an increased number of asset acquisitions compared to our historical activity. We expect our $73,215,000 of Convertible Senior Notes due 2018 will convert to Class A common stock upon maturity in August 2018, based on the current conversion price and the current common stock price and will not require cash to extinguish this upcoming debt maturity. However, we cannot assure any or all of these Convertible Senior Notes due 2018 will ultimately convert to Class A common stock. If they do not convert, we will have to pay with cash on hand or borrow on our revolving credit facility, if required.
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

As discussed above, a majority of our assets are separately encumbered. Since 2011, our capital strategy has focused on reducing our overall leverage. During 2015, we began establishing an unencumbered asset pool. The properties in our unencumbered asset pool generated NOI of $30,364,000 during the year ended December 31, 2017. We believe this change in financing strategy is consistent with our deleveraging efforts and provides us greater financial flexibility. We intend to continue to add unencumbered assets to this pool during 2018 and beyond, as we continue to make progress on our deleveraging goals.
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
We continue to make progress on certain pre-development projects, primarily multifamily projects located in core markets. The cash required to fund our equity in projects under construction and development plus cash necessary to extend or pay down our near-term debt maturities is anticipated to exceed our cash from operations. As a result, we intend to extend maturing debt or repay it with net proceeds from property sales, equity joint ventures, borrowings on our revolving credit facility, term loan facility or future debt or equity financing.
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
The sales price for our equity interest in the Nets was $125,100,000 payable entirely in the form of a note receivable, which bears interest at 4.50% per annum payable at maturity and matures in 2021. In the event of a sale, the Nets would be required to prepay our note receivable using any proceeds received upon the closing of such sale, as defined in the Promissory Note governing the Nets note receivable.
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
On June 27, 2014, the City of New York and State of New York entities revised certain project requirements of Pacific Park Brooklyn with the goal of accelerating the construction of affordable housing. Among the requirements, affordable units are required to constitute 35% of all units for which construction has commenced until 1,050 affordable units have been started, after which the percentage drops to 25%. Failure to meet this requirement will prevent the joint venture from seeking new building permits, as well as give the State the right to seek injunctive relief. Also, temporary certificates of occupancy (“TCOs”) for a total of 2,250 affordable housing units are required to be issued by May 31, 2025 or a $2,000 per unit per month penalty will be imposed for those affordable units which have not received TCOs by such date, until issued. As of December 31, 2017, 782 affordable units have been completed.
In order to construct the seven buildings in Phase II, substantial additional costs for rail yard and infrastructure improvements, including a platform over the new permanent rail yard, will be required. Our agreement with the Metropolitan Transit Authority (“MTA”) requires collateral to be posted and for the construction of the permanent rail yard to be substantially complete by December 2017, subject to force majeure, for which we have sent notice to the MTA and requested a 16-month delay due to unforeseen site conditions. We had previously posted $86,000,000 of collateral with the MTA, which was returned upon the closing of the joint venture on June 30, 2014. At closing, the joint venture has provided the $86,000,000 collateral to the MTA, of which our portion was 30%, or approximately $26,000,000. The joint venture is accounted for on the equity method of accounting, resulting in the deconsolidation of the Pacific Park Brooklyn development project. The closing of this joint venture allows us to accelerate the delivery of needed affordable housing while significantly reducing our future equity requirements for the full build-out of this project, thereby reducing our development risk and improving our future liquidity.
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

During the three months ended September 30, 2016, it became evident the occupancy and rental rate declines in the Brooklyn market were not temporary as a result of an increased supply of new rental product amplified by the sun-setting and the uncertainty around the 421 A real estate tax abatement program. Also, the condominium market in New York had softened, causing the projected sale schedule for 550 Vanderbilt to be adjusted accordingly. Separately, the construction costs across the New York market continued to trend upward, resulting in increases in the estimated trade costs for certain infrastructure as well as vertical construction. As a result, during the three months ended September 30, 2016, as part of our formal strategic plan update, a decision was made to revise the overall project schedule for Pacific Park Brooklyn. Accordingly, we updated the discounted cash flow model to reflect the updated timing of the project schedule as well as the revenue, expense and cost assumptions. Based on the above, the estimated fair value of the investment no longer exceeded the carrying value, requiring the recording of a $299,300,000 impairment charge to adjust the carrying value to its estimated fair value during the year ended December 31, 2016.
In January 2018, we reached an agreement with Greenland USA on the restructuring of the Pacific Park Brooklyn joint venture. The transaction, which is expected to close in mid-2018, will increase Greenland USA’s ownership interest in the joint venture from 70% to 95% on future construction costs, effective January 15, 2018, and reduce our ownership interest and future obligations to fund future construction costs from 30% to 5%.  Completed or partially completed projects of the joint venture, including 38 Sixth Ave, 550 Vanderbilt, 535 Carlton and the related parking garages, will remain owned by Greenland USA and us on a 70%/30% basis, respectively. There can be no assurance that the transaction will be consummated as agreed upon and described above, or at all.
461 Dean Street
461 Dean Street is an apartment building in Brooklyn, New York adjacent to the Barclays Center at the Pacific Park Brooklyn project. This modular construction project opened during the three months ended September 30, 2016. We had a fixed price contract (the “CM Contract”) with Skanska USA to construct the apartment building. In 2014, Skanska USA ceased construction and we terminated the CM Contract for cause. Each party has filed lawsuits relating primarily to the project’s delays and associated additional completion costs. We continue to vigorously pursue legal action against Skanska USA for damages related to its default of the CM Contract. However, there is no assurance we will be successful in recovering these damages or defending against Skanska USA’s claims.
During the year ended December 31, 2017, we began the marketing process of 461 Dean Street. The initiation of the marketing process triggered management to update its undiscounted cash flow analysis including our probability weighted estimated holding period.  As a result, the estimate probability weighted undiscounted cash flows no longer exceeded the carrying value, requiring the recording of a $44,288,000 impairment charge to adjust the carrying value to our estimated fair value during the year ended December 31, 2017. We intend to continue trying to recoup our damages with the action above.
Nonrecourse Mortgage Financings
As of December 31, 2017, we had $467,380,000 of nonrecourse mortgage financings with scheduled maturities during the year ending December 31, 2018, of which $36,165,000 represents regularly scheduled amortization payments. Subsequent to December 31, 2017, we have addressed $17,641,000 of these maturities through closed transactions. We are currently in negotiations to refinance and/or extend the remaining $413,574,000 of nonrecourse debt. We cannot give assurance as to the ultimate result of these negotiations. As with all nonrecourse mortgages, if we are unable to negotiate an extension or otherwise refinance the mortgage, we could go into default and the lender could commence foreclosure proceedings on the single collateralized asset, which would likely result in a loss of the asset or an impairment which could be significant.
During the year ended December 31, 2017, the $93,096,000 nonrecourse mortgage encumbering Charleston Town Center, an unconsolidated regional mall in Charleston, West Virginia, matured and has been transferred to a Special Servicer. We are in the process of working with the Special Servicer to determine alternatives for this property, although there is no assurance that we will be successful in addressing the mortgage. If we are unable to successfully address this mortgage, the lender could commence foreclosure proceedings and we could lose our investment. We account for our 50% ownership interest in this investment using the equity method of accounting. At December 31, 2017, we have a negative investment basis of $15,568,000.
As of December 31, 2017, we had one nonrecourse mortgage greater than five percent of our nonrecourse mortgage debt and notes payable, net. The mortgage encumbers Fifteen Metrotech Center, an office building in Brooklyn, New York, and has a balance of $154,848,000, net of unamortized mortgage procurement costs, at December 31, 2017.
As of December 31, 2017, our share of nonrecourse mortgage debt and notes payable, net recorded on our unconsolidated subsidiaries amounted to $2,141,539,000 of which $464,098,000 ($14,531,000 represents scheduled principal payments) is scheduled to mature during the year ending December 31, 2018. Negotiations are ongoing on the 2018 maturities, but we cannot give assurance we will obtain these financings on favorable terms, or at all.

2017 Liquidity Transactions
During the year ended December 31, 2017, we completed the following transactions, which increased liquidity, reduced debt resulting in lower future fixed charges for interest, reduced future development equity requirements and development risk and strengthened our balance sheet:

•
We completed the sale of thirty-seven (thirty-five unconsolidated and two fully consolidated) of our federally assisted housing (“FAH”) apartment communities, consisting of 6,579 units. The dispositions resulted in net cash proceeds of $61,424,000 with the buyer assuming nonrecourse mortgage debt, net of $125,029,000 at our share.

•
We completed the sale of Illinois Science & Technology Park, office buildings in Skokie, Illinois, generating net cash proceeds of $16,494,000 after paying off the nonrecourse mortgage debt, net of $51,274,000.

•
We completed the sale of Shops at Bruckner Boulevard, an unconsolidated specialty retail center in Bronx, New York, generating net cash proceeds of $8,863,000 at our ownership share with the buyer assuming nonrecourse mortgage debt, net of $6,336,000 at our share.

•	We completed the sale of Post Office Plaza, an office building in Cleveland, Ohio, generating net cash proceeds of $1,224,000 after paying off the nonrecourse mortgage debt, net of $13,500,000.

•
We completed the sale of Shops at Northfield at Stapleton in Denver, Colorado, and South Bay Galleria in Redondo Beach, California, which represented the first two regional mall assets to be sold to QIC. The dispositions generated net cash proceeds of $108,549,000 and a note receivable of $36,935,000 which matures in 2019, along with the buyer assuming nonrecourse mortgage debt, net of $45,670,000 at our share.

•	We paid off the maturing $61,000,000 nonrecourse mortgage which encumbered Eleven MetroTech Center, an office building in Brooklyn, New York, using cash on hand.
Subsequent to 2017, we completed the following transactions:

•
Reached an agreement with Greenland USA on the restructuring of the Pacific Park Brooklyn joint venture, a 22 acre mixed-use project in Brooklyn, New York. The transaction, which is expected to close in mid-2018, will increase Greenland USA’s ownership interest in the joint venture from 70% to 95% on future construction costs, effective January 15, 2018, and reduce our ownership interest and future obligations to fund future construction costs from 30% to 5%.  Completed or partially completed projects of the joint venture, including 38 Sixth Ave, 550 Vanderbilt, 535 Carlton and the related parking garages, will remain owned by Greenland USA and us on a 70%/30% basis, respectively (there can be no assurance that the transaction will be consummated as agreed upon and described above, or at all); and

•
Completed the sale of Antelope Valley Mall in Palmdale, California, and Mall at Robinson in Pittsburgh, Pennsylvania the third and fourth regional mall assets to be sold to QIC. The disposition generated net cash proceeds of approximately $16,599,000 and a note receivable of $51,929,000 which matures in 2019, along with the buyer assuming nonrecourse mortgage debt, net of $78,002,000 at our share.

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
In addition to the REIT conversion, we completed an internal reorganization of the Company. The new structure is organized around our real estate operations, real estate development and corporate support service functions. We incurred significant costs associated with the REIT conversion and our internal reorganization. REIT conversion costs and professional fees associated with the reorganization were substantially complete as of December 31, 2016. Shareholder activism expenses, if any, and termination benefits associated with the completion of the reorganization will continue to be reported on this line item.

During the year ended December 31, 2017, our Board of Directors commenced a process, together with management and in consultation with financial and legal advisors, to consider a broad range of alternatives to enhance stockholder value, including, but not limited to, an accelerated and enhanced operating plan, structural alternatives for the Company’s assets, and potential merger, acquisition or sale transactions. There can be no assurance that this review will result in a strategic change or any transaction being announced or agreed upon.
We have incurred substantial costs from investment banking, legal and other advisors related to the strategic alternative review process. These costs have also been included in organizational transformation costs and termination benefits and will continue until the process is complete. During the years ended December 31, 2017, 2016 and 2015, we incurred $34,395,000, $31,708,000 and $48,125,000 of organizational transformation costs and termination benefits, respectively. We expect to incur additional organizational transformation costs and termination benefits in 2018, until the strategic review process is complete.
Dividends
We have been operating as a REIT since January 1, 2016. As such, we intend to distribute at least 100% of our taxable income within the REIT to avoid paying federal tax. Our REIT taxable income typically will not include income earned by our TRSs except to the extent the TRSs pay dividends to us.
Prior to the taxable year ended December 31, 2016, our predecessor, Forest City Enterprises, Inc., operated as a C corporation. A REIT is not permitted to retain earnings and profits (“E&P”) accumulated during the periods when the company or its predecessor was taxed as a C corporation or accumulated by the company’s or its predecessor’s TRS not converted to a qualified REIT subsidiary. We made a distribution to our stockholders in March 2016 of our accumulated positive E&P.
The following table summarizes cash dividends declared by the Board of Directors on our Class A and Class B common stock (“Common Stock”) (each outstanding share Class B common stock was converted into Class A common stock in June 2017) (in thousands, except per share data):

Type	Date Declared	Record Date	Payment Date	Amount Per Share	Total Cash Payment
2017
Quarterly	November 29, 2017	December 20, 2017	December 29, 2017	$0.14	$37,344
Quarterly	August 22, 2017	September 5, 2017	September 18, 2017	$0.14	$37,343
Quarterly	May 17, 2017	June 9, 2017	June 23, 2017	$0.09	$23,482
Quarterly	March 1, 2017	March 13, 2017	March 27, 2017	$0.09	$23,441
				$0.46	$121,610
2016
Quarterly	November 30, 2016	December 12, 2016	December 23, 2016	$0.06	$15,620
Quarterly	August 18, 2016	September 2, 2016	September 16, 2016	$0.06	$15,621
Quarterly	May 17, 2016	June 10, 2016	June 24, 2016	$0.06	$15,623
Quarterly	February 18, 2016	March 4, 2016	March 18, 2016	$0.06	$15,596
E&P	February 18, 2016	March 4, 2016	March 18, 2016	$0.10	$25,992
			Total	$0.34	$88,452
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

Financial Covenants
Our revolving credit facility and term loan facility contain certain restrictive financial covenants. A summary of the key financial covenants as defined in the agreements, all of which we are compliant with at December 31, 2017, follows:

	Requirement	As of
	Per Agreement	December 31, 2017
	(dollars in thousands)
Credit Facility Financial Covenants
Maximum Total Leverage Ratio	≤65%	43.6%
Maximum Secured Leverage Ratio	≤55%	40.1%
Maximum Secured Recourse Leverage Ratio	≤15%	0.0%
Maximum Unsecured Leverage Ratio	≤60%	18.4%
Minimum Fixed Charge Coverage Ratio	≥1.50x	1.92	x
Minimum Unencumbered Interest Coverage Ratio	≥1.50x	6.14	x
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
We are actively working to refinance and/or extend the maturities of the nonrecourse debt coming due in the next 24 months. During the year ended December 31, 2017, we completed the following financings:

Purpose of Financing	Amount
(in thousands)
Refinancings	$38,000
Construction and development projects	92,000
Loan extensions	30,177
$160,177

Cash Flows
Operating Activities
Net cash provided by operating activities was $431,326,000, $292,851,000 and $275,476,000 for the years ended December 31, 2017, 2016 and 2015, respectively. The net increase in net cash provided by operating activities is the result of reduced interest payments as a result of our deleveraging strategy, increased cash flow from operations of our rental properties, along with changes in operating assets and liabilities between the comparable periods.
Investing Activities
Net cash used in investing activities was $(274,671,000), $(76,708,000) and $(885,770,000) for the years ended December 31, 2017, 2016 and 2015, respectively, and consisted of the following:

	Years Ended December 31,
	2017	2016	2015
	(in thousands)
Capital expenditures:
Construction and development costs:
Ardan, an apartment community under construction in Dallas, Texas	$(48,784)	$(23,217)	$—
The Bridge at Cornell Tech, an office building in Roosevelt Island, New York	(44,327)	(63,338)	(25,859)
Mint Town Center, an apartment community in Denver, Colorado	(43,825)	(28,032)	(1,851)
Axis, an apartment community in Los Angeles, California	(33,412)	(41,444)	(16,431)
Eliot on 4th, an apartment community in Washington, D.C.	(29,993)	(41,728)	(23,693)
The Yards - The Guild, an apartment community under construction in Washington, D.C.	(29,126)	(11,530)	(5,853)
5M, an apartment community development site in San Francisco, California	(22,432)	(1,349)	(1,133)
461 Dean Street	(14,003)	(68,591)	(76,034)
Blossom Plaza, an apartment community in Los Angeles, California	(7,555)	(20,366)	(27,752)
NorthxNorthwest, an apartment community in Philadelphia, Pennsylvania	(4,435)	(63,147)	(29,364)
1812 Ashland Ave, an office building in Baltimore, Maryland	(3,056)	(14,121)	(26,049)
Kapolei Lofts, an apartment community in Kapolei, Hawaii	(1,531)	(49,458)	(58,454)
The Yards - Arris, an apartment community in Washington, D.C.	(961)	(21,052)	(57,077)
Other	(49,771)	(59,750)	(92,739)
Total construction and development costs (1)	(333,211)	(507,123)	(442,289)
Operating properties:
Office Segment	(22,655)	(10,048)	(14,494)
Apartment Segment	(29,569)	(19,383)	(27,722)
Retail Segment	(631)	(5,212)	(5,389)
	(52,855)	(34,643)	(47,605)
Tenant improvements:
Office Segment	(35,580)	(30,018)	(41,860)
Retail Segment	(3,977)	(4,673)	(4,610)
	(39,557)	(34,691)	(46,470)
Total operating properties	(92,412)	(69,334)	(94,075)
Corporate Segment	(10,218)	(99)	(205)
Total capital expenditures	$(435,841)	$(576,556)	$(536,569)
Capital expenditure of assets included in discontinued operations:
Arena	—	(690)	(20,811)
Acquisitions:
Partner’s interest in University Park at MIT	$—	$—	$(386,156)
500 Sterling Place	—	—	(11,119)
Total acquisitions	$—	$—	$(397,275)
Payment of lease procurement costs (2)	(11,569)	(11,692)	(12,662)
Increase in notes receivable	(38,357)	(28,846)	(31,211)
Payments on notes receivable	72,338	58,000	56,448

	Years Ended December 31,
	2017	2016	2015
	(in thousands)
Decrease (increase) in restricted cash used for investing purposes:
Hamel Mill Lofts, an apartment community in Haverhill, Massachusetts	$12,871	$—	$—
Illinois Science & Technology Park	3,077	—	—
Chestnut Lake, an apartment community in Strongsville, Ohio	2,136	(10,472)	—
MIT 45/75 Sidney Street, an office building in Cambridge, Massachusetts	—	6,618	—
Stapleton, a mixed-use community in Denver, Colorado	—	5,919	(5,949)
Westchester’s Ridge Hill	—	4,936	(5,273)
Nine MetroTech Center, an office building in Brooklyn, New York	—	4,869	(1,028)
The Yards - Twelve12	—	3,847	5,045
1812 Ashland Ave	—	—	19,984
One MetroTech Center, an office building in Brooklyn, New York	—	—	24,339
461 Dean Street	—	—	53,871
Collateral released (posted) for various interest rate swaps and total rate of return swaps	—	—	14,293
The Bridge at Cornell Tech,	—	—	4,000
Pacific Park Brooklyn (1)	—	—	2,873
Other	(6,245)	(6,467)	(898)
Total decrease in restricted cash used for investing purposes	$11,839	$9,250	$111,257
Cash held at Arena upon disposition	—	(28,041)	—
Proceeds from disposition of rental properties or development projects
The Shops at Northfield Stapleton	$50,019	$—	$—
Illinois Science & Technology Park	16,494	—	—
Fairmont Cinema in San Jose, California	4,387	—	—
Federally assisted housing apartment communities	2,344	—	—
Post Office Plaza, an office building in Cleveland, Ohio	1,224	—	—
Disposition of entities that develop and manage military housing	—	208,305	—
625 Fulton Avenue	—	93,776	—
Disposition of partial interest in Westchester’s Ridge Hill	—	75,448	—
Barclays Center	—	60,924	—
Avenue at Tower City Center and Tower City Parking	—	55,015	—
Terminal Tower	—	38,027	—
Disposition of partial interest in Shops at Wiregrass	—	24,906	—
Grand Lowry Lofts	—	23,262	—
Johns Hopkins Parking Garage	—	11,186	—
Skylight Office Tower	—	—	34,944
Other	14,058	5,988	1,006
Total proceeds from disposition of rental properties or development projects	$88,526	$596,837	$35,950

	Years Ended December 31,
	2017	2016	2015
	(in thousands)
Change in investments in and advances to unconsolidated entities—(contributions to) or distribution from investment:
Acquisitions:
A building at Antelope Valley Mall, a regional mall in Palmdale, California	$—	$—	$(4,011)
Dispositions:
Federally assisted housing apartment communities	59,080	—	—
South Bay Galleria, a regional mall in Redondo Beach, California	58,530	—	—
Shops at Bruckner Boulevard	8,863	—	—
Renewable energy facilities	3,672	—	—
Steinway Street Theaters	—	14,059	—
Apartments
Pacific Park Brooklyn joint venture	(51,286)	(65,867)	(55,800)
VYV, an apartment community under construction in Jersey City, New Jersey	(9,239)	(18,567)	(13,948)
Cobblestone Court, an apartment community in Painesville, Ohio, refinancing proceeds	3,695	—	—
Liberty Hills, an apartment community in Solon, Ohio, refinancing proceeds	—	—	4,000
Retail projects
Regional retail mall joint venture, primarily to fund rehabilitation and expansion projects	(32,180)	(9,977)	(6,327)
South Bay Galleria, repay a portion of a mortgage	—	(18,457)	—
Westchester’s Ridge Hill, primarily to fund a restricted cash construction escrow account	—	(16,114)	—
Atlantic Center, a specialty retail center in Brooklyn, New York	—	(4,383)	—
Promenade Temecula, a regional mall in Temecula, California, refinancing proceeds	—	18,457	—
Westfield San Franciso Centre, a regional mall in San Francisco, California	—	—	(5,303)
Office projects:
300 Massachusetts Ave, an office building in Cambridge, Massachusetts	—	12,823	(1,648)
38 Sidney Street, an office building in Cambridge, Massachusetts, refinancing proceeds	—	—	11,249
The Nets, a National Basketball Association member	—	(3,883)	(24,900)
Other	(2,742)	(3,061)	5,791
Total change in investments in and advances to unconsolidated entities	$38,393	$(94,970)	$(90,897)
Net cash used in investing activities	$(274,671)	$(76,708)	$(885,770)

(1)
We capitalized internal costs related to projects under construction and development of $36,866, $31,640 and $37,520, including compensation related costs of $32,867, $28,224 and $31,559, for the years ended December 31, 2017, 2016 and 2015, respectively. Total capitalized internal costs represent approximately 8.46%, 5.49% and 6.99% of total capital expenditures for the years ended December 31, 2017, 2016 and 2015, respectively.

(2)
We capitalized internal costs related to leasing activities of $2,037, $3,330 and $4,925, including compensation related costs of $1,681, $2,942 and $3,817, for the years ended December 31, 2017, 2016 and 2015, respectively.

Financing Activities
Net cash provided by (used in) financing activities was $(127,014,000), $(335,244,000) and $577,496,000 for the years ended December 31, 2017, 2016 and 2015, respectively.
During 2017, we continued our deleveraging strategy. In addition to using cash to repay nonrecourse mortgage debt, we had non-cash debt extinguishments at Illinois Science and Technology Park and Post Office Plaza. These sales transactions extinguished $51,274,000 and $13,500,000 of nonrecourse mortgage debt, respectively. In addition, the $34,382,000 non-recourse mortgage on 500 Sterling Place was extinguished in a related party transaction. We also used a significant amount of cash to pay dividends to our stockholders.
During 2016, we used cash we had on hand plus our new $335,000,000 term loan to pay off the $640,000,000 nonrecourse mortgage on the New York Times office building. We also used cash to redeem a portion of our 2018 and 2020 Senior Notes. In addition, we operated as a REIT for the first time in 2016 and paid $88,452,000 of dividends.
During 2015, we had a significant equity offering that we used to purchase the MIT Assets. This significant source of financing was offset by deleveraging activity, including paying down nonrecourse mortgages and cash paid to early convert the various tranches of our senior notes.

2006 CLASS A COMMON UNITS
We and certain of our affiliates entered into a Master Contribution and Sale Agreement (the “Master Contribution Agreement”) with Bruce C. Ratner (“Mr. Ratner”), Executive Vice President (through December 31, 2017), and certain entities and individuals affiliated with Mr. Ratner (the “BCR Entities”) in August 2006 to purchase their interests in a total of 30 retail, office and apartment operating properties and service companies in the Greater New York City metropolitan area. We issued Class A Common Units (“2006 Units”) in a jointly-owned limited liability company to the BCR Entities in exchange for their interests. We accounted for the issuance of the 2006 Units in exchange for the noncontrolling interests under the purchase method of accounting. The 2006 Units may be exchanged for one of the following forms of consideration at our sole discretion: (i) an equal number of shares of our Class A common stock or, (ii) cash based on a formula using the average closing price of the Class A common stock at the time of conversion or, (iii) a combination of cash and shares of our Class A common stock. If we elect to pay cash as full or partial consideration in exchange for 2006 Units, the exchanging unit holder(s) may elect to redeem such 2006 Units for an in-kind distribution of one or more properties in lieu of cash, provided certain conditions set forth under the Exchange Rights Agreement adopted pursuant to the Master Contribution Agreement are met. We may, in our sole discretion, elect not to proceed with an in-kind redemption if we determine in good faith that we will suffer any adverse effects from proceeding with the in-kind redemption. We have no rights to redeem or repurchase the 2006 Units. Pursuant to the Master Contribution Agreement, certain projects under development would remain owned jointly until each project was completed and achieved “stabilization.” Upon stabilization, each project would be valued and we, in our discretion, would choose among various ownership options for the project.
As described below, we and Mr. Ratner have agreed upon the value of each development project that has reached stabilization. As of December 31, 2017, air rights for any future residential vertical development at East River Plaza, a specialty retail center in Manhattan, New York, remains the only asset subject to this agreement. The development projects were not covered by the Tax Protection Agreement (the “Tax Protection Agreement”) that the parties entered into in connection with the Master Contribution Agreement. The Tax Protection Agreement indemnified the BCR Entities included in the initial closing against taxes payable by reason of any subsequent sale of certain operating properties and expires in November 2018.
Pursuant to the terms of the Master Contribution Agreement, in December 2015, we caused certain of our affiliates to acquire the BCR Entities’ interests in Westchester’s Ridge Hill, a regional mall in Yonkers, New York for $10. Subsequent to the December 2015 transaction, we owned 100% of the asset. In January 2016, we closed on the disposition of 51% of its equity interest.
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
The consideration exchanged by us for the BCR Entities’ interest in the two development projects was accounted for under the purchase method of accounting. Pursuant to the agreements, the BCR Entities received an initial cash amount of $49,249,000. We calculated the net present value of the remaining payments over the 15 year period using a discounted interest rate. This initial discounted amount of $56,495,000 was recorded and will be accreted up to the total liability through interest expense over the 15 year period using the effective interest method. At December 31, 2017 and 2016, $3,855,000 and $3,672,000, respectively, is recorded in accounts payable, accrued expenses and other liabilities related to this obligation. A final payment of $5,000,000 is due in April 2023.
As a result of the January 2017 sale of Shops at Bruckner Boulevard, we accrued and paid $482,000 related to a tax indemnity payment due to the BCR Entities during the year ended December 31, 2017.
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

Class A Common Unit Exchanges
In August 2017, certain BCR Entities exchanged 686,865 of the 2006 Units. We assigned and transferred our ownership interest in 500 Sterling Place, a previously 100% owned apartment community in Brooklyn, New York, for the exchanged 2006 Units. The agreed upon value of the exchanged property was based on an independent third party appraisal and both parties agreed to use $20 as the basis in determining the number of 2006 Units to be exchanged. We accounted for the non-cash exchange as a purchase of noncontrolling interests, resulting in a reduction of noncontrolling interests of $35,037,000, a reduction of completed rental properties, net of $45,044,000, a reduction of nonrecourse mortgage debt of $34,382,000 and an increase to additional paid-in capital of $22,805,000, accounting for the agreed upon value of the exchanged property and the difference between the value of consideration exchanged and the historical cost basis of the noncontrolling interest balance. In September 2017, the Company made a $222,000 payment to the BCR entities for the overpayment of estimated closing costs related to the August 2017 exchange transaction. At December 31, 2017 and December 31, 2016, 1,111,044 and 1,940,788 of the 2006 Units were outstanding, respectively.
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
The carrying value of the 2006 Units of $56,674,000 and $99,000,000 is included as noncontrolling interests at December 31, 2017 and 2016, respectively.
Development Fees
During the year ended December 31, 2017, we distributed $997,000 to Mr. Ratner, which represented his share of the retainage release of a development fee earned during 2005 on a fee project for building the Kings County Supreme Court for New York City. The retainage was being held until the final certificate of occupancy was issued. We obtained the final certificate of occupancy and collected the retainage during the year ended December 31, 2017, at which time Mr. Ratner’s share was distributed.
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
Distribution Preference Payments
Pursuant to the Master Contribution Agreement, 2006 Units not exchanged are entitled to a distribution preference payment equal to the dividends paid on an equivalent number of shares of the our common stock. We recorded $709,000 and $660,000 during the years ended December 31, 2017 and 2016, respectively, related to the distribution preference payment, which is classified as noncontrolling interest expense on our Consolidated Statement of Operations.
COMMITMENTS AND CONTINGENCIES
See Note L – Commitments and Contingencies in the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for additional information.

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS
As of December 31, 2017, we are subject to certain contractual obligations, some of which are off-balance sheet, as described in the table below:

	Payments Due by Period
	December 31,
	2018	2019	2020	2021	2022	Thereafter	Total
	(in thousands)
Long-Term Debt:
Nonrecourse mortgage debt and notes payable (1)	$467,380	$480,819	$239,281	$195,128	$208,544	$1,438,666	$3,029,818
Share of nonrecourse mortgage debt and notes payable of unconsolidated entities	464,098	165,438	163,178	43,068	149,893	1,173,787	2,159,462
Revolving credit facility	—	—	—	—	—	—	—
Term loan facility	—	—	—	335,000	—	—	335,000
Convertible senior debt	73,215	—	40,021	—	—	—	113,236
Interest payments on long-term debt	120,898	99,135	86,081	67,411	53,610	304,481	731,616
Share of interest payments on long-term debt of unconsolidated entities	79,027	62,820	60,331	53,251	48,227	246,014	549,670
Operating leases	9,523	10,899	11,060	11,180	10,769	312,661	366,092
Share of operating leases of unconsolidated entities	5,536	5,318	5,319	5,327	5,336	240,929	267,765
Construction contracts	147,030	13,230	—	—	—	—	160,260
Other (2)	2,435	—	—	—	—	—	2,435
Total Contractual Obligations	$1,369,142	$837,659	$605,271	$710,365	$476,379	$3,716,538	$7,715,354

(1)
We have a substantial amount of nonrecourse mortgage debt, the details of which are further described within Item 7A. Quantitative and Qualitative Disclosures About Market Risk. We are contractually obligated to pay the interest and principal on these mortgages. Because we utilize mortgage debt as a primary source of capital, the balances and terms of the mortgages, and therefore the estimate of future contractual obligations, including interest payments, frequently change due to full or partial property dispositions, mortgage refinancings, changes in variable interest rates and new mortgage debt in connection with development properties.

(2)
We have other service contracts we enter into during our normal course of business which extend beyond one year and are based on usage, including snow plowing, answering services, copier maintenance and cycle painting. As we are unable to predict the usage variables, these contracts have been excluded from our summary of contractual obligations at December 31, 2017.

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

INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K, together with other statements and information publicly disseminated by us, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements reflect management’s current views with respect to financial results related to future events and are based on assumptions and expectations that may not be realized and are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, financial or otherwise, may differ, perhaps materially, from the results discussed in the forward-looking statements. Risk factors discussed in Item 1A of this Form 10-K and other factors that might cause differences, some of which could be material, include, but are not limited to, the uncertain outcome, impact, effects and results of our Board of Directors’ review of operating, strategic, financial and structural alternatives, shareholder activism efforts, our ability to carry out future transactions and strategic investments, as well as the acquisition related costs, unanticipated difficulties realizing benefits expected when entering into a transaction, our ability to qualify or to remain qualified as a REIT, our ability to satisfy REIT distribution requirements, the impact of issuing equity, debt or both, and selling assets to satisfy our future distributions required as a REIT or to fund capital expenditures, future growth and expansion initiatives, the impact of the amount and timing of any future distributions, the impact from complying with REIT qualification requirements limiting our flexibility or causing us to forego otherwise attractive opportunities beyond rental real estate operations, the impact of complying with the REIT requirements related to hedging, our lack of experience operating as a REIT, legislative, administrative, regulatory or other actions affecting REITs, including positions taken by the Internal Revenue Service, the possibility that our Board of Directors will unilaterally revoke our REIT election, the possibility that the anticipated benefits of qualifying as a REIT will not be realized, or will not be realized within the expected time period, the impact of current lending and capital market conditions on our liquidity, our ability to finance or refinance projects or repay our debt, the impact of the slow economic recovery on the ownership, development and management of our commercial real estate portfolio, general real estate investment and development risks, litigation risks, vacancies in our properties, risks associated with developing and managing properties in partnership with others, competition, our ability to renew leases or re-lease spaces as leases expire, illiquidity of real estate investments, our ability to identify and transact on chosen strategic alternatives for a portion of our retail portfolio, bankruptcy or defaults of tenants, anchor store consolidations or closings, the impact of terrorist acts and other armed conflicts, our substantial debt leverage and the ability to obtain and service debt, the impact of restrictions imposed by our revolving credit facility, term loan and senior debt, exposure to hedging agreements, the level and volatility of interest rates, the continued availability of tax-exempt government financing, our ability to receive payment on the notes receivable issued by Onexim in connection with their purchase of our interests in the Barclays Center and the Nets, the impact of credit rating downgrades, effects of uninsured or underinsured losses, effects of a downgrade or failure of our insurance carriers, environmental liabilities, competing interests of our directors and executive officers, the ability to recruit and retain key personnel, risks associated with the sale of tax credits, downturns in the housing market, the ability to maintain effective internal controls, compliance with governmental regulations, increased legislative and regulatory scrutiny of the financial services industry, changes in federal, state or local tax laws and international trade agreements, volatility in the market price of our publicly traded securities, inflation risks, cybersecurity risks, cyber incidents, conflicts of interest, risks related to our organizational structure including operating through our Operating Partnership and our UPREIT structure, as well as other risks listed from time to time in our SEC filings, including but not limited to, our annual and quarterly reports. We have no obligation to revise or update any forward-looking statements, other than as imposed by law, as a result of future events or new information. Readers are cautioned not to place undue reliance on such forward-looking statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Our market risk includes the inability to obtain construction loans, refinance existing construction loans into long-term fixed-rate nonrecourse financing, refinance existing nonrecourse financing at maturity, obtain renewals or replacement of credit enhancement devices, such as letters of credit, or otherwise obtain funds by selling real estate assets or by raising equity (see the “Lending and Capital Market Conditions May Negatively Impact Our Liquidity and Our Ability to Finance or Refinance Projects or Repay Our Debt” section of Item 1A. Risk Factors). We also have interest-rate exposure on our current variable-rate debt portfolio. During the construction period, we have historically used variable-rate debt to finance developmental projects. Upon opening and achieving stabilized operations, we have historically procured long-term fixed-rate financing for our rental properties. If we are unable to procure long-term fixed-rate financing, we would pursue extending maturities with existing lenders. Additionally, we are exposed to interest rate risk upon maturity of our long-term fixed-rate financings. The total weighted average interest rate includes the impact of interest rate swaps and caps for applicable fixed rate and variable rate debt in place as of December 31, 2017.
Interest Rate Exposure
The following table summarizes the composition of interest rate exposure on our long term debt, net:

December 31, 2017	Corporate	Operating Properties	Projects under Construction and Development	Total	Total Weighted Average Rate
		(dollars in thousands)
Fixed	$112,637	$1,615,592	$40,165	$1,768,394	4.25%
Variable
Taxable	333,668	680,907	—	1,014,575	3.34%
Tax-Exempt	—	648,809	12,888	661,697	2.58%
	$446,305	$2,945,308	$53,053	$3,444,666	3.66%
Total gross commitment from lenders			$175,276
To mitigate short-term variable interest rate risk, we have purchased interest rate hedges for our variable-rate debt disclosed above as follows:
Taxable (Priced off of LIBOR Index)

	Swaps
	Notional	Average Base
Period Covered	Amount	Rate
	(dollars in thousands)
01/01/18 - 12/31/18	$97,450	1.87%
01/01/19 - 05/08/24	95,874	1.87%
Tax-Exempt (Priced off of Securities Industry and Financial Markets Association (“SIFMA”) Index)

	Caps
	Notional	Average Base
Period Covered	Amount	Rate
	(dollars in thousands)
01/01/18 - 12/31/18	$69,518	5.89%
01/01/19 - 12/31/19	37,208	6.23%
01/01/20 - 08/15/20	28,400	6.00%
The tax-exempt caps generally were purchased in conjunction with lender hedging requirements that require the borrower to protect against significant fluctuations in interest rates. Except for those requirements, we generally do not hedge tax-exempt debt due to its historically low interest rates.
Sensitivity Analysis to Changes in Interest Rates
Including the effect of the protection provided by the interest rate swaps, caps and long-term contracts in place as of December 31, 2017, a 100 basis point increase in taxable interest rates (including corporate debt and the effect of interest rate floors) would increase the annual pre-tax interest cost for the next 12 months of our variable-rate debt by approximately $9,171,000 at December 31, 2017. Although tax-exempt rates generally move in an amount smaller than corresponding changes in taxable interest rates, a 100 basis point increase in tax-exempt rates would increase the annual pre-tax interest cost for the next 12 months of our tax-exempt variable-rate debt by approximately $6,617,000 at December 31, 2017. This analysis includes a portion of our taxable and tax-exempt variable-rate debt related to construction loans for which the interest expense is capitalized.

We enter into total rate of return swaps (“TROR”) on various tax-exempt fixed-rate borrowings. The TROR convert borrowings from a fixed rate to a variable rate. The TROR requires the payment of a variable interest rate, generally equivalent to the SIFMA rate (1.71% at December 31, 2017) plus a spread. Additionally, we have guaranteed the fair value of the underlying borrowings. Fluctuation in the value of the TROR is offset by the fluctuation in the value of the underlying borrowings, resulting in minimal financial impact. At December 31, 2017, the aggregate notional amount of TROR designated as fair value hedging instruments is $605,036,000. The underlying TROR borrowings are subject to a fair value adjustment. In addition, we have TROR with a notional amount aggregating $136,746,000 that are not designated as fair value hedging instruments, but are subject to interest rate risk.
We estimate the fair value of our hedging instruments based on interest rate market and bond pricing models. At December 31, 2017 and 2016, we recorded interest rate caps, swaps and TROR with positive fair values of approximately $9,098,000 and $9,718,000, respectively, in other assets. At December 31, 2017 and 2016, we recorded interest rate swaps and TROR that had a negative fair value of approximately $12,845,000 and $26,202,000, respectively, in accounts payable, accrued expenses and other liabilities.
We estimate the fair value of our long-term debt instruments by market rates, if available, or by discounting future cash payments at interest rates that approximate the current market. Estimated fair value is based upon market prices of public debt, available industry financing data, current treasury rates and recent financing transactions. Based on these parameters, the table below contains the estimated fair value of our long-term debt,net (exclusive of the fair value of derivatives) at December 31, 2017.

	Carrying Value	Fair Value	Fair Value with 100 bp Decrease in Market Rates
	(in thousands)
Fixed	$1,768,394	$1,786,157	$1,874,885
Variable
Taxable	1,014,575	1,014,368	1,015,455
Tax-Exempt	661,697	659,702	662,413
Total Variable	$1,676,272	$1,674,070	$1,677,868
Total Long-Term Debt	$3,444,666	$3,460,227	$3,552,753
The following table provides information about our long-term debt instruments that are sensitive to changes in interest rates.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk (continued)
December 31, 2017

	Expected Maturity Date
	Year Ending December 31,
Long-Term Debt	2018	2019	2020	2021	2022	Period Thereafter	Net Unamortized Procurement Costs	Total Outstanding	Fair Market Value
	(dollars in thousands)
Fixed:
Fixed-rate debt	$177,644	$100,167	$159,152	$170,720	$208,343	$851,418	$(11,687)	$1,655,757	$1,655,215
Weighted average interest rate	4.35%	4.04%	5.04%	4.64%	4.82%	3.92%		4.27%
Convertible senior debt (1)	73,215	—	40,021	—	—	—	(599)	112,637	130,942
Weighted average interest rate	4.25%	—%	3.63%	—%	—%	—%		4.03%
Total Fixed-Rate Debt	250,859	100,167	199,173	170,720	208,343	851,418	(12,286)	1,768,394	1,786,157
Variable:
Variable-rate debt	188,905	372,152	80,129	24,408	201	23,197	(8,085)	680,907	680,642
Weighted average interest rate (2)	3.94%	3.30%	3.87%	4.61%	4.37%	3.65%		3.59%
Tax-exempt	100,831	8,500	—	—	—	564,051	(11,685)	661,697	659,702
Weighted average interest rate (2)	2.65%	4.70%	—%	—%	—%	2.54%		2.58%
Bank revolving credit facility (1)	—	—	—	—	—	—		—	—
Weighted average interest rate (2)	—%	—%	—%	—%	—%	—%		—%
Term loan facility (1)	—	—	—	335,000	—	—	(1,332)	333,668	333,726
Weighted average interest rate (2)	—%	—%	—%	2.81%	—%	—%		2.81%
Total Variable-Rate Debt	289,736	380,652	80,129	359,408	201	587,248	(21,102)	1,676,272	1,674,070
Total Long-Term Debt	$540,595	$480,819	$279,302	$530,128	$208,544	$1,438,666	$(33,388)	$3,444,666	$3,460,227
Weighted average interest rate	3.88%	3.48%	4.50%	3.48%	4.82%	3.38%		3.66%

(1)	Represents recourse debt.

(2)	Weighted average interest rate is based on current market rates as of December 31, 2017.

Item 8. Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS

Page
Consolidated Financial Statements:
Report of Independent Registered Public Accounting Firm	89
Consolidated Balance Sheets	90
Consolidated Statements of Operations	91
Consolidated Statements of Comprehensive Income (Loss)	92
Consolidated Statements of Equity	93
Consolidated Statements of Cash Flows	94
Notes to Consolidated Financial Statements	95

Supplementary Data:
Quarterly Consolidated Financial Data (Unaudited)	146

Financial Statement Schedules:
Schedule II – Valuation and Qualifying Accounts	156
Schedule III – Real Estate and Accumulated Depreciation	157
Schedule IV – Mortgage Loan on Real Estate	163

All other schedules are omitted because they are not applicable or the required information is presented in the consolidated financial statements or the notes thereto.

Individual financial statements of entities accounted for by the equity method have been omitted because such entities do not constitute a significant subsidiary or it has been determined that inclusion of such financial statements are not required.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
of Forest City Realty Trust, Inc.:
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Forest City Realty Trust, Inc. (formerly Forest City Enterprises, Inc.) and its subsidiaries as of December 31, 2017 and December 31, 2016, and the related consolidated statements of operations, of comprehensive income (loss), of equity and of cash flows for each of the three years in the period ended December 31, 2017, including the related notes and financial statement schedules listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and December 31, 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ PricewaterhouseCoopers LLP
Cleveland, OH
February 22, 2018

We have served as the Company’s auditor since 1989.

Forest City Realty Trust, Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31,
	2017	2016
	(in thousands)
Assets
Real Estate
Completed rental properties	$7,154,607	$7,112,347
Projects under construction and development	568,552	734,980
Land inventory	57,296	68,238
Total Real Estate	7,780,455	7,915,565
Less accumulated depreciation	(1,484,163)	(1,442,006)
Real Estate, net – (variable interest entities $2,383.2 million and $2,270.3 million, respectively)	6,296,292	6,473,559
Cash and equivalents – (variable interest entities $55.3 million and $59.3 million, respectively)	204,260	174,619
Restricted cash – (variable interest entities $65.5 million and $46.5 million, respectively)	146,131	149,300
Accounts receivable, net - (variable interest entities $32.2 million and $72.2 million, respectively)	225,022	208,563
Notes receivable - (variable interest entities $132.8 million and $154.3 million, respectively)	398,785	383,163
Investments in and advances to unconsolidated entities	550,362	564,779
Other assets – (variable interest entities $66.6 million and $72.2 million, respectively)	242,435	274,614
Total Assets	$8,063,287	$8,228,597
Liabilities and Equity
Liabilities
Nonrecourse mortgage debt and notes payable, net – (variable interest entities $1,448.2 million and $1,437.8 million, respectively)	$2,998,361	$3,120,833
Revolving credit facility	—	—
Term loan facility, net	333,668	333,268
Convertible senior debt, net	112,637	112,181
Accounts payable, accrued expenses and other liabilities – (variable interest entities $259.9 million and $241.9 million, respectively)	650,022	726,724
Cash distributions and losses in excess of investments in unconsolidated entities	123,882	150,592
Total Liabilities	4,218,570	4,443,598
Commitments and Contingencies	—	—
Equity
Stockholders’ Equity
Preferred stock – $.01 par value; 20,000,000 shares authorized, no shares issued	—	—
Common stock – $.01 par value
Class A, 371,000,000 shares authorized, 265,343,283 and 239,937,796 shares issued and outstanding, respectively	2,653	2,399
Class B, convertible, 0 and 56,000,000 shares authorized, 0 and 18,788,169 shares issued and outstanding	—	188
Total common stock	2,653	2,587
Additional paid-in capital	2,537,538	2,483,275
Retained earnings	896,806	812,386
Accumulated other comprehensive loss	(8,563)	(14,410)
Total Stockholders’ Equity	3,428,434	3,283,838
Noncontrolling interest	416,283	501,161
Total Equity	3,844,717	3,784,999
Total Liabilities and Equity	$8,063,287	$8,228,597

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Realty Trust, Inc. and Subsidiaries
Consolidated Statements of Operations

	Years Ended December 31,
	2017	2016	2015
	(in thousands, except per share data)
Revenues
Rental	$665,354	$649,923	$625,725
Tenant recoveries	106,703	117,144	133,829
Service and management fees	37,220	53,824	45,263
Parking and other	42,871	56,996	62,376
Land sales	59,778	48,078	79,169
Military Housing	—	3,518	31,869
Total revenues	911,926	929,483	978,231
Expenses
Property operating and management	297,143	337,951	383,088
Real estate taxes	85,662	90,468	91,274
Ground rent	15,235	14,375	11,348
Cost of land sales	27,708	13,661	31,413
Military Housing operating	—	2,730	8,130
Corporate general and administrative	62,149	62,683	51,974
Organizational transformation and termination benefits	34,395	31,708	48,125
	522,292	553,576	625,352
Depreciation and amortization	248,353	250,848	252,925
Write-offs of abandoned development projects and demolition costs	1,596	10,348	9,534
Impairment of real estate	44,288	156,825	451,434
Total expenses	816,529	971,597	1,339,245
Operating income (loss)	95,397	(42,114)	(361,014)

Interest and other income	53,651	46,229	37,739
Gain on change in control of interests	—	—	486,279
Interest expense	(120,431)	(131,441)	(157,166)
Reclassification adjustment for interest rate swap breakage fee	—	(24,635)	—
Amortization of mortgage procurement costs	(5,550)	(5,719)	(7,549)
Loss on extinguishment of debt	(2,961)	(32,960)	(65,086)
Earnings (loss) before income taxes and earnings from unconsolidated entities	20,106	(190,640)	(66,797)
Earnings (loss) from unconsolidated entities
Equity in earnings	25,163	29,701	22,313
Net gain on disposition of interest in unconsolidated entities	110,221	13,166	20,293
Impairment	(10,600)	(306,400)	(13,844)
	124,784	(263,533)	28,762
Earnings (loss) before income taxes	144,890	(454,173)	(38,035)
Income tax expense (benefit) of taxable REIT subsidiaries (2017 and 2016)
Current	6,586	3,240	2,139
Deferred	(28,200)	493	(583,917)
	(21,614)	3,733	(581,778)
Earnings (loss) before gains (loss) on disposal of real estate	166,504	(457,906)	543,743
Net gain (loss) on disposition of full or partial interest in development projects, net of tax	(113)	136,117	—
Net gain on disposition of full or partial interest in rental properties, net of tax	18,800	121,284	1,067
Gain on disposition of rental property in deed-in-lieu transaction	29,845	—	—
Earnings (loss) from continuing operations	215,036	(200,505)	544,810
Discontinued operations, net of tax:
Operating loss from rental properties	—	(1,126)	(27,520)
Gain on disposition	—	49,353	—
Equity in earnings (loss)	—	(822)	(24,952)
	—	47,405	(52,472)
Net earnings (loss)	215,036	(153,100)	492,338
Noncontrolling interests, gross of tax
Earnings from continuing operations attributable to noncontrolling interests	(9,006)	(6,078)	(13,258)
Loss from discontinued operations attributable to noncontrolling interests	—	776	16,962
	(9,006)	(5,302)	3,704
Net earnings (loss) attributable to Forest City Realty Trust, Inc.	$206,030	$(158,402)	$496,042

Basic earnings (loss) per common share
Earnings (loss) from continuing operations attributable to common stockholders	$0.78	$(0.80)	$2.19
Earnings (loss) from discontinued operations attributable to common stockholders	—	0.19	(0.14)
Net earnings (loss) attributable to common stockholders	$0.78	$(0.61)	$2.05
Diluted earnings (loss) per common share
Earnings (loss) from continuing operations attributable to common stockholders	$0.78	$(0.80)	$2.10
Earnings (loss) from discontinued operations attributable to common stockholders	—	0.19	(0.13)
Net earnings (loss) attributable to common stockholders	$0.78	$(0.61)	$1.97

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Realty Trust, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)

	Years Ended December 31,
	2017	2016	2015
	(in thousands)
Net earnings (loss)	$215,036	$(153,100)	$492,338
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments (net of tax of $0, $0 and $(18), respectively)	—	95	24
Unrealized net gain on interest rate derivative contracts (net of tax of $0, $0 and $(5,612), respectively)	5,861	28,780	22,584
Realized loss on interest rate swap breakage fee	—	24,635	—
One-time adjustment to deferred taxes on OCI related to REIT conversion	—	—	(31,651)
Total other comprehensive income (loss), net of tax	5,861	53,510	(9,043)
Comprehensive income (loss)	220,897	(99,590)	483,295
Comprehensive (income) loss attributable to noncontrolling interest	(9,020)	(5,317)	3,688
Total comprehensive income (loss) attributable to Forest City Realty Trust, Inc.	$211,877	$(104,907)	$486,983

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Realty Trust, Inc. and Subsidiaries
Consolidated Statements of Equity

	Common Stock				Additional Paid-in Capital				Accumulated Other Comprehensive (Loss) Income
	Class A		Class B			Retained Earnings	Treasury Stock			Noncontrolling Interest
	Shares	Amount	Shares	Amount			Shares	Amount			Total
	(in thousands)
Balances at January 1, 2015	180,859	$60,286	19,209	$6,403	$1,165,828	$563,198	1,095	$(18,922)	$(58,846)	$434,776	$2,152,723
Net earnings, net of $16,962 loss attributable to redeemable noncontrolling interest						496,042				13,258	509,300
Other comprehensive income, net of tax									(9,059)	16	(9,043)
Issuance of Class A shares in equity offering	37,375	12,458			794,042						806,500
Adjustment of Class A and Class B par value from $.33 to $.01		(77,252)		(6,080)	83,332						—
Purchase of treasury stock							223	(5,543)			(5,543)
Conversion of Class B to Class A shares	404	135	(404)	(135)							—
Proceeds and Class A shares received from termination of Convertible Senior Notes hedge					24,321		258	(6,503)			17,818
Issuance of Class A shares in exchange for Convertible Senior Notes	19,967	6,656			403,924						410,580
Restricted stock vested	810	253			(253)						—
Repurchase of Class A common shares	(26)				(579)						(579)
Exercise of stock options and write-off of deferred tax asset related to expired stock options					(2,079)		(104)	2,031			(48)
Stock-based compensation					31,835						31,835
Exchange of 2006 Class A Common Units for Class A shares	1,032	344			52,319					(52,663)	—
Acquisition of partners’ noncontrolling interest in consolidated subsidiaries					(303)					(9)	(312)
Contributions from noncontrolling interests										106,244	106,244
Distributions to noncontrolling interests										(44,624)	(44,624)
Adjustment due to change in ownership of consolidated subsidiaries					479					(774)	(295)
Retirement of treasury stock	(1,472)	(491)			(28,446)		(1,472)	28,937			—
Balances at December 31, 2015	238,949	$2,389	18,805	$188	$2,524,420	$1,059,240	—	$—	$(67,905)	$456,224	$3,974,556
Net loss, net of $776 loss attributable to redeemable noncontrolling interest						(158,402)				6,078	(152,324)
Other comprehensive income									53,495	15	53,510
Common stock dividends						(88,452)					(88,452)
Conversion of Class B to Class A shares	17	—	(17)	—							—
Cost incurred for planned reclassification of Class B to Class A shares					(3,896)						(3,896)
Restricted stock and performance shares vested	1,267	12			(12)						—
Repurchase of Class A common shares	(390)	(3)			(7,942)						(7,945)
Exercise of stock options	86	1			1,157						1,158
Stock-based compensation					25,463						25,463
Issuance of Class A common shares in exchange for 2016 Senior Notes	9	—			186						186
Acquisition of partners’ noncontrolling interest in consolidated subsidiaries					(56,101)					19,916	(36,185)
Contributions from noncontrolling interests										50,506	50,506
Distributions to noncontrolling interests										(31,578)	(31,578)
Balances at December 31, 2016	239,938	$2,399	18,788	$188	$2,483,275	$812,386	—	$—	$(14,410)	$501,161	$3,784,999
Net earnings						206,030				9,006	215,036
Other comprehensive income									5,847	14	5,861
Common stock dividends						(121,610)					(121,610)
Conversion of Class B common stock to Class A common stock	24,612	246	(18,788)	(188)	(58)						—
Cost incurred for conversion of Class B to Class A common stock					(9,305)						(9,305)
Restricted stock vested	818	8			(8)						—
Repurchase of Class A common stock	(272)	(2)			(6,080)						(6,082)
Exercise of stock options	91	1			1,497						1,498
Issuance of Class A common stock under the deferred compensation plan for non-employee director	13	—			309						309
Stock-based compensation					26,884						26,884
Exchange of 2006 Class A Common Units for Class A common stock	143	1			7,287					(7,288)	—
Exchange of 2006 Class A Common Units for rental property					22,805					(35,037)	(12,232)
Issuance of Class A common stock in exchange for 2018 Senior Note	—	—			1						1
Acquisition of partners’ noncontrolling interest in consolidated subsidiaries					10,931					(10,931)	—
Contributions from noncontrolling interests										23,168	23,168
Distributions to noncontrolling interests										(63,810)	(63,810)
Balances at December 31, 2017	265,343	$2,653	—	$—	$2,537,538	$896,806	—	$—	$(8,563)	$416,283	$3,844,717

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Realty Trust, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2017	2016	2015
	(in thousands)
Net earnings (loss)	$215,036	$(153,100)	$492,338
Depreciation and amortization	248,353	250,848	252,925
Amortization of mortgage procurement costs	5,550	5,719	7,549
Impairment of real estate	44,288	156,825	451,434
Impairment of unconsolidated entities	10,600	306,400	13,844
Write-offs of abandoned development projects and demolition costs	1,596	10,348	4,430
Loss on extinguishment of debt	2,961	32,580	65,086
Net (gain) loss on disposition of interest in development projects, net of tax	113	(136,117)	—
Net gain on disposition of full or partial interest in rental properties, net of tax	(18,800)	(121,284)	(1,067)
Gain on disposition of rental property in deed-in-lieu transaction	(29,845)	—	—
Gain on change in control of interests	—	—	(486,279)
Deferred income tax expense (benefit)	(28,200)	493	(583,917)
Equity in earnings	(25,163)	(29,701)	(22,313)
Net gain on disposition of interest in unconsolidated entities	(110,221)	(13,166)	(20,293)
Stock-based compensation	18,738	19,802	24,118
Amortization and mark-to-market adjustments of derivative instruments	1,904	3,053	(2,886)
Operating distributions from unconsolidated entities	76,683	71,646	60,029
Non-cash operating expenses and deferred taxes included in discontinued operations	—	(309)	18,569
Loss from unconsolidated entities included in discontinued operations	—	1,400	40,760
Gain on disposition included in discontinued operations, net of tax	—	(49,353)	—
Decrease in land inventory	15,213	878	6,776
(Increase) decrease in accounts receivable	(12,922)	10,375	(6,422)
(Increase) decrease in other assets	(2,220)	12,386	(27,283)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	17,662	(86,872)	(11,922)
Net cash provided by operating activities	431,326	292,851	275,476
Cash Flows from Investing Activities
Capital expenditures	(435,841)	(576,556)	(536,569)
Capital expenditures of assets included in discontinued operations	—	(690)	(20,811)
Acquisitions	—	—	(397,275)
Payment of lease procurement costs	(11,569)	(11,692)	(12,662)
Increase in notes receivable	(38,357)	(28,846)	(31,211)
Payments on notes receivable	72,338	58,000	56,448
Decrease in restricted cash	11,839	9,250	111,257
Cash held at Arena upon disposition	—	(28,041)	—
Proceeds from disposition of rental properties or development projects	88,526	596,837	35,950
Contributions to unconsolidated entities	(95,447)	(140,309)	(115,496)
Distributions from unconsolidated entities	133,840	45,339	24,599
Net cash used in investing activities	(274,671)	(76,708)	(885,770)
Cash Flows from Financing Activities
Proceeds from nonrecourse mortgage debt and notes payable	210,467	555,770	312,841
Principal payments on nonrecourse mortgage debt and notes payable	(156,285)	(919,136)	(523,346)
Borrowings on revolving credit facility	—	20,500	111,850
Payments on revolving credit facility	—	(20,500)	(111,850)
Borrowings on term loan facility	—	335,000	—
Redemption of Senior Notes due 2018 & 2020	—	(157,644)	—
Proceeds from issuance of Class A common stock, net of $34,438 of transaction costs	—	—	806,500
Proceeds received from termination of convertible senior note hedge	—	—	17,818
Payments to noteholders related to exchange of convertible senior notes	—	(24,376)	(63,135)
Transaction costs related to exchanges of Senior Notes for Class A common stock	—	(2,460)	(6,950)
Payment of costs incurred for conversion of Class B to Class A common stock	(11,266)	—	—
Payment of deferred financing costs	(2,768)	(7,172)	(16,808)
Purchase of treasury stock	—	—	(5,543)
Repurchase of Class A common shares	(6,082)	(7,945)	(579)
Exercise of stock options	1,498	1,158	1,488
Dividends paid to stockholders	(121,610)	(88,452)	—
Net distributions to redeemable noncontrolling interests	—	—	(6,098)
Acquisitions of noncontrolling interests	—	(39,395)	(312)
Contributions from noncontrolling interests	23,168	50,328	106,244
Distributions to noncontrolling interests	(64,136)	(30,920)	(44,624)
Net cash (used in) provided by financing activities	(127,014)	(335,244)	577,496
Net increase (decrease) in cash and equivalents	29,641	(119,101)	(32,798)
Cash and equivalents at beginning of period (including cash held for sale)	174,619	293,720	326,518
Cash and equivalents at end of period (including cash held for sale)	$204,260	$174,619	$293,720
The accompanying notes are an integral part of these consolidated financial statements.

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

A. Summary of Significant Accounting Policies
General
Forest City Realty Trust, Inc. (with its subsidiaries, the “Company”) principally engages in the operation, development, management and acquisition of office, apartment and retail real estate and land throughout the United States. The Company had approximately $8.1 billion of consolidated assets in 20 states and the District of Columbia at December 31, 2017. The Company’s core markets include Boston, Chicago, Dallas, Denver, Los Angeles, Philadelphia, and the greater metropolitan areas of New York City, San Francisco and Washington D.C. The Company has regional offices in Boston, Dallas, Denver, Los Angeles, New York City, San Francisco, Washington, D.C., and the Company’s corporate headquarters in Cleveland, Ohio.
The Company is organized around real estate operations, real estate development and corporate support service functions.
Real Estate Operations represents the performance of the Company’s core rental real estate portfolio and is comprised of the following reportable operating segments:

•	Office - owns, acquires and operates office and life science buildings.

•	Apartments - owns, acquires and operates upscale and middle-market apartments and adaptive re-use developments.

•	Retail - owns, acquires and operates amenity retail within our mixed-use properties, and remaining regional malls and specialty/urban retail centers.
The remaining reportable operating segments consist of the following:

•
Development - develops and constructs office and life science buildings, apartments, condominiums, amenity retail and mixed-use projects. The Development segment includes recently opened operating properties prior to stabilization and the horizontal development and sale of land to residential, commercial and industrial customers primarily at its Stapleton project in Denver, Colorado.

•	Corporate - provides executive oversight and various support services for Operations, Development and Corporate employees.

•
Other - owned and operated non-core investments, including the Barclays Center, a sports and entertainment arena located in Brooklyn, New York (“Arena”) (sold in January 2016), the Company’s equity method investment in the Brooklyn Nets (the “Nets”) (sold in January 2016), and military housing operations (sold in February 2016).

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
REIT Conversion
On January 13, 2015, the board of directors of Forest City Enterprises, Inc., the Company’s predecessor, approved a plan to pursue conversion to real estate investment trust (“REIT”) status. On May 29, 2015, Forest City Enterprises, Inc. formed the Company as a Maryland corporation and wholly-owned subsidiary of Forest City Enterprises, Inc. On October 20, 2015, the stockholders of Forest City Enterprises, Inc. approved and adopted the merger agreement that implemented the restructuring of Forest City Enterprises, Inc. into a holding company so as to facilitate its conversion to a REIT.
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
Company Operations
The Company is organized as a Real Estate Investment Trust (“REIT”) for federal income tax purposes. The Company holds substantially all of its assets, and conducts substantially all of its business, through the Operating Partnership. The Company is the sole general partner of the Operating Partnership and, as of December 31, 2017, owns all of the limited partnership interests directly or indirectly in the Operating Partnership.
The Company holds and operates certain of its assets through one or more taxable REIT subsidiaries (“TRSs”). A TRS is a subsidiary of a REIT subject to applicable corporate income tax. The Company’s use of TRSs enables it to continue to engage in certain businesses while complying with REIT qualification requirements and allows the Company to retain income generated by these businesses for reinvestment without the requirement of distributing those earnings. The primary businesses held in TRSs include 461 Dean Street, an apartment building in Brooklyn, New York, South Bay Galleria (sold in December 2017), Antelope Valley Mall (sold in January 2018), Mall at Robinson (sold in February 2018) and Charleston Town Center, regional malls in Redondo Beach, California, Palmdale, California, Pittsburgh, Pennsylvania and Charleston, West Virginia, respectively, Pacific Park Brooklyn project, land development operations, Barclays Center arena (sold in January 2016), the Nets (sold in January 2016), and military housing operations (sold in February 2016). In the future, the Company may elect to reorganize and transfer certain assets or operations from its TRSs to other subsidiaries, including qualified REIT subsidiaries.
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

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

In August 2016, the FASB issued an amendment to the accounting guidance on the classification of certain transactions on the statement of cash flows where diversity in practice previously existed. The guidance addresses certain specific cash flow issues, including, but not limited to, debt prepayment or debt extinguishment costs and distributions received from equity method investments. This guidance is effective for fiscal years, and for interim reporting periods within those fiscal years, beginning after December 15, 2017. Early adoption was permitted, and the Company elected to adopt this guidance using the retrospective transition method effective January 1, 2017. The adoption of this guidance did not have a material impact the Company’s Consolidated Statements of Cash Flows.
In January 2017, the FASB issued an amendment to the accounting guidance for business combinations to clarify the definition of a business. The objective of this guidance is to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. This guidance is effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods. Early adoption is permitted, and the Company has elected to adopt this guidance effective January 1, 2017 on a prospective basis. The impact on the Company’s consolidated financial statements resulting from the adoption of this guidance will depend on the Company’s level of acquisitions, but will most likely increase the number of acquisitions accounted for as asset acquisitions rather than business combinations.
The following new accounting pronouncements will be adopted on January 1, 2018:
In May 2014, the FASB issued an amendment to the accounting guidance for revenue from contracts with customers. The core principle of this guidance is an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance defines steps an entity should apply to achieve the core principle. This guidance is effective for annual reporting periods beginning after December 15, 2017 and interim reporting periods within that annual period and allows for both retrospective and modified retrospective methods of adoption. The Company will adopt this guidance as of January 1, 2018 using the modified retrospective method. Rental revenue from lease contracts represents a significant portion of the Company’s total revenues and is a specific scope exception provided by this guidance. However, common area maintenance and other tenant reimbursable expenses provided to the lessee are considered a non-lease component and will be required to be separated from rental revenue and recorded on a separate financial statement line item upon adoption of the new accounting guidance on leases discussed below. The Company has completed its analysis and has concluded the adoption of this guidance will not result in a material impact on the Company’s consolidated financial statements or disclosures.
In November 2016, the FASB issued an amendment to the accounting guidance on the classification and presentation of changes in restricted cash on the statement of cash flows. The guidance requires restricted cash to be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown in the statement of cash flows. This guidance is effective for fiscal years, and for interim reporting periods within those fiscal years, beginning after December 15, 2017. The Company will adopt this guidance as of January 1, 2018 using the retrospective transition method. The adoption of this guidance will significantly increase the combined beginning and ending period cash and restricted cash balances as presented and will remove the effects of the change in restricted cash as previously presented in Company’s Consolidated Statements of Cash Flows.
In February 2017, the FASB issued an amendment to the accounting guidance on the derecognition of nonfinancial assets. The guidance clarifies the definition of an in substance nonfinancial asset and the recognition of gains and losses from the transfer of nonfinancial assets and for partial sales of nonfinancial assets, which would include real estate. This guidance is effective for fiscal years, and for interim reporting periods within those fiscal years, beginning after December 15, 2017. The Company will adopt this guidance using the modified retrospective method on January 1, 2018. The impact on the Company’s consolidated financial statements resulting from the adoption of this guidance will depend on the level of real estate sales.
In August 2017, the FASB issued an amendment to the accounting guidance on derivatives and hedging activities. The purpose of this updated guidance is to better align a company’s financial reporting for hedging activities with the economic objectives of those activities. The transition method is a modified retrospective approach that will require the Company to recognize the cumulative effect of initially applying the guidance as an adjustment to accumulated other comprehensive income with a corresponding adjustment to the opening balance of retained earnings as of the beginning of the fiscal year that an entity adopts the update. The Company has elected to early adopt the guidance on January 1, 2018. The adoption of this guidance will not have a material impact on the Company’s consolidated financial statements.

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The following new accounting pronouncement will be adopted on its respective effective date:
In February 2016, the FASB issued an amendment to the accounting guidance on leases. This guidance sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new guidance requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to the current guidance for operating leases. The new guidance requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. The guidance is expected to impact the Company’s consolidated financial statements as the Company has certain operating and land lease arrangements for which it is the lessee. The new guidance supersedes the previous leases accounting standard. The guidance is effective on January 1, 2019. The adoption of the new guidance is expected to have an impact on the consolidated financial statements as the Company has material ground lease arrangements, as well as other lease agreements. In addition, the Company believes it will be precluded from capitalizing its internal leasing costs, as the costs are not expected to be directly incremental to the successful execution of a lease, as required by the new guidance. The Company is in the process of evaluating the impact of this guidance.
In January 2018, the FASB issued a proposal for comment that would make targeted improvements to the new accounting guidance on leases providing lessors with a practical expedient by class of underlying assets to not separate non-lease components from the lease component. Such practical expedient would be limited to circumstances in which (i) the timing and pattern of revenue recognition are the same for the non-lease component and the related lease component and (ii) the combined single lease component would be classified as an operating lease. If the exposed practical expedient is issued in its existing form, the Company expects to elect the practical expedient which would allow the Company the ability to combine the lease and non-lease components if the underlying asset meets the two criteria above.
Acquisition of Rental Properties
Upon acquisition of a rental property, the purchase price is allocated to net tangible and identified intangible assets acquired based on estimated fair values. Above-market and below-market in-place lease values are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) the Company’s estimated fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. Above-market lease values are amortized as a reduction of rental revenues (or rental expense for ground leases in which the Company is the lessee) over the remaining non-cancelable terms of the respective leases. Below-market lease values are amortized as an increase to rental revenues (or rental expense for ground leases in which the Company is the lessee) over the remaining non-cancelable terms of the respective leases, including any fixed-rate renewal periods that are probable of being exercised. For the Company’s below-market lease and in-place lease intangibles remaining at December 31, 2017 and 2016, the Company assumed fixed rate renewals for the in-place leases deemed to be below market and include the assumed renewals in the calculation of intangible asset values and related amortization period.
Intangible assets also include amounts representing the value of tenant relationships and in-place leases based on the Company’s evaluation of each tenant’s lease and its overall relationship with the respective tenant. The Company estimates the cost to execute leases with terms similar to in-place leases, including leasing commissions, legal and other related expenses. This intangible asset is amortized to expense over the remaining term of the respective lease. The Company’s estimates of value are made using methods similar to those used by independent appraisers or by using independent appraisals. Factors considered by the Company in this analysis include an estimate of the carrying costs during the expected lease-up periods, current market conditions and costs to execute similar leases. In estimating carrying costs, the Company includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods, which primarily range from three to twelve months. The Company also considers information obtained about each property as a result of its pre-acquisition due diligence, marketing and leasing activities in estimating the fair value of the tangible and intangible assets acquired. The Company also uses the information obtained as a result of its pre-acquisition due diligence in considering any conditional asset retirement obligations, and when necessary, will record a conditional asset retirement obligation as part of its purchase price. The value of in-place leases is amortized over the remaining non-cancelable term of the respective leases and any fixed-rate renewal periods deemed probable. The Company considers whether there is a value associated with a tenant relationship intangible asset. However, based on the nature of the assets typically acquired, it is rare for there to be a value assigned to this intangible asset.
In the event a lease is terminated, the unamortized portion of each related intangible is charged to income or expense, as applicable.

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

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
Cash flows associated with lease procurement costs are classified as investing activities and consist primarily of lease commissions and related legal fees associated with procuring first generation tenants under long-term lease agreements for office buildings, regional malls or specialty retail centers. The Company primarily incurs these costs during the development phase of the project and they are integral to starting construction and ultimately completing the project. Management views these lease procurement costs as part of the initial investment to obtain long-term cash flow.
Restricted Cash
Restricted cash represents amounts for debt service payments, taxes and insurance, collateral, security deposits, capital replacement, improvement and operating reserves, bond funds, and development and construction escrows.
Allowance for Doubtful Accounts
Allowances against notes and accounts receivables are based on management’s estimate of amounts that ultimately will not be realized from cash receipts or any applicable collateral. The Company’s notes receivable are evaluated individually for allowance purposes. As of December 31, 2017, each of the Company’s notes receivables is performing and we expect to collect amounts as they come due, and, as such, interest income on the notes receivables is accrued as earned. If the estimate of expected future cash flows does not accurately reflect actual events, the allowance may be over or understated. Management exercises judgment in establishing these allowances and considers payment history and current credit status in developing these estimates.
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
Other Assets
Other assets include costs incurred with obtaining the revolving credit facility financing, which are amortized over the life of the related facility and costs incurred with leasing space to tenants, which are amortized using the straight-line method over the terms of the related leases.

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

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
Variable Interest Entities
As of December 31, 2017, the Company determined it was the primary beneficiary of 44 VIEs. The creditors of the consolidated VIEs do not have recourse to the Company’s general credit. As of December 31, 2017, the Company determined it was not the primary beneficiary of 38 VIEs and accounts for these interests as equity method investments. The maximum exposure to loss of these unconsolidated VIEs is limited to $188,000,000, the Company’s investment balances at December 31, 2017.
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
Accumulated Other Comprehensive Loss
The following table summarizes the components of accumulated other comprehensive loss (“accumulated OCI”):

	December 31,
	2017	2016	2015
	(in thousands)
Unrealized losses on foreign currency translation	$—	$—	$95
Unrealized losses on interest rate derivative contracts (1)	8,612	14,473	67,888
	8,612	14,473	67,983
Noncontrolling interest	(49)	(63)	(78)
Accumulated other comprehensive loss	$8,563	$14,410	$67,905
The following table summarizes the changes, net of tax and noncontrolling interest, of accumulated OCI by component:

	Foreign Currency Translation	Interest Rate Contracts	Total
	(in thousands)
Balance, January 1, 2015	$(84)	$(58,762)	$(58,846)
Gain (loss) recognized in accumulated OCI	24	(6,445)	(6,421)
Loss reclassified from accumulated OCI	—	29,013	29,013
One-time adjustment to deferred taxes on OCI related to REIT conversion (3)	(35)	(31,616)	(31,651)
Total other comprehensive income (loss)	(11)	(9,048)	(9,059)
Balance, December 31, 2015	$(95)	$(67,810)	$(67,905)
Gain (loss) recognized in accumulated OCI	95	(9,414)	(9,319)
Loss reclassified from accumulated OCI	—	62,814	62,814
Total other comprehensive income	95	53,400	53,495
Balance, December 31, 2016	$—	$(14,410)	$(14,410)
Gain recognized in accumulated OCI	—	476	476
Loss reclassified from accumulated OCI	—	5,371	5,371
Total other comprehensive income	—	5,847	5,847
Balance, December 31, 2017	$—	$(8,563)	$(8,563)

(1)	Includes unrealized losses on interest rate swaps accounted for as hedges held by certain of the Company’s equity method investees.

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The following table summarizes losses reclassified from accumulated OCI and their location on the Consolidated Statements of Operations:

Accumulated OCI Components	Loss Reclassified from Accumulated OCI	Location on Consolidated Statements of Operations
	(in thousands)
Year Ended December 31, 2017
Interest rate contracts	$2,817	Interest expense
Interest rate contracts	2,568	Earnings from unconsolidated entities
	5,385	Total before income tax and noncontrolling interest
	(14)	Noncontrolling interest
	$5,371	Loss reclassified from accumulated OCI
Year Ended December 31, 2016
Interest rate contracts	$34,889	Interest expense
Interest rate contracts	24,635	Reclassification adjustment for interest rate swap breakage fee
Interest rate contracts	113	Net gain (loss) on disposition of full or partial interest in rental properties, net of tax
Interest rate contracts	3,192	Earnings from unconsolidated entities
	62,829	Total before income tax and noncontrolling interest
	(15)	Noncontrolling interest
	$62,814	Loss reclassified from accumulated OCI
Year Ended December 31, 2015
Interest rate contracts	$37,852	Interest expense
Interest rate contracts	(900)	Gain on change in control of interests
Interest rate contracts	3,722	Earnings from unconsolidated entities
	40,674	Total before income tax and noncontrolling interest
	(11,645)	Income tax benefit
	(16)	Noncontrolling interest
	$29,013	Loss reclassified from accumulated OCI
Noncontrolling Interest
Interests held by partners in consolidated entities are reflected in noncontrolling interest, which represents the noncontrolling interests’ share of the underlying net assets of the Company’s consolidated subsidiaries. Noncontrolling interest that is not redeemable is reported in the equity section of the Consolidated Balance Sheets.
During the year ended December 31, 2017, the Company exercised a promote option in the Arizona State Retirement System joint venture agreement, whereby the Company increased its ownership in the joint venture from 25.00% to 29.63%, as a result of the joint venture’s cumulative financial performance and estimated value creation. The non-cash transaction resulted in a decrease to noncontrolling interest and a corresponding increase to additional paid-in capital of $10,931,000.
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
Reacquired Stock
Effective December 31, 2015, the Company accounts for purchases of capital stock consistent with Maryland law, which does not contemplate treasury stock. Any capital stock reacquired for any purpose is recorded as a reduction of Class A common stock (at $.01 par value per share) and a decrease in additional paid-in capital.
Recognition of Revenues
Rental – Lease terms in office buildings, retail centers and certain parking facilities generally range from 1 to 30 years, excluding leases with certain anchor tenants, which typically are longer. Minimum rents are recognized on a straight-line basis over the non-cancelable term of the lease, which include the effects of rent steps and rent abatements under the leases. Overage rents are recognized after sales thresholds have been achieved. Apartment lease terms are generally one year.
Tenant Recoveries – Reimbursements from office and retail tenants for common area maintenance, taxes, insurance and other property operating expenses as defined in the lease agreements are recognized in the period the applicable costs are incurred.

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
Ground Rent – Ground lease expense is recognized using the straight-line method over the non-cancelable lease term. Participation payments triggered by defined events within the respective lease agreements such as refinancings, sales or other capital transactions are expensed when incurred. Ground rent during active development and construction is capitalized as a project cost.
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
Organizational Transformation and Termination Benefits
The following table summarizes the components of organizational transformation and termination benefits:

	Years Ended December 31,
	2017	2016	2015
	(in thousands)
Termination benefits	$17,728	$13,032	$17,980
Strategic alternative costs	13,190	—	—
Shareholder activism costs	3,477	3,493	—
Reorganization costs	—	14,320	19,050
REIT conversion costs	—	863	11,095
Total	$34,395	$31,708	$48,125
For the periods presented, the Company experienced workplace reductions and recorded the associated termination benefits expenses (outplacement and severance payments based on years of service and other defined criteria) for each occurrence. The Company records a severance liability during the period in which costs are estimable and notification has been communicated to affected employees.
Strategic alternative costs consist primarily of professional fees (legal and investment banking advisors) incurred related to the Company’s Board of Directors’ process to consider a broad range of alternatives to enhance stockholder value, including, but not limited to, an accelerated and enhanced operating plan, structural alternatives for the Company’s assets, and potential merger, acquisition or sale transactions.
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
The following table summarizes the activity in the accrued severance balance for termination benefits:

Total
(in thousands)
Accrued severance benefits at December 31, 2014	$4,982
Termination benefits expense	17,980
Payments	(6,624)
Accrued severance benefits at December 31, 2015	$16,338
Termination benefits expense	13,032
Payments	(19,401)
Accrued severance benefits at December 31, 2016	$9,969
Termination benefits expense	17,728
Payments	(13,723)
Accrued severance benefits at December 31, 2017	$13,974

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
Cash flows resulting from the tax benefits from tax deductions in excess of the compensation cost recognized for those options or shares (excess tax benefits) are classified as operating cash flows in the Consolidated Statements of Cash Flows. The Company records excess tax benefits only if the excess tax deductions reduce taxes payable computed on a with-and-without basis. There were no excess tax benefits classified as financing cash flows for the years ended December 31, 2017, 2016 and 2015.
Depreciation and Amortization
Depreciation and amortization is generally computed using the straight-line method over the estimated useful life of the asset. The estimated useful lives of buildings and certain first generation tenant allowances considered by management as a component of the building are 30 to 50 years. Subsequent tenant improvements and those first generation tenant allowances not considered a component of the building are amortized over the lesser of the estimated remaining useful life of the asset or the term of the lease. This estimated life is based on the length of time the asset is expected to generate positive operating cash flows. Actual events and circumstances can cause the life of the building and tenant improvement to be different than the estimates made. Additionally, lease terminations can affect the economic life of the tenant improvements.
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
Historic and New Market Tax Credit Entities
The Company invests in properties that have received, or the Company believes are entitled to receive, historic preservation tax credits on qualifying expenditures under Internal Revenue Code (“IRC”) section 47 and new market tax credits on qualifying investments in designated community development entities (“CDEs”) under IRC section 45D, as well as various state credit programs, including participation in the New York State Brownfield Tax Credit Program, which entitles the members to tax credits based on qualified expenditures at the time those qualified expenditures are placed in service. The Company typically enters into these investments with sophisticated financial investors. In exchange for the financial investors’ initial contribution into the investment, the financial investor is entitled to substantially all of the benefits derived from the tax credit. Typically, these arrangements have put/call provisions (which range up to seven years) whereby the Company may be obligated (or entitled) to repurchase the financial investors’ interest. The Company has consolidated each of these entities in its consolidated financial statements and has included these investor contributions in accounts payable, accrued expenses and other liabilities.
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

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Income Taxes
To qualify as a REIT, the Company is required to meet a number of organizational and operational requirements, including distributing as a dividend to stockholders at least 90% of the Company’s annual REIT taxable income, computed without regard to the dividends paid deduction and the Company’s net capital gains. As a REIT, the Company will generally not be subject to federal income taxes on its income and gains that are distributed to its stockholders. The states in which the Company operates follow rules similar to the federal rules with respect to the taxation of REITs. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal and state income taxes at regular corporate rates. In addition, the Company may not be able to requalify as a REIT for the four subsequent taxable years. However, certain activities will be conducted in TRSs and will continue to be subject to federal income taxes. In addition, the Company will be subject to corporate income taxes related to assets sold during the 5 year period following the date of conversion (ending December 31, 2020), to the extent such assets had a built-in gain on the date of conversion. This gain can be offset against any remaining federal net operating loss carryforwards. Furthermore, the Company does not intend to dispose of any assets after the REIT conversion within the specified period, unless net operating losses or various tax planning strategies, including Internal Revenue Code Section 1031 like-kind exchanges or other deferred tax structures are available, to mitigate the built-in gain tax liability.
During the three months ended December 31, 2015, all remaining contingencies to convert to a REIT were satisfied, including stockholder approval on October 20, 2015. As a result, the Company recorded a $588,607,000 one-time reversal of its net deferred tax liability related to its qualified REIT investments. Deferred tax assets and liabilities related to the Company’s TRSs were not reversed but included an adjustment to the reserve valuation allowance required as of December 31, 2015. See Note V – Income Taxes for additional information.
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
See See Note V – Income Taxes for additional information.
Earnings Per Share
The Company’s restricted stock is considered a participating security pursuant to the two-class method for computing basic earnings per share (“EPS”). The 2006 Class A Common Units (“2006 Units”) issued in exchange for Bruce C. Ratner’s noncontrolling interests in the Forest City Ratner Company portfolio in November 2006, which are reflected as noncontrolling interests in the Consolidated Balance Sheets, are considered convertible participating securities as they are entitled to participate in dividends paid to the Company’s common stockholders. The 2006 Units are included in the computation of basic EPS using the two-class method and are included in the computation of diluted EPS using the if-converted method. The Class A common stock issuable in connection with a conversion of the Convertible Senior Notes due 2016, Convertible Senior Notes due 2018 and Convertible Senior Notes due 2020 are included in the computation of diluted EPS using the if-converted method for the applicable period such notes were outstanding.

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Supplemental Non-Cash Disclosures
The following table summarizes the impact to the applicable balance sheet line items as a result of various non-cash transactions. Non-cash transactions primarily include dispositions of operating properties whereby the nonrecourse mortgage debt is assumed by the buyer or otherwise extinguished at closing, acquisition of rental properties, exchanges of 2006 Units or senior notes for Class A common stock or rental property, changes in consolidation methods of fully consolidated properties and equity method investments due to the occurrence of triggering events including, but not limited to, disposition of a partial interest in rental properties or development projects or acquisition of a partner’s interest, change in construction payables and other capital expenditures, notes receivable from the sale of rental properties or development project, redemption of redeemable noncontrolling interest, adoption of new accounting guidance for debt issuance costs, capitalization of stock-based compensation granted to employees directly involved with the development and construction of real estate, retirement of treasury stock upon conversion to REIT status and adjustment of Class A and Class B common stock par value.

	Years Ended December 31,
	2017	2016	2015
	(in thousands)
Non-cash changes to balance sheet - Investing activities
Projects under construction and development	$(63,573)	$(61,745)	$55,484
Completed rental properties	(239,367)	(1,257,606)	825,582
Restricted cash	8,670	(13,466)	8,969
Notes receivable	39,435	277,050	—
Investments in and advances to affiliates - due to dispositions or change in control	603	149,664	81,978
Investments in and advances to affiliates - other activity	(716)	3,228	20,852
Total non-cash effect on investing activities	$(254,948)	$(902,875)	$992,865
Non-cash changes to balance sheet - Financing activities
Nonrecourse mortgage debt and notes payable, net	$(194,116)	$(935,479)	$433,499
Convertible senior debt, net	(1)	(125)	(424,433)
Class A common stock	59	—	(76,823)
Additional paid-in capital	51,080	(14,755)	531,246
Treasury stock	—	—	22,434
Redeemable noncontrolling interest	—	(159,202)	—
Noncontrolling interest	(54,573)	19,087	(53,426)
Total non-cash effect on financing activities	$(197,551)	$(1,090,474)	$432,497

B. Accounts Receivable, Net
The following table summarizes the components of accounts receivable, net:

	December 31,
	2017	2016
	(in thousands)
Straight-line rent - tenants	$110,201	$119,366
Accounts receivable - tenants	11,206	13,263
Alternative minimum tax (“AMT”) credit receivable	28,100	—
Other	78,912	81,258
	228,419	213,887
Allowance for doubtful accounts	(3,397)	(5,324)
Total	$225,022	$208,563
See Note V - Income Taxes for additional information on the AMT credit receivable.

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

C. Notes Receivable
The following table summarizes the components of interest bearing notes receivable:

	December 31,			Weighted Average Interest Rate
	2017	2016	Date of Maturity
	(in thousands)
Stapleton advances	$128,676	$141,034	Various	8.53%
The Nets sale	125,100	125,100	January 2021	4.50%
Barclays Center sale	92,600	92,600	January 2019	4.50%
QIC	36,935	—	April 2019	4.25%
Other	15,474	24,429	Various	4.82%
Total	$398,785	$383,163
Stapleton Advances
The Company has made interest-bearing advances to the Park Creek Metropolitan District for certain infrastructure at its Stapleton project. The Company recorded $14,066,000, $12,781,000 and $13,892,000 of interest income related to these advances for the years ended December 31, 2017, 2016 and 2015, respectively.
QIC
During the year ended December 31, 2017, in connection with the disposal of the Company’s regional mall portfolio to Queensland Investment Corporation (“QIC”), the Company recorded a note receivable for a portion of the proceeds. The Company anticipates providing up to $150,000,000 of financing in connection with this transaction as additional regional mall assets are disposed of, all of which is expected to mature in 2019.
Barclays Center and the Nets Sale
During the year ended December 31, 2016, the Company completed the sale of the Nets and Barclays Center and recorded a note receivable for a portion of the proceeds.

D. Investments in Unconsolidated Entities
The following table is a reconciliation of members’ and partners’ equity to the Company’s carrying value:

	December 31,
	2017	2016
	(in thousands)
Total members’ and partners’ equity	$1,478,172	$1,428,242
Equity of other members and partners	1,021,051	998,199
Company’s net investment in unconsolidated entities	457,121	430,043
Basis differences (1)	(25,838)	(16,356)
Advances to and on behalf of affiliates	(4,803)	500
Total Investments in Unconsolidated Entities, net	$426,480	$414,187
Assets - Investments in and advances to unconsolidated entities	$550,362	$564,779
Liabilities - Cash distributions and losses in excess of investments in unconsolidated entities	(123,882)	(150,592)
Total Investments in Unconsolidated Entities, net	$426,480	$414,187

(1)
Represents the aggregate difference between the Company’s historical cost basis and the basis reflected at the equity method venture level, which is typically amortized over the life of the related assets or liabilities. Basis differences relate to certain acquisition, transaction and other costs, as well as other-than-temporary impairments not reflected at the equity method venture level.

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The following table presents summarized financial information for equity method investments:

	(Combined 100%)
	December 31,
	2017	2016
	(in thousands)
Balance Sheets:
Real Estate
Completed rental properties	$6,577,155	$6,303,559
Projects under construction and development	1,375,381	1,817,074
Land inventory	36,682	51,142
Total Real Estate	7,989,218	8,171,775
Less accumulated depreciation	(1,462,177)	(1,525,369)
Real Estate, net	6,527,041	6,646,406
Cash and equivalents	127,877	144,790
Other restricted cash	187,293	230,163
Other assets	482,308	541,145
Total Assets	$7,324,519	$7,562,504
Nonrecourse mortgage debt and notes payable, net	$5,425,032	$5,635,343
Other liabilities	421,315	498,919
Members’ and partners’ equity	1,478,172	1,428,242
Total Liabilities and Members’ and Partners’ Equity	$7,324,519	$7,562,504

	(Combined 100%)
	Years Ended December 31,
	2017	2016	2015
	(in thousands)
Operations:
Revenues	$958,696	$809,209	$1,100,094
Operating expenses	(494,114)	(343,036)	(491,804)
Depreciation and amortization	(198,706)	(225,712)	(244,126)
Interest and other income	17,637	16,297	19,721
Net gain (loss) on disposition of full or partial interest in rental properties	49,250	(24,475)	—
Interest expense including extinguishment of debt	(211,056)	(216,198)	(314,332)
Earnings from continuing operations	$121,707	$16,085	$69,553
Discontinued operations:
Operating loss from rental properties	—	(7,561)	(64,766)
Discontinued operations subtotal	—	(7,561)	(64,766)
Net earnings (loss)	$121,707	$8,524	$4,787
Company’s portion of net earnings	25,163	29,701	22,313
Impairment of investments in unconsolidated entities	(10,600)	(306,400)	(13,844)
Company’s portion of gain on disposition of full or partial interest in rental properties	32,316	13,166	—
Net gain on disposition of full or partial interest in equity method investments	77,905	—	20,293
Net earnings from unconsolidated entities	$124,784	$(263,533)	$28,762

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Net Gain on Disposition of Full or Partial Interest in Rental Properties and Equity Method Investments
The following table summarizes gains and losses on the disposition or partial disposition of unconsolidated entities which are included in equity from unconsolidated entities:

		Years Ended December 31,
		2017	2016	2015
		(in thousands)
Net gain (loss) on disposition of full or partial interest in rental properties:
Federally assisted housing apartment communities	Various	$27,942	$—	$—
Specialty Retail Centers:
Shops at Bruckner Boulevard	Bronx, New York	21,308	—	—
Steinway Street Theaters	Queens, New York	—	29,489	—
Mesa del Sol (Land Inventory)(1)	Albuquerque, New Mexico	—	(53,964)	—
Total gain (loss) on disposition of full or partial interest in rental properties		$49,250	$(24,475)	$—
Company’s portion of gain on disposition of full or partial interest in rental properties		$32,316	$13,166	$—

Net gain (loss) on disposition of full or partial interest in equity method investments:
Apartment Communities:
Federally assisted housing	Various	$49,800	$—	$—
Newport Landing	Coventry Township, Ohio	—	—	5,765
Eaton Ridge	Sagamore Hills, Ohio	—	—	4,745
Arbor Glen	Twinsburg, Ohio	—	—	3,422
Parkwood Village	Brunswick, Ohio	—	—	2,817
Sutton Landing	Brimfield, Ohio	—	—	2,535
South Bay Galleria (Regional Mall)	Redondo Beach, CA	28,180	—	—
Suburban Cleveland office properties	Beachwood, OH	1,437	—	—
Other		(1,512)	—	1,009
Total gain on disposition of full or partial interest in equity method investments		$77,905	$—	$20,293

(1)
Represents the loss recorded at the joint venture level upon disposition of real estate. Prior to the year ended December 31, 2016, the Company impaired its investment in the joint venture and therefore was not allocated a material portion of this loss recorded at the joint venture level.

During the year ended December 31, 2017, the Company completed the sale of its ownership interest in unconsolidated federally assisted housing (“FAH”) apartment communities, consisting of 6,116 units. The dispositions resulted in net cash proceeds of $59,080,000.

During the year ended December 31, 2017, the Company sold its ownership interest in South Bay Galleria, an unconsolidated regional mall in Redondo Beach, California. The sale generated net cash proceeds of $58,530,000 at the Company’s ownership share.

During the year ended December 31, 2017, the Company sold its ownership interest in Shops at Bruckner Boulevard, an unconsolidated specialty retail center in Bronx, New York. The sale generated net cash proceeds of $8,863,000 at the Company’s ownership share.
In 2015, the Company acquired its partner’s 50% equity ownership interest in three operating apartment communities (Cherry Tree, Chestnut Lake and Stratford Crossing) in exchange for the Company’s 50% equity ownership in five operating apartment communities (Eaton Ridge, Newport Landing, Arbor Glen, Parkwood Village and Sutton Landing) in a non-cash transaction. As a result, the Company recorded gains on disposition of interest in unconsolidated entities as noted above during the year ended December 31, 2015. See Note T – Gain on Change in Control of Interests for detailed information on the gain on change in control of interests related to the three retained operating apartment communities.

E. Other Assets
The following table summarizes the components of other assets:

	December 31,
	2017	2016
	(in thousands)
Intangible assets, net	$106,786	$134,562
Prepaid expenses and other deferred costs, net	75,839	73,987
Lease procurement costs, net	59,810	66,065
Total	$242,435	$274,614

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

During the years ended December 31, 2017, 2016 and 2015, the Company recorded $21,925,000, $30,098,000 and $28,019,000, respectively, of amortization expense related to intangible assets.
The following table summarizes the estimated amortization expense related to intangible assets for the next five years:

Years Ending December 31,
(in thousands)
2018	$12,176
2019	11,569
2020	7,763
2021	4,460
2022	3,483

F. Nonrecourse Mortgage Debt and Notes Payable, Net
The following tables summarize nonrecourse mortgage debt and notes payable, net, which is collateralized solely by completed rental properties, projects under construction and development and undeveloped land:

December 31, 2017	Operating Properties	Projects under Construction and Development	Total	Total Weighted Average Rate
	(dollars in thousands)
Fixed	$1,615,592	$40,165	$1,655,757	4.27%
Variable
Taxable	680,907	—	680,907	3.59%
Tax-Exempt	648,809	12,888	661,697	2.58%
	$2,945,308	$53,053	$2,998,361	3.74%

December 31, 2016	Operating Properties	Projects under Construction and Development	Total	Total Weighted Average Rate
	(dollars in thousands)
Fixed	$1,874,206	$68,855	$1,943,061	4.42%
Variable
Taxable	508,449	70,222	578,671	2.96%
Tax-Exempt	599,101	—	599,101	1.68%
	$2,981,756	$139,077	$3,120,833	3.62%
The following table summarizes the nonrecourse mortgage debt and notes payable, net maturities as of December 31, 2017:

Years Ending December 31,
(in thousands)
2018	$467,380
2019	480,819
2020	239,281
2021	195,128
2022	208,544
Thereafter	1,438,666
3,029,818
Net unamortized mortgage procurement costs	(31,457)
Total	$2,998,361

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

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The Revolving Credit Facility matures in November 2019, and provides for two six-month extension periods, subject to certain conditions. Borrowings bear interest at the Company’s option at either London Interbank Offered Rate (“LIBOR”) (1.56% at December 31, 2017) plus a margin of 1.15% - 1.85% (1.25% at December 31, 2017) or the Prime Rate (4.50% at December 31, 2017) plus a margin of 0.15% - 0.85% (0.25% at December 31, 2017). In addition, the Revolving Credit Facility is subject to an annual facility fee of 0.20% - 0.35% (0.25% at December 31, 2017) of total available borrowings. Up to $150,000,000 of the available borrowings can be used for letters of credit. The applicable margins and annual facility fee are based on the Company’s total leverage ratio (adjusted quarterly, if applicable).
The Revolving Credit Facility has restrictive covenants, including a prohibition on certain types of dispositions, mergers, consolidations, and limitations on lines of business the Company is allowed to conduct. Additionally, the Revolving Credit Facility contains financial covenants, including the maintenance of a maximum total leverage ratio, maximum secured and unsecured leverage ratios, maximum secured recourse leverage ratio, a minimum fixed charge coverage ratio, and a minimum unencumbered interest coverage ratio (all as specified in the Revolving Credit Agreement). At December 31, 2017, the Company was in compliance with all of these financial covenants.

The following table summarizes the available credit on the Revolving Credit Facility:

	December 31,
	2017	2016
	(in thousands)
Total available borrowings	$600,000	$600,000
Less:
Outstanding borrowings	—	—
Letters of credit	36,439	44,215
Available credit	$563,561	$555,785
As of December 31, 2017 and 2016, unamortized debt procurement costs related to the Revolving Credit Facility of $1,798,000 and $2,757,000, respectively, are included in other assets on the Consolidated Balance Sheets.

H. Term Loan Facility, Net
In May 2016, the Company entered into a Term Loan Credit Agreement which provides for a $335,000,000 senior unsecured term loan credit facility (“Term Loan Facility”).
The Term Loan matures in May 2021 and bears interest at the Company’s option at either LIBOR (based on the approximate date of the initial borrowings and adjusted monthly thereafter) (1.36% at December 31, 2017) plus a margin of 1.30% - 2.20% (1.45% at December 31, 2017) or the Prime Rate plus a margin of 0.30% - 1.20% (0.45% at December 31, 2017). The applicable margins are based on the Company’s total leverage ratio. Upon the Company obtaining an investment grade credit rating, established by certain debt rating agencies for the Company’s long term, senior, unsecured non-credit enhanced debt (the “Debt Ratings”), the applicable margin will, at the Company’s election, be based on the Company’s then-current Debt Ratings.
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
The following table summarizes the Term Loan Facility, net:

	December 31,
	2017	2016
	(in thousands)
Total outstanding borrowings	$335,000	$335,000
Net unamortized debt procurement costs	(1,332)	(1,732)
Total	$333,668	$333,268

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

I. Convertible Senior Debt, Net
The following table summarizes the convertible senior debt, net:

	December 31,
	2017	2016
	(in thousands)
4.250% Notes due 2018	$73,215	$73,216
3.625% Notes due 2020	40,021	40,021
	113,236	113,237
Net unamortized debt procurement costs	(599)	(1,056)
Total	$112,637	$112,181
All of the senior debt are unsecured senior obligations and rank equally with all existing and future unsecured indebtedness; however, they are effectively subordinated to all existing and future secured indebtedness and other liabilities of the Company’s subsidiaries to the extent of the value of the collateral securing that other debt.
During the year ended December 31, 2016, the Company entered into separate, privately negotiated exchange agreements with certain holders of the Company’s convertible senior notes. Under the terms of the agreements, holders agreed to exchange certain notes for either shares of Class A common stock or cash payments. Under the accounting guidance for induced conversions of convertible debt, additional amounts paid to induce the holders to exchange the notes were expensed resulting in a non-tax deductible loss on extinguishment of debt.
The following table summarizes the convertible senior debt transactions completed during the year ended December 31, 2016:

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
Holders may convert their 2018 Senior Notes at their option at any time prior to the close of business on the scheduled trading day immediately preceding the maturity date. Initially, upon conversion, a noteholder would have received 46.1425 shares of Class A common stock per $1,000 principal amount of 2018 Senior Notes (“Conversion Rate”), based on a conversion price of approximately $21.67 per share of Class A common stock, subject to adjustment pursuant to the Indenture governing the Notes.
The following table summarizes required adjustments to the Conversion Rate and approximate Conversion price of the 2018 Senior Notes triggered by the Company’s cash dividends:

Effective Date	Conversion Rate	Conversion Price
	(in shares)
June 10, 2016	46.6375	$21.44
June 9, 2017	47.2567	$21.16
December 20, 2017	47.8122	$20.92
Convertible Senior Notes due 2020
In July 2013, the Company issued $300,000,000 of 3.625% Convertible Senior Notes due August 15, 2020 (“2020 Senior Notes”) in a private placement. The 2020 Senior Notes were issued at par and accrued interest is payable semi-annually on February 15 and August 15.
Holders may convert their 2020 Senior Notes at their option at any time prior to the close of business on the scheduled trading day immediately preceding the maturity date. Initially, upon conversion, a noteholder would have received 41.3129 shares of Class A common stock per $1,000 principal amount of 2020 Senior Notes (“Conversion Rate”), based on a conversion price of approximately $24.21 per share of Class A common stock, subject to adjustment pursuant to the Indenture governing the Notes.

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The following table summarizes required adjustments to the Conversion Rate and approximate Conversion price of the 2020 Senior Notes triggered by the Company’s cash dividends:

Effective Date	Conversion Rate	Conversion Price
	(in shares)
June 10, 2016	41.7561	$23.95
June 9, 2017	42.3105	$23.63
December 20, 2017	42.8079	$23.36
Consolidated Interest Expense
The following table summarizes interest incurred, capitalized and paid on all forms of indebtedness (included in Notes F, G, H and I):

	Years Ended December 31,
	2017	2016	2015
	(in thousands)
Interest incurred	$141,582	$170,080	$194,041
Interest capitalized	(21,151)	(38,639)	(36,875)
Net interest expense from continuing operations	$120,431	$131,441	$157,166
Interest incurred from discontinued operations	$—	$3,540	$40,125
Cash paid for interest (net of amount capitalized)	$116,987	$130,766	$200,781

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
The effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges is recorded in accumulated OCI and is subsequently reclassified into earnings during the period the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. Ineffectiveness was insignificant during the years ended December 31, 2017, 2016 and 2015. During the year ended December 31, 2016, the Company recorded $24,635,000 to the financial statement line item “Interest rate swap breakage fee” on the Consolidated Statement of Operations as an increase to interest expense arising from the early termination of an interest rate swap. The interest rate swap was terminated because the hedged mortgage was paid off during 2016 prior to its 2017 maturity date. As of December 31, 2017, the Company expects it will reclassify amounts recorded in accumulated OCI into earnings as an increase in interest expense of approximately $3,674,000 within the next twelve months. However, the actual amount reclassified could vary due to future changes in fair value of these derivatives.
Fair Value Hedges of Interest Rate Risk
The Company enters into total rate of return swaps (“TROR”) on various tax-exempt fixed-rate borrowings. The TROR convert borrowings from a fixed rate to a variable rate. The TROR requires the payment of a variable interest rate, generally equivalent to the Securities Industry and Financial Markets Association (“SIFMA”) rate (1.71% at December 31, 2017) plus a spread. Additionally, the Company has guaranteed the fair value of the underlying borrowings. Fluctuation in the value of the TROR is offset by the fluctuation in the value of the underlying borrowings, resulting in minimal financial impact. At December 31, 2017, the aggregate notional amount of TROR designated as fair value hedging instruments is $605,036,000. The underlying TROR borrowings are subject to a fair value adjustment.

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
The Company has certain undesignated TROR where the associated debt is held by an unconsolidated affiliate or unrelated third parties. The change in fair value of these TROR is recognized in earnings. At December 31, 2017, the aggregate notional amount of these TROR is $136,746,000.
In instances where the Company enters into separate derivative instruments effectively hedging the same debt for consecutive annual periods, the duplicate amount of notional is excluded from the following disclosure in an effort to provide information that enables the financial statement user to understand the Company’s volume of derivative activity.

The following table summarizes the fair values and location in the Consolidated Balance Sheets of all derivative instruments:

	Fair Value of Derivative Instruments
	December 31, 2017
	Asset Derivatives (included in Other Assets)		Liability Derivatives (included in Accounts Payable, Accrued Expenses and Other Liabilities)
	Current Notional	Fair Value	Current Notional	Fair Value
	(in thousands)
Derivatives Designated as Hedging Instruments
Interest rate swaps	$63,372	$1,129	$34,078	$863
TROR	369,021	3,862	236,015	652
Total	$432,393	$4,991	$270,093	$1,515
Derivatives Not Designated as Hedging Instruments
Interest rate caps	$69,518	$—	$—	$—
TROR	100,466	4,107	36,280	11,330
Total	$169,984	$4,107	$36,280	$11,330

	December 31, 2016
Derivatives Designated as Hedging Instruments
Interest rate swaps	$64,248	$593	$34,666	$1,504
TROR	235,970	5,008	316,015	12,442
Total	$300,218	$5,601	$350,681	$13,946
Derivatives Not Designated as Hedging Instruments
Interest rate caps	$69,518	$—	$—	$—
TROR	100,800	4,117	37,044	12,256
Total	$170,318	$4,117	$37,044	$12,256

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The following table summarizes the impact of gains and losses related to derivative instruments designated as cash flow hedges included in the accumulated OCI section of the Consolidated Balance Sheets and in equity in earnings and interest expense in the Consolidated Statements of Operations:

		Gain (Loss) Reclassified from Accumulated OCI
Derivatives Designated as Cash Flow Hedging Instruments	Gain (Loss) Recognized in OCI (Effective Portion)	Location on Consolidated Statements of Operations	Effective Amount	Ineffective Amount
	(in thousands)
Year Ended December 31, 2017
Interest rate caps and interest rate swaps	$476	Interest expense	$(2,801)	$(16)
		Earnings from unconsolidated entities	(2,568)	—
Total	$476		$(5,369)	$(16)
Year Ended December 31, 2016
Interest rate caps and interest rate swaps	$(9,414)	Interest expense	$(35,008)	$119
		Reclassification adjustment for interest rate swap breakage fee	(24,635)	—
		Net gain (loss) on disposition of full or partial interest in rental properties, net of tax	(113)	—
		Earnings from unconsolidated entities	(3,192)	—
Total	$(9,414)		$(62,948)	$119
Year Ended December 31, 2015
Interest rate caps and interest rate swaps	$(12,478)	Interest expense	$(37,831)	$(21)
		Gain on change of control in interests	900	—
		Earnings from unconsolidated entities	(3,721)	(1)
Total	$(12,478)		$(40,652)	$(22)
The following table summarizes the impact of gains and losses related to derivative instruments not designated as cash flow hedges in the Consolidated Statements of Operations:

	Net Gain (Loss) Recognized
	Years Ended December 31,
	2017	2016	2015
	(in thousands)
Derivatives Designated as Fair Value Hedging Instruments
TROR (1)	$10,644	$(4,624)	$2,794
Derivatives Not Designated as Hedging Instruments
Interest rate caps and interest rate swaps	$(45)	$(107)	$(157)
TROR	916	(164)	5,266
Total	$871	$(271)	$5,109

(1)
The net gain (loss) recognized in interest expense from the change in fair value of the underlying TROR borrowings was $(10,644), $4,624 and $(2,794) for the years ended December 31, 2017, 2016 and 2015, respectively, offsetting the gain (loss) recognized on the TROR.

Credit-risk-related Contingent Features
The principal credit risk of the Company’s interest rate risk management strategy is the potential inability of a counterparty to cover its obligations. If a counterparty fails to fulfill its obligation, the risk of loss approximates the fair value of the derivative. To mitigate this exposure, the Company generally purchases derivative financial instruments from the financial institution that issues the related debt, from financial institutions with which the Company has other lending relationships, or from financial institutions with a minimum credit rating of BBB+, or its equivalent at the time of the transaction.

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Agreements with derivative counterparties contain provisions under which the counterparty could terminate the derivative obligations if the Company defaults on its obligations under the Revolving Credit Agreement and designated conditions are fulfilled. In instances where the Company’s subsidiaries have derivative obligations secured by a mortgage, the derivative obligations could be terminated if the indebtedness between the two parties is terminated, either by loan payoff or default of the indebtedness. In addition, certain subsidiaries have agreements containing provisions whereby the subsidiaries must maintain certain minimum financial ratios. As of December 31, 2017, the Company does not have any derivative contracts containing credit-risk related contingent features, such as a credit rating downgrade, that may trigger collateral to be posted with a counterparty.

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
Measurement of Fair Value
The Company estimates the fair value of its hedging instruments based on interest rate market and bond pricing models. Although the Company has determined the significant inputs used to value its hedging instruments fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with the Company’s counterparties and its own credit risk utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. As of December 31, 2017, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its hedging instruments’ positions and has determined the credit valuation adjustments are not significant to the overall valuation of all of its hedging instruments. As a result, hedging instruments valuations are classified in Level 2.
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
To determine the fair value of the underlying borrowings subject to TROR, the base price is initially used as the estimate of fair value. The Company adjusts the fair value based upon observable and unobservable measures such as the financial performance of the underlying collateral, interest rate risk spreads for similar transactions and loan to value ratios. In the absence of such evidence, management’s best estimate is used. At December 31, 2017, the notional amount of TROR borrowings subject to fair value adjustments is approximately $605,036,000.

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

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
The following table summarizes information about financial assets and liabilities measured at fair value on a recurring basis, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value:

	Fair Value Measurements
	December 31, 2017
	Level 1	Level 2	Level 3	Total
	(in thousands)
Interest rate swaps (assets)	$—	$1,129	$—	$1,129
Interest rate swaps (liabilities)	—	(863)	—	(863)
TROR (assets)	—	—	7,969	7,969
TROR (liabilities)	—	—	(11,982)	(11,982)
Fair value adjustment to the borrowings subject to TROR	—	—	(3,210)	(3,210)
Total	$—	$266	$(7,223)	$(6,957)

	December 31, 2016
	Level 1	Level 2	Level 3	Total
	(in thousands)
Interest rate swap (assets)	$—	$593	$—	$593
Interest rate swaps (liabilities)	—	(1,504)	—	(1,504)
TROR (assets)	—	—	9,125	9,125
TROR (liabilities)	—	—	(24,698)	(24,698)
Fair value adjustment to the borrowings subject to TROR	—	—	7,434	7,434
Total	$—	$(911)	$(8,139)	$(9,050)
The following table presents a reconciliation of financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Net TROR	Fair value adjustment to the borrowings subject to TROR	Total
	(in thousands)
Balance, December 31, 2015	$(10,785)	$2,810	$(7,975)
Total realized and unrealized gains (losses):
Included in earnings	(4,788)	4,624	(164)
Balance, December 31, 2016	$(15,573)	$7,434	$(8,139)
Total realized and unrealized gains (losses):
Included in earnings	11,560	(10,644)	916
Balance, December 31, 2017	$(4,013)	$(3,210)	$(7,223)
The following table presents quantitative information about the significant unobservable inputs used to estimate the fair value of financial instruments measured on a recurring basis as of December 31, 2017:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value December 31, 2017	Valuation Technique	Unobservable Input	Input Values
	(in thousands)
TROR	$(4,013)	Third party bond pricing	Bond valuation	98.81 - 118.00
Fair value adjustment to the borrowings subject to TROR	$(3,210)	Third party bond pricing	Bond valuation	98.81 - 101.87
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
The following table summarizes the fair value of nonrecourse mortgage debt and notes payable, net, including balances classified as held for sale (exclusive of the fair value of derivatives), term loan facility, net and convertible senior debt, net:

	December 31, 2017		December 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Nonrecourse mortgage debt and notes payable, net	$2,998,361	$2,995,559	$3,120,833	$3,105,587
Term loan facility, net	333,668	333,726	333,268	333,527
Convertible senior debt, net	112,637	130,942	112,181	122,795
Total	$3,444,666	$3,460,227	$3,566,282	$3,561,909

L. Commitments and Contingencies
The Company has various guarantees, including indirect guarantees of indebtedness of others. The Company believes the risk of payment under these guarantees, as described below, is remote and, to date, no payments have been made under these guarantees.
The Company had outstanding letters of credit of $36,439,000 under the revolving credit facility as of December 31, 2017, which represents the maximum potential amount of future payments on the letters of credit the Company could be required to make.
The Company has entered into certain partnerships whereby the outside investment partner is allocated certain tax credits. These partnerships typically require the Company to indemnify, on an after-tax or “grossed up” basis, the investment partner against the failure to receive or the loss of allocated tax credits and tax losses. At December 31, 2017, the maximum potential payment under these tax indemnity guarantees was approximately $120,655,000. The Company believes all remaining requirements for qualifications of tax credits and partnership structures have been and will continue to be met and the Company’s investment partners will be able to receive expense allocations associated with the properties. The Company does not expect to make any remaining payments under these guarantees.
The Company’s mortgage loans are nonrecourse; however, in some cases, lenders carve out certain items from the nonrecourse provisions. These carve-out items enable the lenders to seek recourse if the Company or the joint venture engages in certain acts as defined in the respective agreements such as commit fraud, intentionally misapply funds, or intentionally misrepresent facts. The Company has also provided certain environmental guarantees. Under these environmental remediation guarantees, the Company must remediate any hazardous materials brought onto the property in violation of environmental laws. The maximum potential amount of future payments the Company could be required to make on the environmental guarantees is limited to the actual losses suffered or actual remediation costs incurred. A portion of these carve-outs and guarantees have been made on behalf of joint ventures and the Company believes any liability would not exceed its partners’ share of the outstanding principal balance of the loans in which these carve-outs and environmental guarantees have been made. At December 31, 2017, the outstanding balance of the partners’ share of these loans was approximately $1,493,000,000. The Company believes the risk of payment on the carve-out guarantees is mitigated, in most cases, by the fact that the Company manages the property, and in the event the Company’s partner violated one of the carve-out items, the Company would seek recovery from its partner for any payments the Company would make. Additionally, the Company further mitigates its exposure through environmental insurance and other types of insurance coverage.
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

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The Company customarily guarantees lien-free completion of projects under construction. Upon completion, as defined, the guarantees are released. The Company currently provides the following completion guarantees on its completed projects and projects under construction and development (including unconsolidated properties):

	Total Costs	Percent Completed (Unaudited)
	(dollars in thousands)
At December 31, 2017
Openings	$2,029,900	93%
Under construction	615,800	48%
Total Real Estate	$2,645,700	82%
In addition to what is stated above, the Company has guaranteed the lender the lien free completion of certain horizontal infrastructure associated with a certain land development project. The maximum amount due by the Company under these completion guarantees is limited to $563,000.
The Company is also involved in certain claims and litigation related to its operations and development. Based on the facts known at this time, management has consulted with legal counsel and is of the opinion that the ultimate outcome of all such claims and litigation will not have a material adverse effect on the financial condition, results of operations or cash flows of the Company.
Certain ground leases include provisions requiring the Company to indemnify the ground lessor against claims or damages occurring on or about the leased property during the term of the ground lease. These indemnities generally were entered into prior to the effective date of accounting guidance related to guarantees; therefore, they have not been recorded in the Company’s consolidated financial statements at December 31, 2017. The maximum potential amount of future payments the Company could be required to make is limited to the actual losses suffered. The Company mitigates its exposure to loss related to these indemnities through insurance coverage.
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

M. Capital Stock
Common Stock - Reclassification Transaction
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
Pursuant to the Reclassification Agreement, the Board of Directors submitted a proposal for stockholder approval to eliminate the dual-class share structure at the Company’s 2017 Annual Meeting of Stockholders. This proposal was approved by the stockholders at the Company’s Annual Meeting of Stockholders on June 9, 2017 and became effective following the market close on June 12, 2017. As a result, each of the 18,788,163 shares of Class B common stock issued and outstanding immediately prior to the Effective Time were reclassified into 1.31 shares of Class A common stock. As such, 24,612,495 additional shares of Class A common stock were issued to the prior Class B common stockholders. Upon completion of this transaction, all outstanding shares of common stock are entitled to one vote per share on all matters brought to the Company’s stockholders, including but not limited to, the election of the entire Board of Directors.
Certain professional and consulting fees, including investment banking success fees, incurred directly related to the stock conversion were recorded as a $9,305,000 reduction to additional paid-in capital, in accordance with applicable accounting requirements when raising permanent equity. Amounts include costs paid on behalf of RMS in accordance with the Reimbursement Agreement. See the “Other Related Party Transactions” section of Note O – Class A Common Units and Related Party Transactions for detailed information on the Reimbursement Agreement.

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Common Stock - REIT Conversion
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
Common Stock - Other Transactions
During the years ended December 31, 2016 and 2015, the Company issued shares of Class A common stock in connection with the separate, privately negotiated exchange transactions involving a portion of the Company’s 2016, 2018 and 2020 Senior Notes. See Note I – Convertible Senior Debt, Net for detailed information on these transactions. The Company also received shares of Class A common stock in connection with the termination of a convertible note hedge related to the 2016 Senior Notes.
During the years ended December 31, 2017 and 2015, the Company issued shares of Class A common stock to certain BCR entities in exchange of 2006 Units pursuant to the Master Contribution Agreement. See the Note O – Class A Common Units and Related Party Transactions for detailed information on these transactions.
In May 2015, the Company issued 37,375,000 shares of Class A common stock in an underwritten public offering at a price of $22.50 per share, which included the underwriters’ exercise of their over-allotment option in full. The offering generated net proceeds of $806,500,000 after deducting underwriting discounts, commissions and other offering expenses.
Preferred Stock
The Company is authorized to issue shares of preferred stock. Pursuant to the merger agreement facilitating the Company’s conversion to a REIT, at the Effective Time, the par value of the preferred stock was set at $.01 per share. Prior to the Effective Time, the preferred stock of Forest City Enterprises, Inc. (“Series A Preferred stock”) had no par value. As of December 31, 2017, the Company has no outstanding shares of preferred stock.

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
The following table summarizes cash dividends declared by the Board of Directors on the Company’s common stock (in thousands, except per share data):

Type	Date Declared	Record Date	Payment Date	Amount Per Share	Total Cash Payment
2017
Quarterly	November 29, 2017	December 20, 2017	December 29, 2017	$0.14	$37,344
Quarterly	August 22, 2017	September 5, 2017	September 18, 2017	$0.14	$37,343
Quarterly	May 17, 2017	June 9, 2017	June 23, 2017	$0.09	$23,482
Quarterly	March 1, 2017	March 13, 2017	March 27, 2017	$0.09	$23,441
				$0.46	$121,610
2016
Quarterly	November 30, 2016	December 12, 2016	December 23, 2016	$0.06	$15,620
Quarterly	August 18, 2016	September 2, 2016	September 16, 2016	$0.06	$15,621
Quarterly	May 17, 2016	June 10, 2016	June 24, 2016	$0.06	$15,623
Quarterly	February 18, 2016	March 4, 2016	March 18, 2016	$0.06	$15,596
E&P	February 18, 2016	March 4, 2016	March 18, 2016	$0.10	$25,992
			Total	$0.34	$88,452

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The following table summarizes the tax treatment of the Company’s Common Stock dividends for the years ended December 31, 2017 and 2016:

	December 31,
	2017		2016
	Amount Per Share	%	Amount Per Share	%
Ordinary income	$0.04	9.44%	$0.11	31.49%
Capital gain	$0.42	90.56%	$0.23	68.51%
Total	$0.46	100.00%	$0.34	100.00%

O. Class A Common Units and Related Party Transactions
Master Contribution Agreement and Tax Protection Agreement
The Company and certain of its affiliates entered into a Master Contribution and Sale Agreement (the “Master Contribution Agreement”) with Bruce C. Ratner (“Mr. Ratner”), Executive Vice President (through December 31, 2017), and certain entities and individuals affiliated with Mr. Ratner (the “BCR Entities”) in August 2006 to purchase their interests in a total of 30 retail, office and apartment operating properties and service companies in the Greater New York City metropolitan area. The Company issued Class A Common Units (“2006 Units”) in a jointly-owned, limited liability company in exchange for their interests. The 2006 Units may be exchanged for one of the following forms of consideration at the Company’s sole discretion: (i) an equal number of shares of the Company’s Class A common stock or, (ii) cash based on a formula using the average closing price of the Class A common stock at the time of conversion or, (iii) a combination of cash and shares of the Company’s Class A common stock. If the Company elects to pay cash as full or partial consideration in exchange for 2006 Units, the exchanging unit holder(s) may elect to redeem such 2006 Units for an in-kind distribution of one or more properties in lieu of cash, provided certain conditions set forth under the Exchange Rights Agreement adopted pursuant to the Master Contribution Agreement are met.  The Company may, in its sole discretion, elect not to proceed with an in-kind redemption if the Company determines in good faith that the Company will suffer any adverse effects from proceeding with the in-kind redemption. The Company has no rights to redeem or repurchase the 2006 Units. Pursuant to the Master Contribution Agreement, certain projects under development would remain owned jointly until each project was completed and achieved “stabilization.” Upon stabilization, each project would be valued and the Company, in its discretion, would choose among various ownership options for the project.
As described below, the Company and Mr. Ratner have agreed upon the value of each development project that has reached stabilization. As of December 31, 2017, air rights for any future residential vertical development at East River Plaza, a specialty retail center in Manhattan, New York, remains the only asset subject to this agreement. The development projects were not covered by the Tax Protection Agreement (the “Tax Protection Agreement”) that the parties entered into in connection with the Master Contribution Agreement. The Tax Protection Agreement indemnified the BCR Entities included in the initial closing against taxes payable by reason of any subsequent sale of certain operating properties and expires in November 2018.
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
The consideration exchanged by the Company for the BCR Entities’ interest in the two projects was accounted for under the purchase method of accounting. Pursuant to the agreements, the BCR Entities received an initial cash amount of $49,249,000. The Company calculated the net present value of the remaining payments over the 15 year period using a discounted interest rate. This initial discounted amount of $56,495,000 was recorded and will be accreted up to the total liability through interest expense over the 15 year period using the effective interest method. At December 31, 2017 and 2016, $3,855,000 and $3,672,000, respectively, is recorded in accounts payable, accrued expenses and other liabilities related to this obligation. A final payment of $5,000,000 is due in April 2023.
As a result of the January 2017 sale of Shops at Bruckner Boulevard, an unconsolidated specialty retail center in Bronx, New York, the Company accrued $482,000 related to a tax indemnity payment due to the BCR Entities in accordance with the terms of the Tax Protection Agreement during the three months ended March 31, 2017, all of which was paid in equal quarterly installments during the year ended December 31, 2017.

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
Class A Common Unit Exchanges
At December 31, 2017 and 2016, 1,111,044 and 1,940,788 of the 2006 Units were outstanding, respectively. The carrying value of the 2006 Units of $56,674,000 and $99,000,000 is included as noncontrolling interests at December 31, 2017 and 2016, respectively.
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
Development Fees
During the year ended December 31, 2017, the Company distributed $997,000 to Mr. Ratner, which represented his share of the retainage release of a development fee earned (and accrued by the Company) during 2005 on a fee project for building the Kings County Supreme Court for New York City. The retainage was being held until the final certificate of occupancy was issued. The Company obtained the final certificate of occupancy and collected the retainage during the year ended December 31, 2017, at which time Mr. Ratner’s share was distributed.
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
Distribution Preference Payments
Pursuant to the Master Contribution Agreement, 2006 Units not exchanged are entitled to a distribution preference payment equal to the dividends paid on an equivalent number of shares of the Company’s common stock. The Company recorded $709,000 and $660,000 during the years ended December 31, 2017 and 2016, respectively, related to the distribution preference payment, which is classified as noncontrolling interest expense on the Company’s Consolidated Statement of Operations.

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Other Related Party Transactions
In October 2016, the Company entered into a Reimbursement Agreement with RMS (the “Reimbursement Agreement”). The Company agreed to reimburse RMS (together with its officers, directors, employees, beneficiaries, trustees, representatives and agents)(“Reimbursed Persons”) for reasonable and documented fees and out-of-pocket expenses of RMS’s financial, legal and public relations advisors incurred in evaluating and negotiating the Reclassification. In addition, the Company agreed to reimburse the Reimbursed Persons for (i) reasonable costs and expenses incurred in connection with any Proceeding (as defined in the Reimbursement Agreement) to which such Reimbursed Person is a party or otherwise involved in and (ii) any losses, damages or liabilities actually and reasonably suffered or incurred in any such Proceeding by a Reimbursed Person. Amounts incurred subject to the Reimbursement Agreement were approximately $4,060,000 and $1,207,000 during the years ended December 31, 2017 and 2016, respectively. See Note M - Capital Stock for additional information.
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

P. Leases
The Company as Lessor
The following table summarizes the minimum future rental income to be received on non-cancelable operating leases of commercial properties that generally extend for periods of more than one year:

Years Ending December 31,
(in thousands)
2018	$343,765
2019	320,345
2020	298,282
2021	267,313
2022	247,632
Thereafter	1,129,277
$2,606,614
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
The following table summarizes the minimum fixed rental payments under long-term leases (over one year) in effect at December 31, 2017:

Years Ending December 31,
(in thousands)
2018	$9,523
2019	10,899
2020	11,060
2021	11,180
2022	10,769
Thereafter	312,661
$366,092
The following table summarizes rent expense:

	Years Ended December 31,
	2017	2016	2015
	(in thousands)
Rent expense	$16,659	$16,886	$14,032

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Q. Stock-Based Compensation
The Company’s 1994 Stock Plan (the “Plan”) permits the award of Class A stock options, restricted shares, performance shares and other equity awards to key employees and nonemployee directors of the Company. The aggregate maximum number of shares that may be issued under the Plan is 21,750,000 for all types of awards.
As of December 31, 2017, the total number of shares available for granting of all types of awards was 5,499,394. The maximum annual award to an individual is 500,000 of the aggregate stock options and 500,000 of the aggregate restricted shares and performance shares. In addition, the aggregate grant-date fair value of awards granted to a nonemployee director during any calendar year shall not exceed $250,000. Stock options have a maximum term of 10 years and are awarded with an exercise price at least equal to the market value of the stock on the date of grant. Class A common stock issued upon the exercise of stock options will be issued out of authorized and unissued shares. During the year ended December 31, 2015, Class A common stock issued upon the exercise of stock options was issued out of authorized and unissued shares or treasury stock. The Plan, which is administered by the Compensation Committee of the Board of Directors, does not allow the reduction of option prices without stockholder approval, except for the anti-dilution adjustments. The Company has not amended the terms of any previously issued equity award. All outstanding stock options have an exercise price equal to the fair market value of the underlying stock at the date of grant and a 10-year term. Stock options and restricted shares have graded vesting over three to four years for employees and one to three years for nonemployee directors.
The following table summarizes stock-based compensation costs and related deferred income tax benefit recognized in the financial statements:

	Years Ended December 31,
	2017	2016	2015
	(in thousands)
Stock option costs	$590	$937	$1,314
Restricted stock costs	17,133	14,788	17,211
Performance share costs	9,161	9,738	13,310
Total stock-based compensation costs	26,884	25,463	31,835
Less amount capitalized into qualifying real estate projects	(8,146)	(5,661)	(7,717)
Amount charged to operating expenses	18,738	19,802	24,118
Depreciation expense on capitalized stock-based compensation	880	607	894
Total stock-based compensation expense	$19,618	$20,409	$25,012
Deferred income tax benefit	$511	$610	$9,629
The amount of grant-date fair value expensed immediately for awards granted to retirement-eligible grantees during the years ended December 31, 2017, 2016 and 2015 was $867,000, $1,166,000 and $1,926,000, respectively.
Stock Options
The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for options granted during the respective years:

	Years Ended December 31,
	2017	2016	2015
Risk-free interest rate	2.12%	1.41%	1.71%
Expected volatility	25.10%	26.60%	30.80%
Expected dividend yield	1.69%	1.04%	0.00%
Expected term (in years)	5.5	5.5	5.5
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

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The following table summarizes stock option activity for the year ended December 31, 2017:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in months)	Intrinsic Value (in thousands)
Outstanding at January 1, 2017	2,545,031	$31.25
Granted	26,112	$21.83
Exercised	(90,545)	$16.54
Forfeited/expired	(662,840)	$64.77
Outstanding at December 31, 2017	1,817,758	$19.62	42	$11,846
Options exercisable (fully vested) at December 31, 2017	1,697,360	$19.64	39	$11,280
The weighted average grant-date fair value of stock options granted during the years ended December 31, 2017, 2016 and 2015 was $4.79, $5.00 and $7.79, respectively. The total intrinsic value of stock options exercised during the years ended December 31, 2017, 2016 and 2015 was $664,000, $661,000 and $841,000, respectively. Cash received from stock options exercised during the years ended December 31, 2017, 2016 and 2015 was $1,498,000, $1,158,000 and $1,488,000, respectively. There was no income tax benefit realized as a reduction of income taxes payable from stock options exercised during the years ended December 31, 2017, 2016 and 2015. At December 31, 2017, there was $84,000 of unrecognized compensation cost related to stock options expected to be recognized over a weighted-average period of 3 months.
Restricted Stock
The following table summarizes restricted stock activity for the year ended December 31, 2017:

	Shares	Weighted Average Grant-Date Fair Value
Unvested shares at January 1, 2017	1,607,288	$21.24
Granted	672,876	$21.85
Vested	(818,962)	$20.75
Forfeited	(75,384)	$21.60
Unvested shares at December 31, 2017	1,385,818	$21.80
Restricted stock represents a grant of Class A common stock to key employees and nonemployee directors subject to restrictions on disposition, transferability and risk of forfeiture, while having the rights to vote the shares and receive dividends. Restricted shares subject to the restrictions mentioned above are considered to be nonvested shares under the accounting guidance for share-based payments and are not reflected as issued and outstanding shares until the restrictions lapse. At that time, the shares are released to the grantee and the Company records the issuance of the shares. At December 31, 2017, all unvested shares of restricted stock were excluded from issued and outstanding shares of Class A common stock in the accompanying consolidated financial statements.
The weighted average grant-date fair value of restricted stock granted during the years ended December 31, 2017, 2016 and 2015 was $21.85, $20.94 and $24.62, respectively. The total fair value of shares that vested during the years ended December 31, 2017, 2016 and 2015 was $16,993,000, $17,663,000 and $13,883,000, respectively. At December 31, 2017, there was $12,431,000 of unrecognized compensation cost related to restricted stock expected to be recognized over a weighted-average period of 21 months.
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

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The weighted average grant-date fair value of performance shares granted during the years ended December 31, 2017, 2016 and 2015 was $24.91, $17.27 and $32.14, respectively. All grants have performance goals that include a market condition and the fair values were computed using a Monte Carlo simulation. At December 31, 2017, there was $4,779,000 of unrecognized compensation costs related to performance shares expected to be recognized over a weighted-average period of 21 months.
The following table summarizes performance share activity for the year ended December 31, 2017:

	Shares	Weighted Average Grant-Date Fair Value
Unvested shares at January 1, 2017	1,441,342	$23.72
Granted	243,571	$24.91
Canceled due to minimum performance goals not being met	(286,179)	$17.78
Forfeited	(62,040)	$24.95
Unvested shares at December 31, 2017	1,336,694	$25.15
As a result of performance achievement versus goals for the performance periods ended December 31, 2017, 776,509 of the unvested performance shares will be canceled and 71,018 shares are expected to vest and be issued as Class A common shares during the three months ended March 31, 2018.
The following table summarizes the range of performance shares that can be earned as of December 31, 2017:

Performance Period	Range	Minimum Shares	Target Shares	Maximum Shares
January 1, 2016 to December 31, 2018	0% to 200%	—	253,882	507,764
January 1, 2017 to December 31, 2019	0% to 200%	—	235,285	470,570
		—	489,167	978,334
In connection with the vesting of restricted stock and performance shares during the years ended December 31, 2017, 2016 and 2015, the Company repurchased 272,121 shares, 390,703 shares and 222,537 shares, respectively, of Class A common stock to satisfy the employees’ related minimum statutory tax withholding requirements. During the years ended years ended December 31, 2017 and 2016, shares repurchased were returned to unissued shares with an aggregate cost basis of $6,082,000 and $7,945,000, respectively. Shares repurchased during the year ended December 31, 2015 were placed in treasury with an aggregate cost basis of $5,543,000.

R. Write-Offs of Abandoned Development Projects and Demolition Costs
The Company recorded write-offs of abandoned development projects and demolition costs of $1,596,000, $10,348,000 and $9,534,000 for the years ended December 31, 2017, 2016 and 2015, respectively.
The Company recorded write-offs of abandoned development projects and demolition costs of unconsolidated entities of $2,107,000, $327,000 and $10,191,000 during the years ended December 31, 2017, 2016 and 2015, respectively, which is included in equity in earnings.

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

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
Impairment of Real Estate
The following table summarizes the Company’s impairment of real estate included in continuing operations:

		Years Ended December 31,
		2017	2016	2015
		(in thousands)
461 Dean Street (Apartment)	Brooklyn, New York	$44,288	$—	$—
Regional Malls:
Shops at Northfield Stapleton	Denver, Colorado	—	68,821	—
Boulevard Mall	Amherst, New York	—	52,510	—
Shops at Wiregrass	Tampa, Florida	—	12,464	—
Westchester's Ridge Hill	Yonkers, New York	—	—	398,558
Office Buildings:
Post Office Plaza	Cleveland, Ohio	—	11,800	—
Illinois Science and Technology Park	Skokie, Illinois	—	7,900	26,246
Land inventory	Las Vegas, Nevada	—	1,230	16,307
Other		—	2,100	10,323
		$44,288	$156,825	$451,434
During the year ended December 31, 2017, the Company began the marketing process of 461 Dean Street. The initiation of the marketing process triggered management to update its undiscounted cash flow analysis, including its probability weighted estimated holding period. As a result, the estimated probability weighted undiscounted cash flows no longer exceeded the carrying value, requiring the Company to adjust the carrying value to its estimated fair value during the year ended December 31, 2017.
During the year ended December 31, 2016, the Company’s Board of Directors authorized a process to review strategic alternatives for a portion of the Company’s retail portfolio and had begun discussions with certain strategic partners and other potential buyers for several of its retail assets. In connection with this review, the Company updated its impairment analysis on its retail assets, including increasing the likelihood of near-term sales. As a result, the estimated probability weighted undiscounted cash flows no longer exceeded the carrying value of the Shops at Northfield Stapleton and Boulevard Mall, requiring the Company to adjust the carrying value to their estimated fair value during the year ended December 31, 2016. The Company completed the sale of Shops at Northfield Stapleton in October 2017. The Company executed a deed in lieu transaction with the holder of the nonrecourse mortgage of Boulevard Mall in November 2017. See Note X. Net Gain on Disposition of Full or Partial Interest in Rental Properties, Net of Tax for additional information.
The Company decided to pursue the partial sale, through a joint venture, of Shops at Wiregrass and during the first quarter of 2016 negotiations and buyer due diligence were substantially complete and closing of the transaction remained subject to receipt of a third party consent. The advanced status of the transaction at March 31, 2016 triggered management to further update its undiscounted cash flow analysis including its probability weighted estimated holding period. As a result, the estimated probability weighted undiscounted cash flows no longer exceeded the carrying value, requiring the Company to adjust the carrying value to its estimated fair value during the year ended December 31, 2016. The Company received the third party consent and closed on the disposition of 49% of its equity interest in October 2016.
During the three months ended September 30, 2016, based on the loss of a potential tenant to fill a significant vacancy, the Company updated its undiscounted cash flow analysis including its probability weighted estimated holding period for Post Office Plaza office building. As a result, the estimated probability weighted undiscounted cash flows no longer exceeded the carrying value, requiring the Company to adjust the carrying value to its estimated fair value during the year ended December 31, 2016. The Company completed the sale of Post Office Plaza in August 2017.

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

During 2015, the Company continued to market all of the operating assets at Illinois Science & Technology Park in Skokie, Illinois and had several interested parties in the assets at pricing that approximated the carrying value of the assets. During the three months ended September 30, 2015, the high bidder withdrew their offer and certain market conditions, including the loss of possible redevelopment incentives, negatively impacted the pricing from other interested parties. At September 30, 2015, discussions with a potential purchaser were ongoing and remained subject to further negotiation. Based on these factors, the Company increased the likelihood of a near-term sale and reduced the pricing in such scenario in its estimated probability weighted undiscounted cash flows. As a result, these estimated undiscounted cash flows no longer exceed the carrying value of the assets, requiring the Company to adjust the carrying value to its estimated fair value during the year ended December 31, 2015. During the three months ended December 31, 2015, discussions with the potential buyer ceased, as mutually agreeable terms could not be reached.
During the year ended December 31, 2016, the Company received a letter of intent for the operating assets at Illinois Science & Technology Park. Based on the letter of intent pricing, the Company updated its undiscounted cash flow analysis resulting in the estimated undiscounted cash flows no longer exceeding the carrying value of the assets, requiring the Company to adjust the carrying value to its estimated fair value during the year ended December 31, 2016. The Company completed the sale of Illinois Science & Technology Park in January 2017.
During 2015, the Company owned 13.5 acres of land located in Las Vegas, Nevada, which was included in land inventory on its Consolidated Balance Sheets. The Company had been marketing the land for sale for over twelve months without closing a sale of any of the parcels. During the year ended December 31, 2015, it became evident the expected sale price was less than originally estimated and lower than its carrying value. At September 30, 2015, the Company had a letter of intent for a portion of the land and continued to market the remaining parcels. Using the letter of intent pricing, in addition to other information gathered from other market participants, including verbal bids, the Company adjusted its estimated selling price, less cost to sell, to its estimated fair value during the year ended December 31, 2015. During the three months ended December 31, 2015, the Company sold 6.1 acres of the land at amounts that approximated the carrying value.
During the year ended December 31, 2016, the Company signed a purchase and sale agreement for the remaining parcels. As a result, the Company adjusted its estimated selling price, less costs to sell, to its estimated fair value during the year ended December 31, 2016.
During the year ended December 31, 2015, the Company decided to pursue the partial sale, through a joint venture, of Westchester's Ridge Hill. At September 30, 2015, discussions with a potential joint venture partner were ongoing and remained subject to further negotiation and applicable due diligence periods. The advanced status of the discussions triggered management to update its undiscounted cash flow analysis including its probability weighted estimated holding period. As a result, the estimated probability weighted undiscounted cash flows no longer exceeded the carrying value, requiring the Company to adjust the carrying value to its estimated fair value during the year ended December 31, 2015. The Company closed on the disposition of 51% of its equity interest in January 2016, at which time the property was deconsolidated and accounted for on the equity method subsequent to the partial disposition transaction.
Impairment of Unconsolidated Entities
The following table summarizes the Company’s impairment of unconsolidated entities:

		Years Ended December 31,
		2017	2016	2015
		(in thousands)
Westchester’s Ridge Hill	Yonkers, New York	$10,600	$—	$—
Pacific Park Brooklyn	Brooklyn, New York	$—	$299,300	$—
Federally assisted housing apartment communities	Various	—	—	10,295
Other		—	7,100	3,549
		$10,600	$306,400	$13,844
During the year ended December 31, 2017, the Company signed a definitive agreement for the sale of its remaining 49% equity interest of Westchester’s Ridge Hill, a regional mall in Yonkers, New York, to its partner. This triggered management to update its impairment analysis, including its estimated selling price. As a result, the estimated fair value no longer exceeded the carrying value, requiring the Company to adjust the carrying value to its estimated fair value during the year ended December 31, 2017.

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
During the three months ended September 30, 2016, it became evident the occupancy and rental rate declines in the Brooklyn market were not temporary as a result of an increased supply of new rental product amplified by the sun-setting and the uncertainty around the 421 A real estate tax abatement program. Also, the condominium market in New York has softened, causing the projected sale schedule for 550 Vanderbilt to be adjusted accordingly. Separately, the construction costs across the New York market continued to trend upward, resulting in increases in the estimated trade costs for certain infrastructure as well as vertical construction. As a result, during the three months ended September 30, 2016, as part of the Company’s formal strategic plan update, a decision was made to revise the overall project schedule for Pacific Park Brooklyn. Accordingly, the Company updated the discounted cash flow model to reflect the updated timing of the project schedule as well as the revenue, expense and cost assumptions. Based on the above, the estimated fair value of the investment no longer exceeded the carrying value, requiring the Company to adjust the carrying value to its estimated fair value.
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

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Impairment - Fair Value Information
The following table presents quantitative information about the significant unobservable inputs used to determine the fair value of the impairment of real estate and unconsolidated investments for the years ended December 31, 2017, 2016 and 2015:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value	Valuation Technique	Unobservable Input	Range of Input Values
	(in thousands)
December 31, 2017
Impairment of real estate	$152,575	Indicative bid	Indicative bid	N/A (1)
Impairment of unconsolidated investments	$225,890	Indicative bid	Indicative bid	N/A (1)
December 31, 2016
Impairment of real estate	$371,139	Indicative bids	Indicative bids	N/A (1)
Impairment of real estate	$18,500	Comparable property market analysis	Price per square foot	$39 per square foot
Impairment of unconsolidated investments	$—	Discounted cash flows	Discount rate	9.8%
			Market capitalization rate	3.9% - 6.0%
Impairment of unconsolidated investments	$3,600	Indicative bids	Indicative bids	N/A (1)
December 31, 2015
Impairment of real estate	$615,797	Indicative bids	Indicative bids	N/A (1)
Impairment of real estate	$5,128	Comparable property market analysis	Price per square foot	$18 per square foot
Impairment of unconsolidated investments	$8,847	Indicative bids	Indicative bids	N/A (1)

(1)	These fair value measurements were derived from bona fide purchase offers from third party prospective buyers, subject to the Company’s corroboration for reasonableness.
T. Gain on Change in Control of Interests
The following table summarizes the gain on change in control of interests:

		Years Ended December 31,
		2017	2016	2015
		(in thousands)
University Park at MIT	Cambridge, Massachusetts	$—	$—	$463,643
Apartment Communities:
Cherry Tree	Strongsville, Ohio	—	—	7,391
Chestnut Lake	Strongsville, Ohio	—	—	8,525
Stratford Crossing	Wadsworth, Ohio	—	—	8,125
Other		—	—	(1,405)
		$—	$—	$486,279
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

Pro Forma Information
The following unaudited supplemental pro forma operating data is presented for the year ended December 31, 2015, as if the step acquisition related to the MIT Assets was effective on January 1, 2014. The gain on change in control of interest related to this acquisition was adjusted to the assumed acquisition date. The unaudited supplemental pro forma operating data is not necessarily indicative of what the Company’s actual results of operations would have been assuming the transactions had been effective as set forth above, nor do they purport to represent the Company’s results of operations for future periods. The qualitative and quantitative effect to the pro forma operating data related to the remaining acquisitions described in the table above was not material.

		Pro Forma Adjustments
	As Reported Year Ended December 31, 2015	Remove: Gain on Change in Control of Interests (1)	Pro Forma Adjustments (2)	Pro Forma Year Ended December 31, 2015
	(in thousands, except per share data)
Revenues	$978,231	$—	$43,742	$1,021,973
Earnings from continuing operations	$544,810	$(283,828)	$(15,211)	$245,771
Net earnings attributable to common stockholders	$496,042	$(283,828)	$(15,211)	$197,003

Weighted average shares outstanding - Basic	237,559,598			237,559,598
Net earnings attributable to common stockholders - Basic	$2.05			$0.81

Weighted average shares outstanding - Diluted	250,848,286			250,848,286
Net earnings attributable to common stockholders - Diluted	$1.97			$0.80

(1)	Gain on change in control of interests related to MIT Assets of $463,643, net of tax of $179,815.

(2)
Represents additional depreciation and amortization expense related to the increased basis of real estate and intangible assets, plus pro forma earnings of the current ownership interests, less actual equity in earnings related to the Company’s prior ownership for the periods presented.

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

U. Loss on Extinguishment of Debt
For the years ended December 31, 2017, 2016 and 2015, the Company recorded $(2,961,000), $(32,960,000) and $(65,086,000), respectively, as loss on extinguishment of debt.
The loss on extinguishment of debt recorded for 2017 primarily relates to a loss on extinguishment of nonrecourse mortgage debt at Illinois Science and Technology Park, office buildings in Skokie, Illinois that were sold during the three months ended March 31, 2017.
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

V. Income Taxes
For the years ended December 31, 2015 and prior, the Company filed a consolidated United States federal income tax return, which included all of its wholly owned subsidiaries. For the taxable year ended December 31, 2016, the Company filed as a REIT and the Company’s TRSs filed as C corporations. The Company files combined income tax returns in various states and files individual separate income tax returns in other states.
During 2015, the Company completed the necessary preparatory work, receipt of necessary third party consents and necessary approvals, including stockholder approvals, such that the Company believes it has been organized and operates in a manner that enables it to qualify, and intends to operate in a manner that will allow it to continue to qualify, as a REIT for federal income tax purposes. As a result, the income tax provision for the year ended December 31, 2015 includes a $588,607,000 deferred tax benefit from de-recognizing the deferred tax assets and liabilities associated with the entities included in the REIT and adjusting the valuation allowance required on the TRS deferred tax assets.
As a REIT, the Company will generally be allowed a deduction for dividends it pays, and therefore, will not be subject to United States federal corporate income tax on its taxable income currently distributed to stockholders. The Company may be subject to certain state gross income and franchise taxes, as well as taxes on any undistributed income and federal and state corporate taxes on any income earned by its TRSs. In addition, the Company could be subject to corporate income taxes related to assets held by the REIT which are sold during the 5 year period following the date of conversion (ending December 31, 2020), to the extent sold assets had a built-in gain on the date of conversion.
The following table reconciles REIT earnings (loss), before income taxes to the Company’s REIT taxable earnings:

	Year Ended
	December 31, 2017	December 31, 2016
	(in thousands)
Earnings (loss) before income taxes	$144,890	$(454,173)
Net gain (loss) on disposition of full or partial interest in development projects	(113)	136,687
Net gain on disposition of full or partial interest in rental properties	18,992	172,497
Gain on disposition of rental property in deed-in-lieu transaction	29,845	—
Less: Noncontrolling interests	(9,006)	(6,078)
Net earnings (loss) before income taxes	184,608	(151,067)
Less: TRS earnings (loss)	9,399	(117,074)
Less: SubREITs loss	(390)	(3,072)
Less: Stand-alone TRSs & other earnings (loss)	1,281	(789)
REIT earnings (loss) before income taxes	$174,318	$(30,132)

Book to Tax Adjustments:
Costs on land and rental properties under development expensed for tax purposes	(4,991)	(5,286)
Impairment of real estate and land held for divestiture	10,600	160,595
Book gain on sales in excess of tax gain	(14,588)	(73,329)
Excess of tax over financial statement depreciation and amortization	42,576	77,725
Revenues and expenses recognized in different periods for book and tax	11,170	(28,882)
Other tax adjustments	4,188	4,540
Stock based compensation - compensation and depreciation limitations	19,376	20,122
Stock option exercises	(18,114)	(23,958)
Conversion/exchange of senior debt	—	26,895
Tax deductible restricted stock dividend	(684)	(592)
REIT taxable earnings	$223,851	$127,698

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The following table summarizes the income tax expense (benefit) related to continuing operations before gains (loss) on disposal of real estate:

	Years Ended December 31,
	2017	2016	2015
	(in thousands)
Current
Federal	$426	$335	$1,626
State	6,160	2,905	513
	6,586	3,240	2,139
Deferred
Federal	(28,200)	(310)	(480,025)
State	—	803	(103,892)
	(28,200)	493	(583,917)
Total income tax expense (benefit)	$(21,614)	$3,733	$(581,778)

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The effective tax rate for income taxes from continuing operations varies from the federal statutory rate of 35% due to the following items:

	Years Ended December 31,
	2017	2016	2015
	(dollars in thousands)
Earnings (loss) before income taxes and earnings from unconsolidated entities	$20,106	$(190,640)	$(66,797)
Equity in earnings of unconsolidated entities, net of impairment	124,784	(263,533)	28,762
Net gain (loss) on disposition of full or partial interest in development projects	(113)	136,687	—
Net gain on disposition of full or partial interest in rental properties	18,992	172,497	1,746
Gain on disposition of rental property in deed-in-lieu transaction	29,845	—	—
Less: Noncontrolling interests	(9,006)	(6,078)	(13,258)
Net earnings (loss) before income taxes	184,608	(151,067)	(49,547)
Less: REIT earnings (loss)	174,318	(30,132)	—
Less: SubREIT, Stand-alone TRS and other earnings (loss)	891	(3,861)	—
TRS income (loss) before income taxes	9,399	(117,074)	(49,547)
Income taxes computed at the statutory rate	3,290	(40,976)	(17,341)
Increase (decrease) in income tax resulting from:
State taxes, net of federal benefit	1,137	(18,492)	2,207
State net operating loss, net of federal benefit	5,148	(7,586)	1,544
General business credits	(243)	121	(307)
Valuation allowance(1)	(110,575)	127,726	(912)
Charitable contributions	(66)	151	1,127
Permanent adjustments	(1,799)	(1,520)	668
Conversion/Exchange of senior debt	—	—	20,501
Deferred tax adjustment due to REIT conversion	—	—	(688,233)
Valuation allowance adjustment due to REIT conversion	—	—	99,626
State tax rate change	(2,128)	—	—
Effects of federal tax law change(1)	70,676	—	—
Asset transfers into TRS	33,735	—	—
Other	125	(5,704)	21
Total income tax expense (benefit)	$(700)	$53,720	$(581,099)
Effective tax rate	(7.45)%	(45.89)%	1,172.82%
The components of the deferred income tax expense (benefit) for continuing operations are as follows:
Excess of tax over financial statement depreciation and amortization	$1,612	$2,509	$2,097
Costs on land and rental properties under development expensed for tax purposes	7,121	211	13,520
Revenues and expenses recognized in different periods for tax and financial statement purposes	(26,046)	112,205	174,072
Difference between tax and financial statements related to unconsolidated entities	33,143	(104,950)	(24,474)
Impairment of real estate and land held for divestiture	(15,501)	(1,165)	(158,002)
Deferred state taxes, net of federal benefit	5,350	(25,677)	2,893
Utilization of (addition to) tax loss carryforward excluding effect of stock options	34,387	(55,231)	(8,566)
Valuation allowance	(110,575)	127,726	(912)
General business credits	4	121	(307)
Deferred tax adjustment due to REIT conversion	—	—	(688,233)
Valuation allowance adjustment due to REIT conversion	—	—	99,626
Deferred effect of state rate change	(2,128)	—	—
Effect of federal tax law change(2)	42,576	—	—
Alternative Minimum Tax credits	1,857	(1,857)	—
Deferred income tax expense (benefit)	$(28,200)	$53,892	$(588,286)

(1)	Includes the effect in the TRS of the 2017 federal tax rate change under the new tax law from 35% to 21% effective for years ending December 31, 2018 and beyond.

(2)
Includes the effect in the REIT and TRS of the 2017 federal tax rate change from 35% to 21%, and a $25,600 and $2,500 deferred tax benefit recorded for the REIT and the TRS, respectively, to record the AMT credit receivable as discussed below.

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The following table summarizes the components of the deferred income tax asset/(liability):

	Temporary Differences		Deferred Tax
	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016
	(in thousands)
Depreciation	$(9,843)	$(10,319)	$(2,869)	$(4,257)
Capitalized costs	254,046	237,299	74,054	97,886
Tax loss carryforward	106,505	204,752	22,366	71,663
State loss carryforward, net of federal benefit	—	—	9,198	12,717
Valuation allowance	—	—	(169,600)	(280,175)
Federal tax credits and other carryforwards	—	—	232	2,632
Basis in unconsolidated entities	265,071	301,850	77,268	124,513
Other	(47,372)	(67,564)	(10,649)	(24,979)
Total	$568,407	$666,018	$—	$—
Income taxes paid were $6,089,000, $2,795,000 and $6,936,000 for the years ended December 31, 2017, 2016 and 2015, respectively. At December 31, 2017, the TRS had a federal net operating loss carryforward of $106,505,000 available to use on its tax return expiring in the years ending December 31, 2028 through 2037. At December 31, 2017, the Company had a federal net operating loss carryforward of $76,176,000 available to use on its REIT tax return expiring in the years ending December 31, 2034 through 2036.
At December 31, 2017, the TRS had an available alternative minimum tax (“AMT”) credit of $2,500,000, and the REIT had an available AMT credit of $25,600,000. On December 22, 2017, President Trump signed the Tax Cuts and Jobs Act. As part of this 2017 tax reform legislation, the corporate AMT tax has been eliminated for years beginning in 2018. However, AMT credits can still be used to offset any regular income tax liability. Fifty percent (50%) of the AMT credits for a tax year in excess of the AMT tax credits allowed to reduce the Company’s regular tax liability for such year are refundable for tax years 2018 through 2020. Any remaining AMT tax credits will be refundable on the Company’s 2021 income tax returns. The Company has recorded a $28,100,000 AMT credit receivable for these credits, and recognized a deferred tax benefit.
The Company’s policy is to consider a variety of tax-deferral strategies, including tax deferred exchanges, when evaluating its future tax position. At December 31, 2015, the Company had a full valuation allowance against the deferred tax assets associated with the TRS, with the exception of anticipated 2016 losses on sales of assets owned in the TRS that were offset by the 2016 gains on sales of our interests in entities that develop and manage Military Housing and our equity interests in Barclays Center and the Nets, which were owned by the TRS. The 2015 deferred tax asset was reversed in 2016 when the sales of these assets were completed. The valuation allowance exists because management believes it is more likely than not the Company will not realize these benefits.

	December 31, 2017	December 31, 2016
	(in thousands)
Deferred tax liabilities	$116,829	$182,804
Deferred tax assets	286,429	462,979
Less: valuation allowance	(169,600)	(280,175)
	116,829	182,804
Net deferred tax asset	$—	$—
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
The Company had unrecognized tax benefits of $187,000 at both December 31, 2017 and 2016. The Company recognizes estimated interest payable on underpayments of income taxes and estimated penalties as components of income tax expense. As of December 31, 2017 and 2016, the Company had approximately $115,000 and $103,000, respectively, of accrued interest and penalties related to uncertain income tax positions. The Company recorded income tax expense (benefit) relating to interest and penalties on uncertain tax positions of $12,000, $(69,000) and $(68,000) for the years ended December 31, 2017, 2016 and 2015, respectively.
The Company’s federal consolidated income tax returns for the year ended December 31, 2014 and subsequent years are subject to examination by the IRS. Certain of the Company’s state returns for the years ended January 31, 2003 through December 31, 2013 and all state returns for the year ended December 31, 2014 and subsequent years are subject to examination by various taxing authorities.

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

A reconciliation of the total amounts of the Company’s unrecognized tax benefits, exclusive of interest and penalties, is summarized in the following table:

	Unrecognized Tax Benefit
	December 31, 2017	December 31, 2016
	(in thousands)
Beginning balance, January 1,	$187	$478
Settlements	—	—
Lapse of statutes of limitation	—	(291)
Unrecognized tax benefits balance at December 31,	$187	$187
The total amount of unrecognized tax benefits that would affect the Company’s effective tax rate, if recognized as of December 31, 2017 and 2016, is $148,000 and $122,000, respectively. Based upon the Company’s assessment of the outcome of examinations that are in progress, the settlement of liabilities, or as a result of the expiration of the statutes of limitation for certain jurisdictions, it is reasonably possible the related unrecognized tax benefits for tax positions taken regarding previously filed tax returns will change from those recorded at December 31, 2017. Due to the reasons above, the entire $187,000 of unrecognized benefits could decrease during the next twelve months.

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

		Years Ended December 31,
		2017	2016	2015
		(in thousands)
Retail Centers:
Fairmont Cinema	San Jose, California	$4,128	$—	$—
QIC Transactions	Various	2,197	21	—
Avenue at Tower City Center & Tower City Parking	Cleveland, Ohio	500	14,207	—
Office Buildings:
Illinois Science and Technology Park (4 buildings)	Skokie, Illinois	3,771	—	—
Post Office Plaza	Cleveland, Ohio	(1,244)	—	—
Terminal Tower	Cleveland, Ohio	—	14,391	—
Aperture Center	Albuquerque, New Mexico	—	(171)	—
Skylight Office Tower	Cleveland, Ohio	—	—	1,746
Federally assisted housing apartments	Various	2,693	—	—
Grand Lowry Lofts (Apartment Community)	Denver, Colorado	—	2,333	—
Military Housing	Various	—	141,675	—
Johns Hopkins Parking Garage	Baltimore, Maryland	—	(623)	—
Other		6,947	664	—
		18,992	172,497	1,746
Income tax effect		(192)	(51,213)	(679)
		18,800	121,284	1,067
Deed-in-lieu transaction:
Boulevard Mall	Amherst, New York	29,845	—	—
		$48,645	$121,284	$1,067
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
Terminal Tower
During the year ended December 31, 2016, the Company completed the sale of Terminal Tower, an office building in Cleveland, Ohio. The Company’s corporate headquarters is located in the Terminal Tower and the Company has evaluated options and will relocate its headquarters in downtown Cleveland, Ohio. In connection with the sale, the Company entered into an 18 month lease agreement, (minimum initial term) with various options to extend up to 48 months, to provide the Company the necessary time to evaluate and relocate its corporate headquarters. While the Company transferred all risks and rewards of ownership of the property to the buyer, the Company’s expected estimated lease term resulted in more than a minor, but less than substantially all of the use of the asset through the leaseback transaction. As a result, the Company deferred $7,917,000 of the gain which will be amortized as an offset to rent expense over the lease term, and recorded a net gain on disposition of $14,391,000. The sale generated net cash proceeds of $38,027,000.
QIC Transactions
The Shops at Northfield Stapleton
During the year ended December 31, 2017, in connection with the decision to dispose of substantially all the Company’s regional mall assets to QIC, the Company completed the sale of Shops at Northfield at Stapleton in Denver, Colorado. This was the first of the 10 regional mall assets to be sold to QIC. The disposition, which resulted in the full recognition of the gain, generated net cash proceeds of $50,019,000 and a note receivable of $36,935,000 which bears interest at 4.25% per annum payable monthly and matures in 2019.

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
Boulevard Mall
During the year ended December 31, 2017, the Company executed a deed-in-lieu transaction with the Special Servicer who held the nonrecourse mortgage on the property and recorded a gain on disposition of rental property in deed-in-lieu transaction.

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Y. Assets and Liabilities Held for Sale and Discontinued Operations

The following table summarizes the rental properties included in discontinued operations:

Property/Asset	Location	Period Disposed	Years Ended December 31,
			2017	2016	2015
Barclays Center Arena and The Nets	Brooklyn, New York	Q1-2016	—	Yes	Yes

The following table summarizes the operating results related to discontinued operations:

	Years Ended December 31,
	2016	2015
	(in thousands)
Revenues	$14,792	$138,154
Expenses
Operating expenses	12,540	97,021
Depreciation and amortization	23	34,554
	12,563	131,575

Interest expense	(3,540)	(40,125)
Amortization of mortgage procurement costs	(61)	(664)
Loss before income taxes and loss from unconsolidated entities	(1,372)	(34,210)
Loss from unconsolidated entities	(1,400)	(40,760)
Loss before income taxes	(2,772)	(74,970)
Income tax (benefit)	(824)	(22,498)
Loss before gain on disposal group	(1,948)	(52,472)
Gain on disposition of disposal group, net of tax	49,353	—
Earnings (loss) from discontinued operations	47,405	(52,472)
Noncontrolling interests
Operating loss from disposal group and rental properties	(776)	(16,962)
Earnings (loss) from discontinued operations attributable to Forest City Realty Trust, Inc.	$48,181	$(35,510)
The following table summarizes the pre-tax gain (loss) on disposition of the Disposal Group:

	Years Ended December 31,
	2016	2015
	(in thousands)
The Nets	$136,247	$—
Barclays Center	(56,481)	—
	79,766	—
Income tax effect (1)	(30,413)	—
	$49,353	$—

(1)
For the year ended December 31, 2016, primarily represents non-cash deferred taxes recognized upon the reversal of the deferred tax asset used to offset the taxable gain on the sales of assets held by the TRS.

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Z. Earnings Per Share
The loss from continuing operations attributable to Forest City Realty Trust, Inc. for the year ended December 31, 2016 was allocated solely to holders of common stock as the participating security holders do not share in the losses.
The reconciliation of the basic and diluted EPS computations is shown in the following table:

	Years Ended December 31,
	2017	2016	2015
Numerators (in thousands)
Earnings (loss) from continuing operations attributable to Forest City Realty Trust, Inc.	$206,030	$(206,583)	$531,552
Distributed and undistributed earnings allocated to participating securities	(1,677)	—	(10,410)
Earnings (loss) from continuing operations attributable to common stockholders - Basic	$204,353	$(206,583)	$521,142
Undistributed earnings allocated to participating securities	506	—	—
Preferred distribution on Class A Common Units	709	—	—
Interest on convertible debt	—	—	6,606
Earnings (loss) from continuing operations attributable to common stockholders - Diluted	$205,568	$(206,583)	$527,748
Net earnings (loss) attributable to Forest City Realty Trust, Inc.	$206,030	$(158,402)	$496,042
Distributed and undistributed earnings allocated to participating securities	(1,677)	—	(9,715)
Net earnings (loss) attributable to common stockholders - Basic	$204,353	$(158,402)	$486,327
Undistributed earnings allocated to participating securities	506	—	—
Preferred distribution on Class A Common Units	709	—	—
Interest on convertible debt	—	—	6,606
Net earnings (loss) attributable to common stockholders - Diluted	$205,568	$(158,402)	$492,933
Denominators
Weighted average shares outstanding - Basic	262,510,532	258,509,970	237,559,598
Effect of stock options and performance shares	763,611	—	1,342,524
Effect of convertible Class A Common Units	1,594,238	—	—
Effect of convertible debt	—	—	11,946,164
Weighted average shares outstanding - Diluted (1)	264,868,381	258,509,970	250,848,286
Earnings Per Share
Earnings (loss) from continuing operations attributable to common stockholders - Basic	$0.78	$(0.80)	$2.19
Earnings (loss) from continuing operations attributable to common stockholders - Diluted	$0.78	$(0.80)	$2.10
Net earnings (loss) attributable to common stockholders - Basic	$0.78	$(0.61)	$2.05
Net earnings (loss) attributable to common stockholders - Diluted	$0.78	$(0.61)	$1.97

(1)
Incremental shares from restricted stock and convertible securities aggregating 5,923,113 and 9,706,419 for the years ended December 31, 2017 and 2015, respectively, were not included in the computation of diluted EPS because their effect is anti-dilutive. Incremental shares from dilutive options, restricted stock, performance shares and convertible securities aggregating 9,528,889 for the year ended December 31, 2016 were not included in the computation of diluted EPS because their effect is anti-dilutive due to loss from continuing operations. Weighted-average options, restricted stock and performance shares of 1,333,046, 2,706,145 and 2,392,982 for the years ended December 31, 2017, 2016 and 2015, respectively, were not included in the computation of diluted EPS because their effect is anti-dilutive under the treasury stock method.

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

AA. Segment Information

Real Estate Operations represents the performance of the Company’s core rental real estate portfolio and is comprised of the following reportable operating segments:

•	Office - owns, acquires and operates office and life science buildings.

•	Apartments - owns, acquires and operates upscale and middle-market apartments and adaptive re-use developments.

•	Retail - owns, acquires and operates amenity retail within our mixed-use properties, and remaining regional malls and specialty/urban retail centers.
The remaining reportable operating segments consist of the following:

•
Development develops and constructs office and life science buildings, apartments, condominiums, amenity retail and mixed-use projects. The Development segment includes recently opened operating properties prior to stabilization. and horizontal development and sale of land to residential, commercial and industrial customers primarily at its Stapleton project in Denver, Colorado.

•	Corporate provides executive oversight and various support services for Operations, Development and Corporate employees.

•
Other owned and operated non-core investments, including the Barclays Center, a sports and entertainment arena located in Brooklyn, New York (“Arena”) (sold in January 2016), the Company’s equity method investment in the Brooklyn Nets (the “Nets”) (sold in January 2016), and military housing operations (sold in February 2016).

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
The following tables summarize financial data for the Company’s reportable operating segments. All amounts are presented in thousands.

	December 31, 2017	December 31, 2016
	Identifiable Assets
Office	$3,025,810	$3,192,840
Apartments	2,246,479	2,406,768
Retail	368,353	521,015
Total Operations	5,640,642	6,120,623
Development	2,020,273	1,799,138
Corporate	402,372	308,836
	$8,063,287	$8,228,597

	Years Ended December 31,			Years Ended December 31,
	2017	2016	2015	2017	2016	2015
	Revenues			Operating Expenses
Office	$449,636	$463,855	$425,052	$169,792	$185,983	$182,677
Apartments	286,358	291,615	267,633	126,317	137,313	142,926
Retail	53,335	79,660	138,955	37,710	52,127	90,489
Total Operations	789,329	835,130	831,640	333,819	375,423	416,092
Development	122,597	90,835	114,722	91,929	81,032	101,031
Corporate	—	—	—	96,544	94,391	100,099
Other	—	3,518	31,869	—	2,730	8,130
	$911,926	$929,483	$978,231	$522,292	$553,576	$625,352

	Depreciation and Amortization			Capital Expenditures
Office	$125,825	$134,323	$109,176	$58,235	$40,066	$56,354
Apartments	77,956	77,556	78,593	29,569	19,383	27,722
Retail	9,343	20,662	51,326	4,608	9,885	9,999
Total Operations	213,124	232,541	239,095	92,412	69,334	94,075
Development	32,603	16,902	10,481	333,211	507,123	442,289
Corporate	2,626	1,279	2,582	10,218	99	205
Other	—	126	767	—	—	—
	$248,353	$250,848	$252,925	$435,841	$576,556	$536,569

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The Company uses Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") to manage its business and report its operating results by segment. Adjusted EBITDA, a non-GAAP measure, is defined as net earnings excluding the following items at the Company's ownership: i) non-cash charges for depreciation and amortization; ii) interest expense; iii) amortization of mortgage procurement costs; iv) income taxes; v) impairment of real estate; vi) gains or losses from extinguishment of debt; vii) gain (loss) on full or partial disposition of rental properties, development projects and other investments; viii) gains or losses on change in control of interests; ix) other transactional items, including organizational transformation and termination benefits; and x) the Nets pre-tax EBITDA.
The Company believes that Adjusted EBITDA is an appropriate measure to assess operating performance by segment as it represents ongoing key operating components of each segment without regard to how the business is financed. The Company’s Chief Executive Officer, the chief operating decision maker, uses Adjusted EBITDA, as presented, to assess performance of the Company’s real estate assets by operating segment because it provides information on the financial performance of the core real estate portfolio operations, development, corporate general and administrative expenses and interest and other income derived from the Company's investments. Adjusted EBITDA measures the profitability of each real estate segment in operations based on the process of collecting rent and paying operating expenses and represents the equivalent of Net Operating Income (“NOI”), as all property level interest expense is reported in the Corporate segment. NOI by operating segment is discussed in the Net Operating Income section of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) of this Form 10-K. For the development segment, adjusted EBITDA measures the profitability of our land development sales activity and any recently opened unstabilized properties, offset by development expenses that do not qualify for capitalization. Interest expense is monitored and evaluated by the chief operating decision maker on an overall company-wide basis and is not a factor in evaluating individual segment performance.
The reconciliations of net earnings (loss) to Adjusted EBITDA by segment are shown in the following tables. All amounts are presented in thousands.

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Year Ended December 31, 2017	Office	Apartments	Retail	Total Operations	Development	Corporate	Other	Total
Net earnings (loss) attributable to Forest City Realty Trust, Inc.	$165,040	$179,036	$152,698	$496,774	$(59,398)	$(231,346)	$—	$206,030
Depreciation and amortization	129,202	89,885	65,052	284,139	26,620	2,626	—	313,385
Interest expense	—	—	—	—	—	198,777	—	198,777
Amortization of mortgage procurement costs	—	—	—	—	—	7,469	—	7,469
Income tax benefit	—	—	—	—	—	(21,422)	—	(21,422)
Impairment of consolidated real estate	—	—	—	—	44,288	—	—	44,288
Impairment of unconsolidated real estate	—	—	10,600	10,600	—	—	—	10,600
Loss on extinguishment of debt	—	—	—	—	—	4,514	—	4,514
Net (gain) loss on disposition of full or partial interests in rental properties	(2,589)	(6,065)	(37,467)	(46,121)	—	—		(46,121)
Gain on disposition of unconsolidated entities	(1,437)	(71,037)	(36,363)	(108,837)	—	—	—	(108,837)
Organizational transformation and termination benefits	—	—	—	—	—	34,395	—	34,395
Adjusted EBITDA Attributable to Forest City Realty Trust, Inc.	$290,216	$191,819	$154,520	$636,555	$11,510	$(4,987)	$—	$643,078

Year Ended December 31, 2016	Office	Apartments	Retail	Total Operations	Development	Corporate	Other	Total
Net earnings (loss) attributable to Forest City Realty Trust, Inc.	$138,282	$102,249	$(15,813)	$224,718	$(182,716)	$(422,592)	$222,188	$(158,402)
Depreciation and Amortization	134,511	94,622	78,818	307,951	12,182	1,279	302	321,714
Interest Expense	—	—	—	—	—	221,812	—	221,812
Amortization of mortgage procurement costs	—	—	—	—	—	8,680	—	8,680
Income tax expense	—	—	—	—	—	85,105	—	85,105
Interest rate swap breakage fee	—	—	—	—	—	24,635	—	24,635
Impairment of consolidated real estate	19,700	2,100	133,795	155,595	1,230	—	—	156,825
Impairment of unconsolidated real estate	—	—	—	—	306,400	—	—	306,400
Loss on extinguishment of debt	—	—	—	—	—	33,863	—	33,863
Net (gain) loss on disposition of full or partial interests in development project	—	—	—	—	(136,687)	—	—	(136,687)
Net (gain) loss on disposition of full or partial interests in rental properties	(13,782)	(2,333)	(15,216)	(31,331)	324	—	(141,675)	(172,682)
Gain on disposition of unconsolidated entities	—	—	(12,613)	(12,613)	(553)	—	—	(13,166)
Organizational transformation and termination benefits	—	—	—	—	—	31,708	—	31,708
Discontinued operations:
Depreciation and Amortization - Real Estate	—	—	—	—	—	—	35	35
Loss on disposition of rental properties	—	—	—	—	—	—	56,481	56,481
Net gain on disposition of partial interest in other investment - Nets	—	—	—	—	—	—	(136,247)	(136,247)
Nets pre-tax EBITDA	—	—	—	—	—	—	1,400	1,400
Adjusted EBITDA Attributable to Forest City Realty Trust, Inc.	$278,711	$196,638	$168,971	$644,320	$180	$(15,510)	$2,484	$631,474

Year Ended December 31, 2015	Office	Apartments	Retail	Total Operations	Development	Corporate	Other	Total
Net earnings (loss) attributable to Forest City Realty Trust, Inc.	$576,328	$82,944	$(321,052)	$338,220	$(26,107)	$198,327	$(14,398)	496,042
Depreciation and Amortization	112,825	91,378	99,886	304,089	12,733	2,582	2,797	322,201
Interest Expense	—	—	—	—	—	264,299	—	264,299
Amortization of mortgage procurement costs	—	—	—	—	—	10,600	—	10,600
Income tax benefit	—	—	—	—	—	(603,597)	—	(603,597)
Impairment of consolidated real estate	28,146	8,423	398,558	435,127	16,307	—	—	451,434
Impairment of unconsolidated real estate	—	12,460	—	12,460	1,384	—	—	13,844
Loss on extinguishment of debt	—	—	—	—	—	65,103	—	65,103
Net (gain) loss on disposition of full or partial interests in rental properties	(1,746)	—	—	(1,746)	—	—	—	(1,746)
Gain on disposition of unconsolidated entities	(1,009)	(19,284)	—	(20,293)	—	—	—	(20,293)
(Gain) loss on change in control of interests	(463,643)	(24,041)	—	(487,684)	1,405	—	—	(486,279)
Organizational transformation and termination benefits	—	—	—	—	—	48,125	—	48,125
Discontinued operations:
Depreciation and Amortization	—	—	—	—	—	—	20,104	20,104
Nets pre-tax EBITDA	—	—	—	—	—	—	40,760	40,760
Adjusted EBITDA Attributable to Forest City Realty Trust, Inc.	$250,901	$151,880	$177,392	$580,173	$5,722	$(14,561)	$49,263	$620,597

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

BB. Subsequent Event
On January 31, 2018, our 50% noncontrolling partner at Bayside Village, an apartment community in San Francisco, CA, closed on a transaction where they sold the majority of their 50% ownership interest to an unrelated third party. Prior to this transaction, the Company fully consolidated the property, as the outside partner, in accordance with the partnership agreement, lacked any substantive participating rights. Simultaneously with the sale, the Company amended the partnership agreement to grant substantive participating rights to the new outside partner and received a cash payment of $24,000,000 in connection with such amendment. Based on the substantive participating rights held by the new outside partner, a reconsideration event as defined in the consolidation standards has occurred and will be evaluated in the first quarter of 2018.

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

	Quarter Ended
(Unaudited)	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
	(in thousands, except per share data)
Revenues	$225,934	$233,544	$236,442	$216,006
Earnings before income taxes	$41,922	$13,051	$58,245	$31,672
Net earnings attributable to common stockholders(1)	$102,906	$5,454	$56,753	$40,917
Basic net earnings attributable to common stockholders per common share(2)	$0.38	$0.02	$0.22	$0.16
Diluted net earnings attributable to common stockholders per common share(2)	$0.38	$0.02	$0.22	$0.16

	Quarter Ended
(Unaudited)	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
	(in thousands, except per share data)
Revenues	$239,727	$237,530	$225,963	$226,263
Earnings (loss) before income taxes	$1,307	$(443,151)	$29,174	$(41,533)
Net earnings attributable to common stockholders	$1,825	$(430,861)	$26,599	$244,035
Basic net earnings attributable to common stockholders per common share(2)	$0.01	$(1.67)	$0.10	$0.93
Diluted net earnings attributable to common stockholders per common share(2)	$0.01	$(1.67)	$0.10	$0.92

(1)
The primary drivers of net earnings attributable to common stockholders for the quarter ended December 31, 2017 relate to the gains recorded on the disposition of consolidated and unconsolidated rental property (see Note X - Net Gain on Disposition of Full or Partial Interest in Rental Properties, Net of Tax) and the recording of an alternative minimum tax credit receivable (see Note V - Income Taxes).

(2)
The Company’s restricted stock is considered a participating security pursuant to the two-class method for computing basic earnings per share (“EPS”). The 2006 Units are considered convertible participating securities as they are entitled to participate in any dividends paid to the Company’s common stockholders. The 2006 Units are included in the computation of basic EPS using the two-class method and are included in the computation of diluted EPS using the if-converted method. Basic EPS is computed by dividing net earnings less the allocable undistributed earnings of all participating securities by the weighted average number of common shares outstanding during the period. Diluted EPS includes the effect of applying the if-converted method to the 2006 Units, convertible debt securities, convertible preferred stock and the potential dilutive effect of the Company’s stock plan by adjusting the denominator using the treasury stock method. The sum of the four quarters’ EPS may not equal the annual EPS due to the weighting of stock and option activity occurring during the year and the exclusion of dilutive securities from the computation during loss periods.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
DISCLOSURE CONTROLS
The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or furnishes under the Securities Exchange Act of 1934 (“Securities Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this annual report, an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act, was carried out under the supervision and with the participation of the Company’s management, which includes the CEO and CFO. Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2017.
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
Our management has used the framework set forth in the report entitled “Internal Control – Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013 to evaluate the effectiveness of our internal control over financial reporting. Based on our evaluation under the framework in “Internal Control – Integrated Framework,” our management has concluded that our internal control over financial reporting was effective as of December 31, 2017.
The effectiveness of our internal control over financial reporting as of December 31, 2017 has been audited by our independent registered public accounting firm, PricewaterhouseCoopers LLP, as stated in their report, which appears on page 89 of this Annual Report on Form 10-K.

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

Item 9B. Other Information
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

(a)
Information about our Directors will be contained in the “Election of Directors” section of the definitive proxy statement, to be filed in connection with the 2018 Annual Meeting of Stockholders, and is incorporated herein by reference.

(b)	Pursuant to General Instruction G of Form 10-K and Item 401(b) of Regulation S-K, information about Executive Officers of the Company is reported in Part I of this Form 10-K.

(c)
The disclosure of delinquent filers, if any, under Section 16(a) of the Securities Exchange Act of 1934 will be contained in the “Section 16(a) Beneficial Ownership Reporting/Compliance” section of the definitive proxy statement, to be filed in connection with the 2018 Annual Meeting of Stockholders, and is incorporated herein by reference.

The Company has a separately-designated standing audit committee. Information about the Company’s audit committee and the audit committee financial expert will be contained in the “Meetings and Committees of the Board of Directors” section of the definitive proxy statement, to be filed in connection with the 2018 Annual Meeting of Stockholders, and is incorporated herein by reference.
The Company’s Code of Legal and Ethical Conduct can be found on the Company’s website at www.forestcity.net under “Investors -Corporate Governance” and is also available in print, free of charge, to any stockholder upon written request addressed to Corporate Secretary, Forest City Realty Trust, Inc., Suite 1360, 50 Public Square, Cleveland, Ohio 44113 (through March 2018). Effective March 2018, written requests should be addressed to Corporate Secretary, Forest City Realty Trust, Inc., 127 Public Square, Suite 3100, Cleveland, Ohio 44113. Additional information about the Company’s Code of Legal and Ethical Conduct will be contained in the “Corporate Governance” section of the definitive proxy statement, to be filed in connection with the 2018 Annual Meeting of Stockholders, and is incorporated herein by reference. The Company intends to disclose on its website any amendment to, or waiver of, any provision of this code applicable to its directors and executive officers that would otherwise be required to be disclosed under the rules of the SEC or New York Stock Exchange.
As the Board of Directors’ previously announced process to review operating, strategic, financial and structural options to enhance stockholder value is ongoing, the Board has extended the window by which the Company must receive proper written advance notice of the nomination of a director candidate at its 2018 Annual Meeting of Stockholders so long as it is held not more than 30 days sooner or later than the June 9 anniversary of the 2017 Annual Meeting of Stockholders. The nomination window, which commenced on December 3, 2017, will now extend to 5:00 p.m. Eastern Time on the earlier of two weeks following the announcement of the conclusion of the Board’s review process, or February 28, 2018.
Item 11. Executive Compensation
The information required by this item will be contained in the “Director Compensation,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Discussion & Analysis,” “Potential Payments Upon Termination or Change of Control” and “Executive Compensation Tables” sections of the definitive proxy statement, to be filed in connection with the 2018 Annual Meeting of Stockholders, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item will be contained in the “Security Ownership of Certain Beneficial Owners and Management” sections of the definitive proxy statement, to be filed in connection with the 2018 Annual Meeting of Stockholders, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item will be contained in the “Corporate Governance – Independence Determinations” and “Certain Relationships and Related Transactions” sections of the definitive proxy statement, to be filed in connection with the 2018 Annual Meeting of Stockholders, and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services
The information required by this item will be contained in the “Independent Registered Public Accounting Firm Fees and Services” section of the definitive proxy statement, to be filed in connection with the 2018 Annual Meeting of Stockholders, and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statements Schedules

(a)	List of Documents filed as part of this report.

1.	Financial statements and supplementary data included in Part II, Item 8:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets – December 31, 2017 and 2016
Consolidated Statements of Operations for the years ended December 31, 2017, 2016 and 2015
Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2017, 2016 and 2015
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2017, 2016 and 2015
Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015
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

+10.4.1	-
First Amendment to the Forest City Enterprises, Inc. Deferred Compensation Plan for Executives, effective as of October 1, 1999, incorporated by reference to Exhibit 10.45 to Forest City Enterprises, Inc.’s Form 10-Q for the quarter ended April 30, 2005 (File No. 1-4372).

+10.4.2	-
Second Amendment to the Forest City Enterprises, Inc. Deferred Compensation Plan for Executives, effective as of December 31, 2004, incorporated by reference to Exhibit 10.46 to Forest City Enterprises, Inc.’s Form 10-Q for the quarter ended April 30, 2005 (File No. 1-4372).

+10.5	-
Forest City Enterprises, Inc. 2005 Deferred Compensation Plan for Executives (As Amended and Restated Effective January 1, 2008), incorporated by reference to Exhibit 10.21 to Forest City Enterprises, Inc.’s Form 10-K for the year ended January 31, 2008 (File No. 1-4372).

+10.5.1	-
First Amendment to Forest City Enterprises, Inc. 2005 Deferred Compensation Plan for Executives (As Amended and Restated Effective January 1, 2008), effective as of December 17, 2009, incorporated by reference to Exhibit 10.7 to Forest City Enterprises, Inc.’s Form 10-K for the year ended January 31, 2010 (File No. 1-4372).

+10.6	-
Forest City Enterprises, Inc. Unfunded Nonqualified Supplemental Retirement Plan for Executives (As Amended and Restated Effective January 1, 2008), incorporated by reference to Exhibit 10.59 to Forest City Enterprises, Inc.’s Form 10‑K for the year ended January 31, 2008 (File No. 1-4372).

Exhibit Number		Description of Document
+10.7	-
Forest City Enterprises, Inc. 2005 Deferred Compensation Plan for Nonemployee Directors (As Amended and Restated effective January 1, 2008), incorporated by reference to Exhibit 10.60 to Forest City Enterprises, Inc.’s Form 10-Q for the quarter ended April 30, 2008 (File No. 1-4372).

+10.7.1	-
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

+10.9	-
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

+10.10	-	Forest City Realty Trust, Inc. 1994 Stock Plan, incorporated by reference to Exhibit 10.11 to the Company’s Form 8-K filed on November 23, 2015 (File No. 333-205607).

+10.10.1	-
First Amendment to the Forest City Realty Trust, Inc. 1994 Stock Plan, effective as of May 25, 2016, incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended June 30, 2016 (File No. 1-37671).

+10.10.2	-
Second Amendment to the Forest City Realty Trust, Inc. 1994 Stock Plan, effective as of March 24, 2017, incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended March 31, 2017 (File No. 1-37671).

+10.11	-	Form of Stock Option Agreement, incorporated by reference to Exhibit 10.12 to the Company’s Form 8-K filed on November 23, 2015 (File No. 333-205607).

+10.12	-	Form of Restricted Stock Agreement, incorporated by reference to Exhibit 10.13 to the Company’s Form 8-K filed on November 23, 2015 (File No. 333-205607).

+10.13	-	Form of Performance Shares Agreement, incorporated by reference to Exhibit 10.14 to the Company’s Form 8-K filed on November 23, 2015 (File No. 333-205607).

+10.14	-	Forest City Employer, LLC Deferred Compensation Plan for Executives, incorporated by reference to Exhibit 10.18 to the Company’s Form 8-K filed on November 23, 2015 (File No. 333-205607).

+10.15	-	Forest City Employer, LLC 2005 Deferred Compensation Plan for Executives, incorporated by reference to Exhibit 10.19 to the Company’s Form 8-K filed on November 23, 2015 (File No. 333-205607).

+10.16	-	Forest City Employer, LLC Executive Short-Term Incentive Plan, incorporated by reference to Exhibit 10.21 to the Company’s Form 8-K filed on November 23, 2015 (File No. 333-205607).

+10.17	-	Forest City Employer, LLC Executive Long-Term Incentive Plan, incorporated by reference to Exhibit 10.22 to the Company’s Form 8-K filed on November 23, 2015 (File No. 333-205607).

+10.18	-	Forest City Employer, LLC Senior Management Short-Term Incentive Plan, incorporated by reference to Exhibit 10.23 to the Company’s Form 8-K filed on November 23, 2015 (File No. 333-205607).

+10.19	-	Forest City Employer, LLC Senior Management Long-Term Incentive Plan, incorporated by reference to Exhibit 10.24 to the Company’s Form 8-K filed on November 23, 2015 (File No. 333-205607).

+10.20	-
Forest City Employer, LLC Unfunded Nonqualified Supplemental Retirement Plan for Executives, incorporated by reference to Exhibit 10.20 to the Company’s Form 8-K filed on November 23, 2015 (File No. 333-205607).

+10.21	-	Form of Change of Control Agreement, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 14, 2017 (File No. 1-37671).

+10.22	-	Form of Letter Agreement Regarding Severance Plan Enhancements, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on June 14, 2017 (File No. 1-37671).

+10.23	-	Forest City Employer, LLC Severance Plan, incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on June 14, 2017 (File No. 1-37671).

+10.24	-
Forest City Realty Trust, Inc. Amended and Restated Board of Directors Compensation Policy, effective May 17, 2017, incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended June 30, 2017 (File No. 1-37671).

+10.25	-
Forest City Realty Trust, Inc. 2005 Deferred Compensation Plan for Nonemployee Directors, incorporated by reference to Exhibit 10.16 to the Company’s Form 8-K filed on November 23, 2015 (File No. 333-205607).

+10.26	-	Form of Nonqualified Stock Option Agreement for Nonemployee Directors, incorporated by reference to Exhibit 10.27 to the Company’s Form 10-K filed on February 23, 2016 (File No. 1-37671).

Exhibit Number		Description of Document
+10.27	-	Form of Restricted Shares Agreement for Nonemployee Directors, incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended March 31, 2017 (File No. 1-37671).

+10.28	-	Form of Indemnification Agreement, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on November 23, 2015 (File No. 333-205607).

+10.29	-
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

10.36	-
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

10.37	-
Registration Rights Agreement by and among Forest City Enterprises, Inc. and the holders of BCR Units listed on Schedule A thereto dated November 8, 2006, incorporated by reference to Exhibit 10.1 to Forest City Enterprises, Inc.’s Registration Statement on Form S-3 filed on November 7, 2007 (Registration No. 333-147201).

10.38	-
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

10.38.1	-
Joinder Agreement, dated as of January 4, 2016, made by Forest City Realty Trust Inc., as the New Guarantor, in favor of Bank of America, N.A., as administrative agent, for the Lenders referred to in the Credit Agreement, dated as of November 17, 2015, incorporated by reference to Exhibit 10.40.1 to the Company’s Form 10-K for the year ended December 31, 2015 (File No. 1-37671).

10.38.2	-
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

10.38.3	-
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

Exhibit Number		Description of Document
10.38.4	-
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

10.39	-
Credit Agreement, dated as of May 4, 2016, by and among Forest City Enterprises, L.P., as Borrower, Bank of America, N. A., as Administrative Agent, PNC Bank, National Association as Syndication Agent, and the various lenders party thereto, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on May 5, 2016 (File No. 1-37671).

10.40	-
Form of Exchange Agreement, dated February 27, 2015, pertaining to 4.25% Convertible Senior Notes due 2018, incorporated by reference to Exhibit 10.1 to Forest City Enterprises, Inc.’s Form 8-K filed on February 27, 2015 (File No. 1-4372).

10.41	-
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

10.43	-
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

10.47	-
Form of Purchase Agreement, dated March 9, 2016, pertaining to 3.625% Convertible Senior Notes due 2020, incorporated by reference to Exhibit 10.2 to Forest City Realty Trust, Inc.’s Form 8-K filed on March 9, 2016 (File No. 1-37671).

10.48	-
Reimbursement Agreement, dated as of October 24, 2016, by and among the Company and RMS, Limited Partnership, incorporated by reference to Exhibit 10.51 to Forest City Realty Trust, Inc.’s Form 10-K for the year ended December 31, 2016 (File No. 1-37671).

10.49	-
Reclassification Agreement, dated as of December 5, 2016, by and between Forest City Realty Trust, Inc. and RMS, Limited Partnership, incorporated by reference to Exhibit 10.1 to Forest City Realty Trust, Inc.’s Form 8-K filed on December 6, 2016 (File No. 1-37671).

10.50	-
Irrevocable Proxy, dated as of December 5, 2016, by and between Forest City Realty Trust, Inc. and RMS, Limited Partnership, incorporated by reference to Exhibit 10.2 to Forest City Realty Trust, Inc.’s Form 8-K filed on December 6, 2016 (File No. 1-37671).

10.51	-
Voting and Support Agreement, dated as of December 5, 2016, by and between Forest City Realty Trust, Inc., and Scopia Capital Management LP and Scopia Management, Inc., on behalf of themselves and their affiliates, incorporated by reference to Exhibit 10.3 to Forest City Realty Trust, Inc.’s Form 8-K filed on December 6, 2016 (File No. 1-37671).

*21	-	Subsidiaries of the Registrant.

*23.1	-	Consent of PricewaterhouseCoopers LLP.

*24	-	Powers of attorney.

*31.1	-	Principal Executive Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	-	Principal Financial Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**32.1	-	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit Number		Description of Document
*101	-
The following financial information from Forest City Realty Trust, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) Consolidated Statements of Equity; (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

+	Management contract or compensatory arrangement.

*	Filed herewith.

**	Furnished herewith.

Item 15. Financial Statements Schedules

(c)	Financial Statements Schedules
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions	Balance at End of Period
	(in thousands)
Allowance for doubtful accounts receivable
December 31, 2017	$5,324	$343	$2,270	$3,397
December 31, 2016	$9,025	$1,628	$5,329	$5,324
December 31, 2015	$10,771	$2,744	$4,490	$9,025
Valuation reserve on other investments
December 31, 2017	$5,355	$10	$25	$5,340
December 31, 2016	$5,336	$19	$—	$5,355
December 31, 2015	$5,320	$16	$—	$5,336
Valuation allowances for deferred tax assets (1)
December 31, 2017	$280,175	$13,466	$124,041	$169,600
December 31, 2016	$152,449	$163,330	$35,604	$280,175
December 31, 2015	$53,735	$145,351	$46,637	$152,449
(1) See Note V – Income Taxes in the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for additional information.

(c) Financial Statements Schedules (continued)

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION
Forest City Realty Trust, Inc. and Subsidiaries
			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount at Which Carried at Close of December 31, 2017			Accumulated Depreciation at December 31, 2017 (C)	Date of Construction/ Acquisition	Range of Lives on Which Depreciation in Latest Income Statement is Computed
Name	Location	Amount of Encumbrance at December 31, 2017	Land and Improvements	Buildings and Improvements	Improvements and Carrying Costs	Land and Improvements	Buildings and Improvements	Total (A)(B)
Office		(in thousands)
Atlantic Terminal Office	Brooklyn, NY	$102,542	$—	$108,940	$6,131	$—	$115,071	$115,071	$30,743	2004	(1)
Ballston Common Office Center	Arlington, VA	—	7,301	45,964	7,395	7,301	53,359	60,660	11,957	2005	(1)
Edgeworth Building	Richmond, VA	19,597	942	29,353	4,002	951	33,346	34,297	7,222	2006	(1)
Glen Forest Office Park	Richmond, VA	59,131	11,766	88,632	15,515	11,841	104,072	115,913	29,678	2007	(1)
Harlem Office	Manhattan, NY	—	—	31,672	8,422	—	40,094	40,094	10,745	2003	(1)
Johns Hopkins - 855 North Wolfe Street	Baltimore, MD	64,085	7,314	76,318	23,413	7,314	99,731	107,045	20,032	2008	(1)
Johns Hopkins Parking Garage	Baltimore, MD	—	835	13,674	1,503	835	15,177	16,012	1,531	2012	(1)
Fidelity Investments	Albuquerque, NM	12,230	5,003	29,872	293	5,003	30,165	35,168	5,603	2008	(1)
MetroTech Campus
One MetroTech Center	Brooklyn, NY	—	—	212,153	72,803	23,543	261,413	284,956	134,904	1991	(1)
Two MetroTech Center	Brooklyn, NY	68,941	—	155,280	34,932	7,137	183,075	190,212	92,843	1990	(1)
Nine MetroTech Center	Brooklyn, NY	55,196	—	64,303	13,510	380	77,433	77,813	29,796	1997	(1)
Eleven MetroTech Center	Brooklyn, NY	—	—	41,290	25,554	6,270	60,574	66,844	30,510	1995	(1)
Twelve MetroTech Center	Brooklyn, NY	—	—	42,344	16,092	1,847	56,589	58,436	15,279	2004	(1)
Fifteen MetroTech Center	Brooklyn, NY	154,848	3,762	163,414	8,482	—	175,658	175,658	49,455	2003	(1)
New York Times	Manhattan, NY	—	91,737	375,931	138,494	141,479	464,683	606,162	95,791	2007	(1)
One Pierrepont Plaza	Brooklyn, NY	—	—	86,863	108,715	558	195,020	195,578	120,714	1988	(1)
Station Square
Commerce Court	Pittsburgh, PA	22,710	3,432	20,873	9,243	3,441	30,107	33,548	10,861	2007	(1)
Landmark Building	Pittsburgh, PA	25,140	5,989	27,519	13,643	15,919	31,232	47,151	15,262	1994	(1)
University of Pennsylvania	Philadelphia, PA	35,788	—	41,146	10,707	—	51,853	51,853	13,506	2004	(1)
University Park at MIT
26 Landsdowne Street	Cambridge, MA	27,208	90	79,470	1,866	135	81,291	81,426	5,397	1987	(1)
35 Landsdowne Street	Cambridge, MA	62,676	196	181,779	770	258	182,487	182,745	13,313	2002	(1)
40 Landsdowne Street	Cambridge, MA	63,581	236	192,897	1,787	301	194,619	194,920	14,273	2003	(1)
45/75 Sidney Street	Cambridge, MA	85,891	793	289,942	22,656	877	312,514	313,391	22,302	1999	(1)
64 Sidney Street	Cambridge, MA	50,624	50	110,850	4,744	89	115,555	115,644	11,084	1990	(1)
65 Landsdowne Street	Cambridge, MA	63,919	198	125,278	99	236	125,339	125,575	8,545	2001	(1)
88 Sidney Street	Cambridge, MA	35,798	274	145,426	490	318	145,872	146,190	13,028	2002	(1)
Miscellaneous Investments	Various	—	—	1,698	11,820	—	13,518	13,518	9,533	Various	(1)
Office Subtotal		$1,009,905	$139,918	$2,782,881	$563,081	$236,033	$3,249,847	$3,485,880	$823,907

(c) Financial Statements Schedules (continued)

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION
Forest City Realty Trust, Inc. and Subsidiaries
			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount at Which Carried at Close of December 31, 2017			Accumulated Depreciation at December 31, 2017 (C)	Date of Construction/ Acquisition	Range of Lives on Which Depreciation in Latest Income Statement is Computed
Name	Location	Amount of Encumbrance at December 31, 2017	Land and Improvements	Buildings and Improvements	Improvements and Carrying Costs	Land and Improvements	Buildings and Improvements	Total (A)(B)
Retail
Brooklyn Commons	Brooklyn, NY	17,143	—	23,794	1,289	19,618	5,465	25,083	2,226	2004	(1)
Shops at Atlantic Center Site V	Brooklyn, NY	—	—	3,238	1,485	1,047	3,676	4,723	1,603	1998	(1)
Station Square	Pittsburgh, PA	7,540	2,622	9,965	25,710	6,913	31,384	38,297	17,020	1994	(1)
The Yards
Boilermaker Shops	Washington, D.C.	11,135	529	12,468	6,446	527	18,916	19,443	1,895	2012	(1)
Lumber Shed	Washington, D.C.	9,745	306	12,820	1,500	306	14,320	14,626	1,465	2013	(1)
Miscellaneous Investments	Various	1,646	—	1,818	—	—	1,818	1,818	1,783	Various	(1)
Retail Subtotal		$47,209	$3,457	$64,103	$36,430	$28,411	$75,579	$103,990	$25,992

Apartments
100 (100 Landsdowne)	Cambridge, MA	$44,117	$728	$60,020	$951	$892	$60,807	$61,699	$18,119	2005	(1)
1111 Stratford	Stratford, CT	—	2,414	15,798	5,553	2,518	21,247	23,765	3,764	2013	(1)
1251 S. Michigan	Chicago, IL	9,498	97	13,978	1,091	106	15,060	15,166	4,129	2006	(1)
2175 Market Street	San Fransisco, CA	29,803	3,793	34,508	921	3,855	35,367	39,222	4,691	2014	(1)
91 Sidney	Cambridge, MA	28,921	213	42,276	1,362	269	43,582	43,851	5,114	2002	(1)
American Cigar Lofts	Richmond, VA	11,259	1,395	23,533	1,870	855	25,943	26,798	6,362	2000	(1)
Aster Conservatory Green	Denver, CO	35,806	1,325	13,125	33,301	1,599	46,152	47,751	7,774	2013	(1)
Aster Town Center North	Denver, CO	17,629	611	20,705	—	611	20,705	21,316	1,970	2015	(1)
Bayside Village	San Francisco, CA	126,896	153,894	282,807	3,333	153,576	286,458	440,034	24,961	1988	(1)
Botanica Eastbridge	Denver, CO	12,610	765	13,698	542	772	14,233	15,005	2,837	2012	(1)
Cameron Kinney Lofts	Richmond, VA	—	2,340	23,206	4,126	2,502	27,170	29,672	7,123	2007	(1)
Cedar Place	Lansing, MI	3,585	399	7,000	558	399	7,558	7,957	4,569	1974	(1)
Cherry Tree	Strongsville, OH	16,231	4,838	22,028	979	4,839	23,006	27,845	2,952	1996	(1)
Chestnut Lake	Strongsville, OH	21,950	5,494	16,466	10,882	5,684	27,158	32,842	3,060	1969	(1)
Consolidated-Carolina Lofts	Richmond, VA	20,623	1,028	30,425	2,145	1,046	32,552	33,598	10,016	2003	(1)
Cutter’s Ridge	Richmond, VA	—	389	4,356	(93)	400	4,252	4,652	1,492	2006	(1)
Drake Tower	Philadelphia, PA	24,897	1,353	38,104	9,436	1,353	47,540	48,893	16,287	1998	(1)
Easthaven at the Village	Beachwood, OH	23,775	7,919	39,768	8,331	8,113	47,905	56,018	24,034	1994	(1)
Hamel Mill Lofts	Haverhill, MA	47,859	3,974	72,902	3,685	3,416	77,145	80,561	15,898	2008	(1)
Heritage	San Diego, CA	—	7,433	42,202	10,106	7,505	52,236	59,741	20,226	2002	(1)
Hummingbird Pointe Apartments	Parma, OH	—	330	5,059	18,434	1,355	22,468	23,823	12,012	1972	(1)
Independence Place I	Parma Heights, OH	3,852	210	6,671	1,609	240	8,250	8,490	4,867	1973	(1)
Independence Place II	Parma Heights, OH	3,334	498	3,931	5,446	774	9,101	9,875	3,239	2003	(1)
KBL	Cambridge, MA	15,604	716	23,645	5,349	719	28,991	29,710	18,939	1990	(1)
Knolls	Orange, CA	31,187	53	23,759	826	54	24,584	24,638	13,429	1995	(1)
Lofts 23	Cambridge, MA	5,636	221	17,026	372	330	17,289	17,619	5,843	2005	(1)
Lofts at 1835 Arch	Philadelphia, PA	36,751	2,076	27,430	13,236	2,082	40,660	42,742	13,786	2001	(1)
Lucky Strike Lofts	Richmond, VA	16,759	1,105	34,095	1,244	1,107	35,337	36,444	8,520	2008	(1)

(c) Financial Statements Schedules (continued)

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION
Forest City Realty Trust, Inc. and Subsidiaries
			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount at Which Carried at Close of December 31, 2017			Accumulated Depreciation at December 31, 2017 (C)	Date of Construction/ Acquisition	Range of Lives on Which Depreciation in Latest Income Statement is Computed
Name	Location	Amount of Encumbrance at December 31, 2017	Land and Improvements	Buildings and Improvements	Improvements and Carrying Costs	Land and Improvements	Buildings and Improvements	Total (A)(B)
Mercantile Place on Main	Dallas, TX	33,977	8,876	75,478	9,037	8,805	84,586	93,391	21,163	2008	(1)
Metro 417	Los Angeles, CA	44,699	8,545	67,326	5,873	8,551	73,193	81,744	19,893	2005	(1)
Midtown Towers	Parma, OH	11,699	1,215	11,091	14,934	1,316	25,924	27,240	12,769	1969	(1)
Museum Towers	Philadelphia, PA	28,728	3,474	18,158	5,239	1,331	25,540	26,871	10,630	1997	(1)
North Church Towers and Gardens	Parma Heights, OH	—	789	4,037	3,917	887	7,856	8,743	2,783	2009	(1)
One Franklin Town	Philadelphia, PA	54,839	1,658	31,489	11,471	1,854	42,764	44,618	23,070	1988	(1)
Pavilion	Chicago, IL	47,361	5,250	29,505	18,713	5,251	48,217	53,468	16,981	1992	(1)
Presidio Landmark	San Francisco, CA	41,950	2,060	92,687	5,272	2,068	97,951	100,019	20,393	2010	(1)
Queenswood	Corona, NY	27,924	321	39,243	1,666	327	40,903	41,230	20,600	1990	(1)
River Lofts at Ashton Mill	Cumberland, RI	—	2,885	33,844	12,811	3,250	46,290	49,540	13,752	2005	(1)
Sky55	Chicago, IL	68,031	3,965	80,930	4,469	4,016	85,348	89,364	26,162	2006	(1)
Stratford Crossings	Wadsworth, OH	—	2,813	27,357	585	2,826	27,929	30,755	3,288	2007	(1)
The Aster Town Center	Denver, CO	8,284	487	9,901	367	494	10,261	10,755	2,100	2012	(1)
The Continental	Dallas, TX	35,271	1,586	48,455	(1,526)	1,586	46,929	48,515	8,543	2013	(1)
The Met	Los Angeles, CA	38,639	4,420	36,557	11,042	4,501	47,518	52,019	26,460	1989	(1)
The Uptown	Oakland, CA	163,851	—	138,710	2,249	963	139,996	140,959	18,052	2013	(1)
The Wilson	Dallas, TX	—	2,217	16,565	4,455	1,937	21,300	23,237	5,662	2007	(1)
The Yards
Foundry Lofts	Washington, D.C.	46,627	2,086	52,806	7,847	2,096	60,643	62,739	9,469	2011	(1)
Twelve12	Washington, D.C.	64,768	5,444	106,509	3,489	5,479	109,963	115,442	11,570	2014	(1)
Town Center	Denver, CO	35,183	3,436	63,073	5,517	3,356	68,670	72,026	23,636	2004	(1)
Winchester Lofts	New Haven, CT	21,776	—	45,650	387	4	46,033	46,037	5,574	2014	(1)
Miscellaneous Investments	Various	1,595	—	2,995	18,638	—	21,633	21,633	13,922	Various	(1)
Apartments Subtotal		$1,363,784	$267,138	$1,990,887	$292,047	$267,869	$2,282,203	$2,550,072	$582,485

Land Inventory
Stapleton	Denver, CO	$—	$55,501	$—	$—	$55,501	$—	$55,501	$—	Various	N/A
Commercial Outlots	Various	—	1,795	—	—	1,795	—	1,795	—	Various	N/A
Land Inventory Subtotal		$—	$57,296	$—	$—	$57,296	$—	$57,296	$—

Corporate and Other Equipment
Corporate Office	Various	$—	$—	$10,626	$13,188	$—	$23,814	$23,814	$10,503	Various	(1)

(c) Financial Statements Schedules (continued)

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION
Forest City Realty Trust, Inc. and Subsidiaries
			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount at Which Carried at Close of December 31, 2017			Accumulated Depreciation at December 31, 2017 (C)	Date of Construction/ Acquisition	Range of Lives on Which Depreciation in Latest Income Statement is Computed
Name	Location	Amount of Encumbrance at December 31, 2017	Land and Improvements	Buildings and Improvements	Improvements and Carrying Costs	Land and Improvements	Buildings and Improvements	Total (A)(B)
Recently-Opened Properties/Redevelopment
Office
1812 Ashland Ave	Baltimore, MD	$33,342	$7,628	$42,574	$1,585	$7,628	$44,159	$51,787	$2,383	2016	(1)
The Bridge at Cornell Tech	Roosevelt Island, NY	79,659	—	69,481	—	—	69,481	69,481	780	2017	(1)
Apartments
461 Dean Street	Brooklyn, NY	—	19,307	109,208	31,969	22,584	137,900	160,484	6,988	2016	(1)
Axis	Los Angeles, CA	63,956	14,848	62,018	—	14,848	62,018	76,866	781	2017	(1)
Blossom Plaza	Los Angeles, CA	4,790	3,237	81,432	146	3,261	81,554	84,815	4,648	2016	(1)
Eliot on 4th	Washington, D.C.	62,449	8,439	110,347	—	8,954	109,832	118,786	2,779	2017	(1)
Kapolei Lofts	Kapolei, HI	91,470	34,051	110,288	1,018	34,060	111,297	145,357	10,554	2015	(1)
Mint Town Center	Denver, CO	48,066	—	30,709	—	—	30,709	30,709	282	2017	(1)
NorthxNorthwest	Philadelphia, PA	64,317	2,722	65,977	45,970	2,952	111,717	114,669	3,685	2016	(1)
The Yards - Arris	Washington, D.C.	76,361	9,191	111,825	3,856	9,191	115,681	124,872	7,751	2016	(1)
The Yards - Marina	Washington, D.C.	—	—	3,044	—	—	3,044	3,044	544	2016	(1)
Retail
The Yards - District Winery	Washington, D.C.	—	326	9,655	—	326	9,655	9,981	101	2017	(1)
Recently-Opened Properties/Redevelopment Subtotal		$524,410	$99,749	$806,558	$84,544	$103,804	$887,047	$990,851	$41,276

Construction Projects
Office
The Bridge at Cornell Tech	Roosevelt Island, NY	—	—	79,976	—	—	79,976	79,976	—	Ongoing	N/A
Apartments
Ardan	Dallas, TX	30,808	10,877	82,141	—	10,877	82,141	93,018	—	Ongoing	N/A
Aster Conservatory Green North	Denver, CO	—	4,298	1,413	—	4,298	1,413	5,711	—	Ongoing	N/A
Axis	Los Angeles, CA	—	12,281	51,425	—	12,281	51,425	63,706	—	Ongoing	N/A
Mint Town Center	Denver, CO	—	619	51,674	—	619	51,674	52,293	—	Ongoing	N/A
The Yards - The Guild	Washington, D.C.	13,315	11,377	31,483	—	11,377	31,483	42,860	—	Ongoing	N/A

Development Projects
Office
The Science + Technology Park at Johns Hopkins	Baltimore, MD	—	5,386	16,483	—	5,386	16,483	21,869	—	Ongoing	N/A
Mixed-use
5M	San Francisco, CA	—	20,840	32,802	—	20,840	32,802	53,642	—	Ongoing	N/A
Pier 70	San Francisco, CA	—	—	44,198	—	—	44,198	44,198	—	Ongoing	N/A
The Yards	Washington, D.C.	3,865	3,780	77,714	—	3,780	77,714	81,494	—	Ongoing	N/A
Waterfront Station	Washington, D.C.	—	7,431	13,226	—	7,431	13,226	20,657	—	Ongoing	N/A
Miscellaneous Investments	Various	5,065	881	8,247	—	881	8,247	9,128	—	Various	N/A
Construction and Development Subtotal		$53,053	$77,770	$490,782	$—	$77,770	$490,782	$568,552	$—

Total Real Estate		$2,998,361	$645,328	$6,145,837	$989,290	$771,183	$7,009,272	$7,780,455	$1,484,163

(A)	The aggregate cost at December 31, 2017 for federal income tax purposes was $5,381,339. For (B) and (C) refer to the following page.

(1)	Depreciation is computed based upon the following estimated useful lives:

Years
Building and improvements\	30 – 50
Equipment and fixtures	5 – 15
Tenant improvements	Shorter of useful life or applicable lease term

(c) Financial Statements Schedules (continued)

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION (continued)

		Years Ended December 31,
		2017	2016	2015
		(in thousands)
(B)	Reconciliations of total real estate carrying value are as follows:
	Balance at beginning of period	$7,915,565	$9,613,342	$8,328,987
	Additions during period -
	Improvements	347,363	574,816	621,127
	Acquisitions	—	—	1,254,270
		347,363	574,816	1,875,397
	Deductions during period -
	Cost of real estate sold or retired	(436,589)	(1,256,873)	(105,927)
	Cost of real estate in connection with disposal of partial interests	—	(824,165)	—
	Other deductions, primarily due to impairments	(45,884)	(191,555)	(485,115)
		(482,473)	(2,272,593)	(591,042)
	Balance at end of period	$7,780,455	$7,915,565	$9,613,342
(C)	Reconciliations of accumulated depreciation are as follows:
	Balance at beginning of period	$1,442,006	$1,734,382	$1,555,965
	Additions during period - Charged to profit or loss	215,391	207,297	241,654
	Net other additions (deductions) during period - Acquisitions, retirements, sales or disposals	(173,234)	(499,673)	(63,237)
	Balance at end of period	$1,484,163	$1,442,006	$1,734,382

(c) Financial Statements Schedules (continued)

SCHEDULE IV – MORTGAGE LOAN ON REAL ESTATE (in thousands)

Description	Interest Rate	Final Maturity Date	Periodic Payment Terms	Prior Lien	Face Amount of Mortgage	Carrying Amount of Mortgage (3)	Principal Amount of Loan Subject to Delinquent Principal or Interest
First mortgage
Shops at Northfield at Stapleton Denver, Colorado(1)	4.25%	April 2019	Interest only	$—	$36,935	$36,935	$—
Second mortgage
Barclays Center Arena Brooklyn, New York(2)	4.50%	January 2019	Interest only	482,000	92,600	92,600	—
Total				$482,000	$129,535	$129,535	$—

(1)	There is no prior lien at December 31, 2017.

(2)	The first mortgage loan is not held by the Company. Accordingly, the prior lien amount is estimated at December 31, 2017.

(3)	For Federal income tax purposes, the aggregate cost of the investment in mortgage loans on real estate is the carrying amount, as disclosed in the schedule.

Changes in mortgage loans are summarized below

	Years Ended December 31,
	2017	2016	2015
	(in thousands)

Balance at beginning of period	$92,600	$—	$—
Addition during period:
New mortgage loan	36,935	92,600	—
Deduction during period	—	—	—
Balance at end of period	$129,535	$92,600	$—

Item 16. Form 10-K Summary
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FOREST CITY REALTY TRUST, INC. (Registrant)

Date:	February 22, 2018	BY:	/s/ David J. LaRue
(David J. LaRue, President and Chief Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
*	Chairman of the Board and Director	February 22, 2018
(James A. Ratner)

/s/ David J. LaRue	President, Chief Executive Officer and Director (Principal Executive Officer)	February 22, 2018
(David J. LaRue)

/s/ Robert G. O’Brien	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 22, 2018
(Robert G. O’Brien)

/s/ Charles D. Obert	Executive Vice President – Corporate Controller, Chief Accounting Officer (Principal Accounting Officer)	February 22, 2018
(Charles D. Obert)

*	Executive Vice President and Director	February 22, 2018
(Ronald A. Ratner)

*	Executive Vice President and Director	February 22, 2018
(Brian J. Ratner)

*	Executive Vice President and Director	February 22, 2018
(Deborah Ratner Salzberg)

*	Director	February 22, 2018
(Arthur F. Anton)

*	Director	February 22, 2018
(Kenneth J. Bacon)

*	Director	February 22, 2018
(Z. Jamie Behar)

*	Director	February 22, 2018
(Scott S. Cowen)

*	Director	February 22, 2018
(Christine R. Detrick)

*	Director	February 22, 2018
(Michael P. Esposito, Jr.)

*	Director	February 22, 2018
(Deborah L. Harmon)

*	Director	February 22, 2018
(Craig Macnab)
The Registrant plans to distribute to security holders a copy of the Annual Report and Proxy material on or before April 30, 2018.

*
The undersigned, pursuant to a Power of Attorney executed by each of the Directors and Officers identified above and filed with the Securities and Exchange Commission, by signing his name hereto, does hereby sign and execute this Form 10-K on behalf of each of the persons noted above, in the capacities indicated.

/s/ David J. LaRue	February 22, 2018
(David J. LaRue, Attorney-in-Fact)