Form 10-Q
period 2018-06-30
Forest City Realty Trust, Inc.
filed 2018-08-02
CIK 1647509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________
Form 10-Q
_____________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018

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

Class	Outstanding at July 30, 2018
Class A Common Stock, $.01 par value	267,229,531 shares

Forest City Realty Trust, Inc. and Subsidiaries

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Forest City Realty Trust, Inc. and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

	June 30, 2018
	(Unaudited)	December 31, 2017
	(in thousands)
Assets
Real Estate
Completed rental properties	$6,679,715	$7,154,607
Projects under construction and development	538,617	568,552
Land inventory	64,045	57,296
Total Real Estate	7,282,377	7,780,455
Less accumulated depreciation	(1,526,714)	(1,484,163)
Real Estate, net – (variable interest entities $1,974.1 million and $2,383.2 million, respectively)	5,755,663	6,296,292
Cash and cash equivalents – (variable interest entities $54.3 million and $55.3 million, respectively)	462,415	204,260
Restricted cash – (variable interest entities $123.8 million and $65.5 million, respectively)	209,880	146,131
Accounts receivable, net – (variable interest entities $77.6 million and $52.6 million, respectively)	221,064	225,022
Notes receivable – (variable interest entities $145.5 million and $132.8 million, respectively)	400,915	398,785
Investments in and advances to unconsolidated entities	602,383	550,362
Other assets – (variable interest entities $66.2 million and $66.6 million, respectively)	236,188	242,435
Total Assets	$7,888,508	$8,063,287
Liabilities and Equity
Liabilities
Nonrecourse mortgage debt and notes payable, net – (variable interest entities $1,448.5 million and $1,448.2 million, respectively)	$2,914,813	$2,998,361
Revolving credit facility	—	—
Term loan, net	333,867	333,668
Convertible senior debt, net	112,855	112,637
Accounts payable, accrued expenses and other liabilities – (variable interest entities $225.4 million and $259.9 million, respectively)	548,569	650,022
Cash distributions and losses in excess of investments in unconsolidated entities	105,234	123,882
Total Liabilities	4,015,338	4,218,570
Commitments and Contingencies	—	—
Equity
Stockholders’ Equity
Preferred stock – $.01 par value, respectively; 20,000,000 shares authorized, no shares issued	—	—
Class A Common Stock - $.01 par value, 371,000,000 shares authorized, 265,972,404 and 265,343,283 shares issued and outstanding, respectively	2,660	2,653
Additional paid-in capital	2,541,106	2,537,538
Retained earnings	1,068,839	896,806
Accumulated other comprehensive loss	(4,792)	(8,563)
Total Stockholders’ Equity	3,607,813	3,428,434
Noncontrolling interest	265,357	416,283
Total Equity	3,873,170	3,844,717
Total Liabilities and Equity	$7,888,508	$8,063,287

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Realty Trust, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands, except per share data)
Revenues
Rental	160,364	$165,964	$322,911	$328,413
Tenant recoveries	26,811	28,132	55,219	54,064
Service and management fees	2,291	11,363	7,854	21,490
Parking and other	8,378	13,221	15,835	24,959
Land sales	9,494	17,762	15,439	23,522
Total revenues	207,338	236,442	417,258	452,448
Expenses
Property operating and management	62,464	78,158	133,775	156,951
Real estate taxes	20,011	21,357	41,042	42,557
Ground rent	4,093	3,766	7,778	7,654
Cost of land sales	2,234	7,694	5,220	9,695
Corporate general and administrative	13,412	14,018	25,595	29,601
Organizational transformation and termination benefits	4,949	6,863	20,899	11,388
	107,163	131,856	234,309	257,846
Depreciation and amortization	54,442	65,747	109,727	129,302
Write-offs of abandoned development projects and demolition costs	—	1,596	—	1,596
Total expenses	161,605	199,199	344,036	388,744
Operating income	45,733	37,243	73,222	63,704

Interest and other income	10,716	9,896	21,477	20,168
Gain on change in control of interests	—	—	117,711	—
Interest expense	(29,000)	(28,901)	(55,967)	(56,876)
Amortization of mortgage procurement costs	(1,294)	(1,507)	(2,600)	(2,729)
Loss on extinguishment of debt	(1,588)	—	(3,976)	(2,843)
Earnings before income taxes and earnings from unconsolidated entities	24,567	16,731	149,867	21,424
Earnings from unconsolidated entities
Equity in earnings	7,650	6,261	4,669	15,539
Net gain on disposition of interest in unconsolidated entities	9,047	35,253	84,006	52,954
	16,697	41,514	88,675	68,493
Earnings before income taxes	41,264	58,245	238,542	89,917
Current income tax expense (benefit)	(450)	4,462	959	4,513
Earnings before gains on disposal of real estate, net of tax	41,714	53,783	237,583	85,404
Net gain (loss) on disposition of interest in development project	—	—	6,227	(113)
Net gain on disposition of full or partial interest in rental properties	25,641	4,526	23,107	13,829
Net earnings	67,355	58,309	266,917	99,120
Noncontrolling interests, gross of tax
(Earnings) loss from continuing operations attributable to noncontrolling interests	1,157	(1,556)	1,342	(1,450)
Net earnings attributable to Forest City Realty Trust, Inc.	$68,512	$56,753	$268,259	$97,670

Earnings per common share
Net earnings attributable to common stockholders - Basic	$0.26	$0.22	$1.00	$0.37
Net earnings attributable to common stockholders - Diluted	$0.25	$0.22	$0.99	$0.37

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Realty Trust, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30,
	2018	2017
	(in thousands)
Net earnings	67,355	58,309
Other comprehensive income:
Unrealized net gains on interest rate derivative contracts	1,354	837
Comprehensive income	68,709	59,146
Comprehensive (income) loss attributable to noncontrolling interest	1,154	(1,559)
Total comprehensive income attributable to Forest City Realty Trust, Inc.	$69,863	$57,587

	Six Months Ended June 30,
	2018	2017
	(in thousands)
Net earnings	$266,917	$99,120
Other comprehensive income:
Unrealized net gains on interest rate derivative contracts	3,658	2,550
Comprehensive income	270,575	101,670
Comprehensive (income) loss attributable to noncontrolling interest	1,335	(1,457)
Total comprehensive income attributable to Forest City Realty Trust, Inc.	$271,910	$100,213

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Realty Trust, Inc. and Subsidiaries
Consolidated Statements of Equity
(Unaudited)

							Accumulated
	Common Stock				Additional		Other
	Class A		Class B		Paid-In	Retained	Comprehensive	Noncontrolling
	Shares	Amount	Shares	Amount	Capital	Earnings	(Loss) Income	Interest	Total
	(in thousands)
Balances at December 31, 2016	239,938	$2,399	18,788	$188	$2,483,275	$812,386	$(14,410)	$501,161	$3,784,999
Net earnings						206,030		9,006	215,036
Other comprehensive income							5,847	14	5,861
Common stock dividends						(121,610)			(121,610)
Conversion of Class B common stock to Class A common stock	24,612	246	(18,788)	(188)	(58)				—
Cost incurred for conversion of Class B common stock to Class A common stock					(9,305)				(9,305)
Restricted stock vested	818	8			(8)				—
Repurchase of Class A common stock	(272)	(2)			(6,080)				(6,082)
Exercise of stock options	91	1			1,497				1,498
Issuance of Class A common stock under the deferred compensation plan for non-employee director	13	—			309				309
Stock-based compensation					26,884				26,884
Exchange of 2006 Class A Common Units for Class A common stock	143	1			7,287			(7,288)	—
Exchange of 2006 Class A Common Units for rental property					22,805			(35,037)	(12,232)
Issuance of Class A common stock in exchange for 2018 Senior Note	—	—			1				1
Acquisition of partners’ noncontrolling interest in consolidated subsidiaries					10,931			(10,931)	—
Contributions from noncontrolling interests								23,168	23,168
Distributions to noncontrolling interests								(63,810)	(63,810)
Balances at December 31, 2017	265,343	$2,653	—	$—	$2,537,538	$896,806	$(8,563)	$416,283	$3,844,717
Cumulative effect of adoption of accounting guidance on derivatives and hedging activities						(120)	120		—
Net earnings						268,259		(1,342)	266,917
Other comprehensive income							3,651	7	3,658
Common stock dividends						(96,106)			(96,106)
Restricted and performance shares vested	876	10			(10)				—
Repurchase of Class A common stock	(295)	(3)			(6,119)				(6,122)
Stock-based compensation					8,895				8,895
Issuance of Class A common stock in exchange for 2018 & 2020 Senior Notes	1	—			11				11
Exercise of stock options	41	—			674				674
Issuance of Class A common stock under the deferred compensation plan for non-employee director	6	—			117				117
Deconsolidation of joint venture upon change in control								(133,090)	(133,090)
Contributions from noncontrolling interests								4,485	4,485
Distributions to noncontrolling interests								(20,986)	(20,986)
Balances at June 30, 2018 (Unaudited)	265,972	$2,660	—	$—	$2,541,106	$1,068,839	$(4,792)	$265,357	$3,873,170

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Realty Trust, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2018	2017
	(in thousands)
Net earnings	$266,917	$99,120
Depreciation and amortization	109,727	129,302
Amortization of mortgage procurement costs	2,600	2,729
Write-offs of abandoned development projects and demolition costs	—	1,596
Loss on extinguishment of debt	3,976	2,843
Net (gain) loss on disposition of interest in development projects, net of tax	(6,227)	113
Net gain on disposition of full or partial interest in rental properties, net of tax	(23,107)	(13,829)
Gain on change in control of interests	(117,711)	—
Equity in earnings	(4,669)	(15,539)
Net gain on disposition of interest in unconsolidated entities	(84,006)	(52,954)
Stock-based compensation expense	6,843	9,741
Amortization and mark-to-market adjustments of derivative instruments	(1,182)	(399)
Operating distributions from unconsolidated entities	31,047	44,202
Increase in land inventory	(8,800)	(2,790)
Decrease (increase) in accounts receivable	32,855	(19,748)
Increase in other assets	(2,029)	(4,083)
Decrease in accounts payable, accrued expenses and other liabilities	(91,599)	(17,127)
Net cash provided by operating activities	114,635	163,177
Cash flows from investing activities
Capital expenditures	(146,463)	(201,554)
Payment of lease procurement costs	(7,425)	(6,129)
Increase in notes receivable	(36,645)	(24,379)
Payment on note receivable	125,100	—
Proceeds from deconsolidation of a rental property	24,000	—
Proceeds from disposition of rental properties or development project	190,018	30,183
Contributions to unconsolidated entities	(125,478)	(42,744)
Distributions from unconsolidated entities	229,069	63,988
Net cash provided by (used in) investing activities	252,176	(180,635)
Cash flows from financing activities
Proceeds from nonrecourse mortgage debt and notes payable	244,668	112,902
Principal payments on nonrecourse mortgage debt and notes payable	(168,864)	(44,411)
Payment of costs incurred for conversion of Class B to Class A common stock	—	(2,405)
Payment of deferred financing costs	(3,056)	(2,130)
Repurchase of Class A common shares	(6,122)	(5,051)
Exercise of stock options	674	846
Dividends paid to stockholders	(96,106)	(46,923)
Contributions from noncontrolling interests	4,485	15,770
Distributions to noncontrolling interests	(20,586)	(19,483)
Net cash (used in) provided by financing activities	(44,907)	9,115
Net increase (decrease) in cash, cash equivalents and restricted cash	321,904	(8,343)
Cash, cash equivalents and restricted cash at beginning of period	350,391	323,919
Cash, cash equivalents and restricted cash at end of period	$672,295	$315,576

Beginning of Period
Cash and cash equivalents	204,260	174,619
Restricted cash	146,131	149,300
Cash, cash equivalents and restricted cash at beginning of period	$350,391	$323,919

End of Period
Cash and cash equivalents	462,415	172,339
Restricted cash	209,880	143,237
Cash, cash equivalents and restricted cash at end of period	$672,295	$315,576

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

A. Accounting Policies
General
Forest City Realty Trust, Inc., a Maryland corporation (with its subsidiaries, the “Company”) principally engages in the operation, development, management and acquisition of office, apartment and retail real estate and land throughout the United States. The Company had approximately $7.9 billion of consolidated assets in 17 states and the District of Columbia at June 30, 2018. The Company’s core markets include Boston, Chicago, Dallas, Denver, Los Angeles, Philadelphia, and the greater metropolitan areas of New York City, San Francisco and Washington, D.C. The Company has regional offices in Boston, Dallas, Denver, Los Angeles, New York City, San Francisco, Washington, D.C., and the Company’s corporate headquarters in Cleveland, Ohio.
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
Company Operations
The Company is organized as a Real Estate Investment Trust (“REIT”) for federal income tax purposes. The Company holds substantially all of its assets, and conducts substantially all of its business, through Forest City Enterprises, L.P. (the “Operating Partnership”). The Company is the sole general partner of the Operating Partnership and, as of June 30, 2018, owns all of the limited partnership interests directly or indirectly in the Operating Partnership.
The Company holds and operates certain of its assets through one or more taxable REIT subsidiaries (“TRSs”). A TRS is a subsidiary of a REIT subject to applicable corporate income tax. The use of TRSs enable the Company to continue to engage in certain businesses while complying with REIT qualification requirements and allows the Company to retain income generated by these businesses for reinvestment without the requirement of distributing those earnings. The primary businesses held in TRSs during 2018 include 461 Dean Street (sold in March 2018), an apartment building in Brooklyn, New York, Antelope Valley Mall (sold in January 2018), Mall at Robinson (sold in February 2018) and Charleston Town Center, regional malls in Palmdale, California, Pittsburgh, Pennsylvania and Charleston, West Virginia, respectively, Pacific Park Brooklyn project and land development operations. In the future, the Company may elect to reorganize and transfer certain assets or operations from its TRSs to other subsidiaries, including qualified REIT subsidiaries.
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
Reclassifications
Certain prior period amounts in the accompanying consolidated financial statements have been reclassified to conform to the current year’s presentation as a result of adopting new accounting guidance on the classification and presentation of changes in restricted cash on the Consolidated Statement of Cash Flows.
Variable Interest Entities
As of June 30, 2018, the Company determined it was the primary beneficiary of 41 VIEs. The creditors of the consolidated VIEs do not have recourse to the Company’s general credit. As of June 30, 2018, the Company determined it was not the primary beneficiary of 35 VIEs and accounts for these interests as equity method investments. The maximum exposure to loss of these unconsolidated VIEs is limited to the Company’s investment balance of $196,000,000 as of June 30, 2018.
In January 2018, our 50% noncontrolling partner at Bayside Village, an apartment community in San Francisco, CA, closed on a transaction where they sold the majority of their 50% ownership interest to an unrelated third party. Prior to this transaction, the Company fully consolidated the property, as the outside partner, in accordance with the partnership agreement, lacked any substantive participating rights. Thus, Bayside Village was presented as a VIE in the parenthetical VIE balances on the Consolidated Balance Sheets. Simultaneously with the sale, the Company amended the partnership agreement to grant substantive participating rights to the new outside partner. The property is adequately capitalized and no longer contains characteristics of a VIE. Based on the substantive participating rights held by the new outside partner, the Company concluded it is appropriate to deconsolidate the entity and account for the Company’s 50% investment in the property using the equity method of accounting. As a result, the Company removed approximately $415,000,000 of real estate, net, $127,000,000 of nonrecourse mortgage debt, net, and $23,300,000 of accounts payable, accrued expenses and other liabilities from the Consolidated Balance Sheet line items and corresponding parenthetical VIE balances.
New Accounting Guidance
The following accounting pronouncements were adopted during the six months ended June 30, 2018:
In May 2014, the FASB issued an amendment to the accounting guidance for revenue from contracts with customers. The core principle of this guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance defines steps an entity should apply to achieve the core principle. The Company adopted this guidance as of January 1, 2018 using the modified retrospective method and therefore, the comparative information has not been adjusted. The guidance has been applied to contracts that were not completed as of the adoption date. Rental revenue and tenant recoveries from lease contracts represents a significant portion of the Company’s total revenues and is a specific scope exception provided by this guidance. The adoption of this guidance did not result in a material impact on the Company’s consolidated financial statements or disclosures.
In November 2016, the FASB issued an amendment to the accounting guidance on the classification and presentation of changes in restricted cash on the statement of cash flows. The guidance requires restricted cash to be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown in the Consolidated Statement of Cash Flows. The Company adopted this guidance as of January 1, 2018 using the retrospective transition method. The adoption of this guidance significantly increased the combined beginning and ending period cash, cash equivalents and restricted cash balances as of each period presented and removed the effects of the change in restricted cash as previously presented in the Consolidated Statements of Cash Flows for the six months ended June 30, 2017.
In February 2017, the FASB issued an amendment to the accounting guidance on the derecognition of nonfinancial assets. The guidance clarifies the definition of an in substance nonfinancial asset and the recognition of gains and losses from the transfer of nonfinancial assets and for partial sales of nonfinancial assets, which includes real estate. The Company elected the practical expedient to not apply the guidance on completed contracts. A completed contract is one in which “substantially all” of the revenue from the contract was recognized under the previous accounting guidance. The Company adopted this guidance using the modified retrospective method on January 1, 2018.

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

In August 2017, the FASB issued an amendment to the accounting guidance on derivatives and hedging activities to better align the financial reporting for hedging activities with their economic objectives. The Company early adopted this guidance on January 1, 2018, using the modified retrospective method requiring a cumulative effect adjustment of $120,000 to recognize the initial application as an adjustment to accumulated other comprehensive income and a corresponding adjustment to beginning retained earnings.
The following new accounting pronouncements will be adopted on their respective effective dates:
In February 2016, the FASB issued an amendment to the accounting guidance on leases. This guidance sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new guidance requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to the current guidance for operating leases. The new guidance requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. The new guidance supersedes the previous leases accounting standard. The guidance is effective on January 1, 2019. The adoption of the new guidance is expected to have an impact on the consolidated financial statements as the Company has material ground lease arrangements, as well as other lease agreements. In addition, the Company believes it will be precluded from capitalizing its internal leasing costs, as the costs are not expected to be directly incremental to the successful execution of a lease, as required by the new guidance. The Company is the lessee under several ground leases, as well as leases for office space and some information technology equipment. The Company continues to evaluate the more complex rental adjustments within the ground leases and analyze the impact these adjustments may have when determining the right of use asset and lease liability. The Company is also in the process of evaluating appropriate discount rates to be applied to each lease agreement. Therefore, the analysis of the impact the adoption will have on the consolidated financial statements is ongoing. The Company intends to use the practical expedients available to lessees upon adoption. For leases in which the Company is the lessor, the Company is in the process of analyzing the various revenue streams from its lease agreements to determine the lease and non-lease components based on the applicable performance obligation associated with the consideration received.
In July, 2018, the FASB approved targeted improvements to the Leases standard that provides lessors with a practical expedient by class of underlying assets to not separate non-lease components from the lease component. Such practical expedient is limited to circumstances in which (i) the timing and pattern of transfer for the non-lease component and the related lease component are the same and (ii) the stand-alone lease component would be classified as an operating lease if accounted for separately. The Company will elect the practical expedient which will allow the Company the ability to account for the combined component based on its predominant characteristic if the underlying asset meets the two criteria defined above.
In June 2016, the FASB issued an amendment on measurement of credit losses on financial assets held by a reporting entity at each reporting date. The guidance requires the use of a new current expected credit loss ("CECL") model in estimating allowances for doubtful accounts with respect to accounts receivable, straight-line rents receivable and notes receivable. The CECL model requires that the Company estimate its lifetime expected credit loss with respect to these receivables and record allowances that, when deducted from the balance of the receivables, represent the estimated net amounts expected to be collected. This guidance is effective for fiscal years, and for interim reporting periods within those fiscal years, beginning after December 15, 2019. The Company is in the process of evaluating the impact of this guidance.
Recognition of Revenues
The Company adopted new accounting guidance for revenue from contracts with customers on January 1, 2018. The adoption of this guidance did not result in a material impact on the Company’s consolidated financial statements at adoption and for the six months ended June 30, 2018. The following is disclosure of the Company’s revenue recognition policies.
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

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Service and Management Fees – Management fee revenue in the Office, Apartment and Retail segments is a series of distinct services required to operate a property’s day to day activities with the same pattern of transfer to the customer satisfied over time. Management fee revenue is billed to the customer and recognized as revenue on a monthly basis as management services are rendered. Service fee revenue in the Office, Apartment and Retail segments primarily from leasing, financing, and other real estate services are distinct services billed and recognized in the period the Company’s performance obligation is satisfied. Development fee revenue on long-term fixed-price contracts or cost plus fee contracts are recognized as the Company’s performance obligation is satisfied. The Company applies the practical expedient and, as a result, does not disclose variable consideration attributable to wholly or partially unsatisfied performance obligations as of the end of the reporting period.
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
The following table summarizes the Tax Credit contract liabilities:

	Six Months Ended June 30,
	2018	2017
	(in thousands)
Beginning balance	$60,851	$50,790
Tax credit revenue	(5,806)	(5,493)
Tax credit contribution	—	3,475
Ending balance	$55,045	$48,772

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Related Party Transactions
The Company and certain of its affiliates entered into a Master Contribution and Sale Agreement (the “Master Contribution Agreement”) with Bruce C. Ratner (“Mr. Ratner”), Executive Vice President at the time of the transaction and currently Chairman of Forest City Ratner Companies, and certain entities and individuals affiliated with Mr. Ratner (the “BCR Entities”) in August 2006 to purchase their interests in a total of 30 retail, office and apartment operating properties and service companies in the Greater New York City metropolitan area. The Company issued Class A Common Units (“2006 Units”) in a jointly-owned, limited liability company in exchange for their interests. The 2006 Units may be exchanged for one of the following forms of consideration at the Company’s sole discretion: (i) an equal number of shares of the Company’s Class A common stock or, (ii) cash based on a formula using the average closing price of the Class A common stock at the time of conversion or, (iii) a combination of cash and shares of the Company’s Class A common stock. If the Company elects to pay cash as full or partial consideration in exchange for 2006 Units, the exchanging unit holder(s) may elect to redeem such 2006 Units for an in-kind distribution of one or more properties in lieu of cash, provided certain conditions set forth under the Exchange Rights Agreement adopted pursuant to the Master Contribution Agreement are met. The Company may, in its sole discretion, elect not to proceed with an in-kind redemption if the Company determines in good faith that the Company will suffer any adverse effects from proceeding with the in-kind redemption. The Company has no rights to redeem or repurchase the 2006 Units. Pursuant to the Master Contribution Agreement, certain projects under development would remain owned jointly until each project was completed and achieved “stabilization.” Upon stabilization, each project would be valued and the Company, in its discretion, would choose among various ownership options for the project. As of June 30, 2018, air rights for any future residential vertical development at East River Plaza, a specialty retail center in Manhattan, New York, remains the only development asset subject to this agreement.
In connection with the Master Contribution Agreement, the parties entered into the Tax Protection Agreement (the “Tax Protection Agreement”). The Tax Protection Agreement indemnified the BCR Entities included in the initial closing against taxes payable by reason of any subsequent sale of certain operating properties and expires in November 2018.
Pursuant to the Master Contribution Agreement, 2006 Units not exchanged are entitled to a distribution preference payment equal to the dividends paid on an equivalent number of shares of the Company’s common stock. The Company recorded $200,000 and $400,000 during the three and six months ended June 30, 2018, respectively, and $162,000 and $334,000 during the three and six months ended June 30, 2017, respectively, which is classified as noncontrolling interest expense on the Consolidated Statement of Operations.
In March 2017, certain BCR Entities exchanged 142,879 of the 2006 Units. The Company issued 142,879 shares of its Class A common stock for the exchanged 2006 Units. The Company accounted for the exchange as a purchase of noncontrolling interests, resulting in a reduction of noncontrolling interests of $7,288,000, an increase to Class A common stock of $1,000 and a combined increase to additional paid-in capital of $7,287,000, accounting for the fair value of common stock issued and the difference between the fair value of consideration exchanged and the historical cost basis of the noncontrolling interest balance. At June 30, 2018 and December 31, 2017, 1,111,044 of the 2006 Units were outstanding.
As a result of the January 2017 sale of Shops at Bruckner Boulevard, an unconsolidated specialty retail center in Bronx, New York, the Company accrued $482,000 related to a tax indemnity payment due to the BCR Entities in accordance with the terms of the Tax Protection Agreement during the six months ended June 30, 2017. The Company paid $241,000 during the three months ended June 30, 2017 and remitted the remaining amount in quarterly installments in 2017.
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
In October 2016, the Company entered into a Reimbursement Agreement with RMS (the “Reimbursement Agreement”). The Company agreed to reimburse RMS (together with its officers, directors, employees, beneficiaries, trustees, representatives and agents) (“Reimbursed Persons”) for reasonable and documented fees and out-of-pocket expenses of RMS’s financial, legal and public relations advisors incurred in evaluating and negotiating the Reclassification. In addition, the Company agreed to reimburse the Reimbursed Persons for (i) reasonable costs and expenses incurred in connection with any Proceeding (as defined in the Reimbursement Agreement) to which such Reimbursed Person is a party or otherwise involved in and (ii) any losses, damages or liabilities actually and reasonably suffered or incurred in any such Proceeding by a Reimbursed Person. Amounts incurred subject to the Reimbursement Agreement were approximately $4,060,000 for the six months ended June 30, 2017.

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

In March, 2018, the Company entered into agreements with Starboard Value LP ("Starboard") and Scopia Capital Management LP ("Scopia"), which owned approximately 3.0% and 8.3% of the Company’s outstanding shares, respectively, to reimburse Starboard and Scopia for their reasonable, documented out-of-pocket fees and expenses incurred in connection with their involvement at the Company, including, but not limited to, the negotiation and the execution of their respective stockholder agreements, provided that such reimbursement will not exceed $200,000 in the aggregate for either Starboard or Scopia. During the six months ended June 30, 2018, the Company reimbursed Starboard $188,000.
Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss consists of unrealized losses on interest rate swaps accounted for as cash flow hedges (including unrealized losses on interest rate swaps accounted for as hedges held by certain of the Company’s equity method investees), net of noncontrolling interest. Accumulated other comprehensive loss was $4,792,000 and $8,563,000 at June 30, 2018 and December 31, 2017, respectively. See Note G – Derivative Instruments and Hedging Activities for detailed information on gains and losses recognized in and reclassified from accumulated other comprehensive loss.
Organizational Transformation and Termination Benefits
The following table summarizes the components of organizational transformation and termination benefits and are reported in the Corporate Segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Termination benefits	$3,578	$4,585	$8,225	$8,737
Strategic alternative costs	1,371	—	12,674	—
Shareholder activism costs	—	2,278	—	2,651
Total	$4,949	$6,863	$20,899	$11,388
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
Shareholder activism costs are comprised of advisory, legal and other professional fees associated with activism matters.
The following table summarizes the activity in the accrued severance balance for termination benefits:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Accrued severance benefits, beginning balance	$11,344	$9,058	$13,974	$9,969
Termination benefits expense	3,578	4,585	8,225	8,737
Payments	(2,734)	(1,933)	(10,011)	(6,996)
Accrued severance benefits, ending balance	$12,188	$11,710	$12,188	$11,710

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

	Six Months Ended June 30,
	2018	2017
	(in thousands)
Non-cash changes to balance sheet - Investing Activities
Projects under construction and development	$1,086	$(14,157)
Completed rental properties	(432,338)	(61,695)
Accounts receivable	6,405	—
Notes receivable	113,065	2,500
Investments in and advances to affiliates - due to dispositions or change in control	111,943	603
Investments in and advances to affiliates - other activity	3,599	166
Total	$(196,240)	$(72,583)
Non-cash changes to balance sheet - Financing Activities
Nonrecourse mortgage debt and notes payable, net	$(162,670)	$(46,054)
Convertible senior debt, net	(11)	—
Class A common stock	—	59
Additional paid-in capital	2,180	15,868
Noncontrolling interest	(133,482)	(18,545)
Total	$(293,983)	$(48,672)

B. Notes Receivable
The following table summarizes the interest bearing notes receivable:

	June 30, 2018	December 31, 2017	Maturity Date	Weighted Average Interest Rate
	(in thousands)
Stapleton advances	$142,104	$128,676	Various	8.52%
The Nets sale	—	125,100	January 2021(1)	4.50%
Barclays Center sale	92,600	92,600	January 2019	4.50%
QIC (Regional Mall dispositions)	150,000	36,935	April 2019	4.25%
Other	16,211	15,474	Various	4.99%
Total	$400,915	$398,785
(1) Prior to its contractual due date, the owners of the Brooklyn Nets repaid the note receivable, including unpaid accrued interest, in full during the three months ended June 30, 2018.

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

C. Nonrecourse Mortgage Debt and Notes Payable, Net
The following table summarizes the nonrecourse mortgage debt and notes payable, net maturities as of June 30, 2018:

Years Ending December 31,
(in thousands)
2018	$323,050
2019	294,525
2020	217,871
2021	190,721
2022	203,914
Thereafter	1,715,129
2,945,210
Net unamortized mortgage procurement costs	(30,397)
Total	$2,914,813

D. Revolving Credit Facility
The Company’s Revolving Credit Agreement provides for total available borrowings of $600,000,000 and contains an accordion provision, subject to bank approval, allowing the Company to increase total available borrowings to $750,000,000 (“Revolving Credit Facility”).
The Revolving Credit Facility matures in November 2019, and provides for two six-month extension periods, subject to certain conditions. Borrowings bear interest at the Company’s option at either London Interbank Offered Rate (“LIBOR”) (2.09% at June 30, 2018) plus a margin of 1.15% - 1.85% (1.20% at June 30, 2018) or the Prime Rate (5.00% at June 30, 2018) plus a margin of 0.15% - 0.85% (0.20% at June 30, 2018). In addition, the Revolving Credit Facility is subject to an annual facility fee of 0.20% - 0.35% (0.20% at June 30, 2018) of total available borrowings. Up to $150,000,000 of the available borrowings can be used for letters of credit. The applicable margins and annual facility fee are based on the Company’s total leverage ratio (adjusted quarterly, if applicable).
The Revolving Credit Facility has restrictive covenants, including a prohibition on certain types of dispositions, mergers, consolidations, and limitations on lines of business the Company is allowed to conduct. Additionally, the Revolving Credit Facility contains financial covenants, including the maintenance of a maximum total leverage ratio, maximum secured and unsecured leverage ratios, maximum secured recourse leverage ratio, a minimum fixed charge coverage ratio, and a minimum unencumbered interest coverage ratio (all as specified in the Revolving Credit Agreement). At June 30, 2018, the Company was in compliance with all of these financial covenants.
The following table summarizes available credit on the Revolving Credit Facility:

	June 30, 2018	December 31, 2017
	(in thousands)
Total available borrowings	$600,000	$600,000
Less:
Outstanding borrowings	—	—
Outstanding letters of credit	(23,291)	(36,439)
Available credit	$576,709	$563,561
As of June 30, 2018 and December 31, 2017, unamortized debt issuance costs related to the Revolving Credit Facility of $1,319,000 and $1,798,000, respectively, are included in other assets on the Consolidated Balance Sheets.

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

E. Term Loan, Net
The Company’s Term Loan Credit Agreement provides a $335,000,000 senior unsecured term loan credit facility (“Term Loan”).
The Term Loan matures in May 2021 and bears interest at the Company’s option at either LIBOR (based on the date of the initial borrowings and adjusted monthly thereafter) plus a margin of 1.30% - 2.20% (1.35% at June 30, 2018) or the Prime Rate plus a margin of 0.30% - 1.20% (0.35% at June 30, 2018). The applicable margins are based on the Company’s total leverage ratio. Upon the Company obtaining an investment grade credit rating, established by certain debt rating agencies for the Company’s long term, senior, unsecured non-credit enhanced debt (the “Debt Ratings”), the applicable margin will, at the Company’s election, be based on the Company’s then-current Debt Ratings.
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
The following table summarizes outstanding borrowings of the Term Loan, net:

	June 30, 2018	December 31, 2017
	(in thousands)
Total outstanding borrowings	$335,000	$335,000
Net unamortized debt procurement costs	(1,133)	(1,332)
Total	$333,867	$333,668

F. Convertible Senior Debt, Net
The following table summarizes the convertible senior debt, net:

	June 30, 2018	December 31, 2017
	(in thousands)
4.250% Notes due 2018	$73,208	$73,215
3.625% Notes due 2020	40,017	40,021
	113,225	113,236
Net unamortized debt procurement costs	(370)	(599)
Total	$112,855	$112,637
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
The following table summarizes the recent required adjustments to the Conversion Rate and approximate Conversion price of the 2018 Senior Notes triggered by the Company’s cash dividends:

Effective Date	Conversion Rate	Conversion Price
	(in shares)
June 9, 2017	47.2567	$21.16
December 20, 2017	47.8122	$20.92
June 8, 2018	48.6555	$20.55

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
The following table summarizes the recent required adjustments to the Conversion Rate and approximate Conversion price of the 2020 Senior Notes triggered by the Company’s cash dividends:

Effective Date	Conversion Rate	Conversion Price
	(in shares)
June 9, 2017	42.3105	$23.63
December 20, 2017	42.8079	$23.36
June 8, 2018	43.5629	$22.96
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
Changes in the fair value of derivatives designated and qualifying as cash flow hedges are recorded in accumulated OCI and subsequently reclassified into earnings during the period the hedged forecasted transaction affects earnings. As of June 30, 2018, the Company expects it will reclassify $1,968,000 of accumulated other comprehensive loss into interest expense and equity in earnings within the next twelve months. However, the actual amount reclassified could vary due to future changes in the fair value of these derivatives.
Fair Value Hedges of Interest Rate Risk
The Company enters into total rate of return swaps (“TROR”) on various tax-exempt fixed-rate borrowings. The TROR convert borrowings from a fixed rate to a variable rate. The TROR requires the payment of a variable interest rate, generally equivalent to the Securities Industry and Financial Markets Association (“SIFMA”) rate (1.51% at June 30, 2018) plus a spread. Additionally, the Company has guaranteed the fair value of the underlying borrowings. Fluctuation in the value of the TROR is offset by the fluctuation in the value of the underlying borrowings, resulting in minimal financial impact. At June 30, 2018, the aggregate notional amount of TROR designated as fair value hedging instruments is $560,466,000. The underlying TROR borrowings are subject to a fair value adjustment.

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

The following amounts were recorded on the Consolidated Balance Sheets in nonrecourse mortgage debt and notes payable, net related to the hedged borrowings in fair value hedges:

	June 30, 2018	December 31, 2017
	(in thousands)
Carrying amount of underlying borrowings	$560,466	$605,036
Cumulative fair value adjustments to underlying borrowings	(3,239)	3,210
Fair value of underlying borrowings	$557,227	$608,246
Nondesignated Hedges of Interest Rate Risk
The Company uses derivative contracts to hedge certain interest rate risk, even though the contracts do not qualify for, or the Company has elected not to apply, hedge accounting. In these situations, the derivative is recorded at its fair value with changes reflected in earnings.
The Company has certain undesignated TROR where the associated debt is held by an unconsolidated affiliate or unrelated third parties. The change in fair value of these TROR is recognized in earnings. At June 30, 2018, the aggregate notional amount of these TROR is $180,392,000.
In instances where the Company enters into separate derivative instruments effectively hedging the same debt for consecutive annual periods, the duplicate amount of notional is excluded from the following disclosure in an effort to provide information that enables the financial statement user to understand the Company’s volume of derivative activity.

The following table summarizes the fair values and location in the Consolidated Balance Sheets of all derivative instruments:

	Fair Value of Derivative Instruments
	Asset Derivatives (included in Other Assets)		Liability Derivatives (included in Accounts Payable, Accrued Expenses and Other Liabilities)
	Current Notional	Fair Value	Current Notional	Fair Value
	(in thousands)
	June 30, 2018
Derivatives Designated as Hedging Instruments
Interest rate swaps	$72,769	$1,891	$23,897	$94
TROR	293,151	789	267,315	4,028
Total	$365,920	$2,680	$291,212	$4,122
Derivatives Not Designated as Hedging Instruments
Interest rate caps	$69,518	$—	$—	$—
TROR	89,167	2,345	91,225	9,376
Total	$158,685	$2,345	$91,225	$9,376

	December 31, 2017
Derivatives Designated as Hedging Instruments
Interest rate swaps	$63,372	$1,129	$34,078	$863
TROR	369,021	3,862	236,015	652
Total	$432,393	$4,991	$270,093	$1,515
Derivatives Not Designated as Hedging Instruments
Interest rate caps	$69,518	$—	$—	$—
TROR	100,466	4,107	36,280	11,330
Total	$169,984	$4,107	$36,280	$11,330

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

The following table summarizes the impact of gains and losses related to derivative instruments designated as cash flow hedges on accumulated other comprehensive income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Gain (loss) on interest rate contracts recognized in Accumulated OCI	$462	$(577)	$1,678	$(336)

Loss on interest rate contracts reclassified from Accumulated OCI to the Statements of Operations
Interest expense	$(455)	$(747)	$(1,036)	$(1,510)
Earnings (loss) from unconsolidated entities	(437)	(667)	(944)	(1,376)
	$(892)	$(1,414)	$(1,980)	$(2,886)

The following table summarizes the impact of gains and losses related to cash flow and fair value hedging relationships in the Consolidated Statements of Operations:

		Three Months Ended June 30,		Six Months Ended June 30,
	Location on Consolidated Statements of Operations	2018	2017	2018	2017
Cash Flow Hedging Relationships		(in thousands)
Loss on interest rate contracts reclassified from Accumulated OCI	Interest expense	$(455)	$(747)	$(1,036)	$(1,510)

Fair Value Hedging Relationships
Gain (loss) on TROR	Interest expense	$(1,998)	$1,147	$(6,449)	$6,498
Gain (loss) on underlying borrowings	Interest expense	1,998	(1,147)	6,449	(6,498)
Total Fair Value Hedging Relationships		$—	$—	$—	$—
The following table summarizes the impact of gains and losses related to derivative instruments not designated as cash flow hedges or fair value hedges in the Consolidated Statements of Operations:

		Net Gain (Loss) Recognized
		Three Months Ended June 30,		Six Months Ended June 30,
	Location on Consolidated Statements of Operations	2018	2017	2018	2017
Derivatives Not Designated as Hedging Instruments		(in thousands)
TROR	Interest expense	$85	$300	$1,309	$1,798
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
Agreements with derivative counterparties contain provisions under which the counterparty could terminate the derivative obligations if the Company defaults on its obligations under the Revolving Credit Agreement and designated conditions are fulfilled. In instances where the Company’s subsidiaries have derivative obligations secured by a mortgage, the derivative obligations could be terminated if the indebtedness between the two parties is terminated, either by loan payoff or default of the indebtedness. In addition, certain subsidiaries have agreements containing provisions whereby the subsidiaries must maintain certain minimum financial ratios. As of June 30, 2018, the Company does not have any derivative contracts containing credit-risk related contingent features, such as a credit rating downgrade, that may trigger collateral to be posted with a counterparty.

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
The following table summarizes information about financial assets and liabilities measured at fair value on a recurring basis, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value:

	June 30, 2018
	Level 1	Level 2	Level 3	Total
	(in thousands)
Interest rate swaps (assets)	$—	$1,891	$—	$1,891
Interest rate swaps (liabilities)	—	(94)	—	(94)
TROR (assets)	—	—	3,134	3,134
TROR (liabilities)	—	—	(13,404)	(13,404)
Fair value adjustment to the borrowings subject to TROR	—	—	3,239	3,239
Total	$—	$1,797	$(7,031)	$(5,234)

	December 31, 2017
	(in thousands)
Interest rate swaps (assets)	$—	$1,129	$—	$1,129
Interest rate swaps (liabilities)	—	(863)	—	(863)
TROR (assets)	—	—	7,969	7,969
TROR (liabilities)	—	—	(11,982)	(11,982)
Fair value adjustment to the borrowings subject to TROR	—	—	(3,210)	(3,210)
Total	$—	$266	$(7,223)	$(6,957)
The following table presents a reconciliation of financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Net TROR	Fair value adjustment to the borrowings subject to TROR	Total
	(in thousands)
Six Months Ended June 30, 2018
Balance, January 1, 2018	$(4,013)	$(3,210)	$(7,223)
Total realized and unrealized gains (losses):
Included in earnings
Fair market value adjustment	(4,237)	5,546	1,309
Settlement of TROR designated as fair value hedge	(903)	903	—
Settlement of TROR not designated as a fair value hedge	(1,117)	—	(1,117)
Balance, June 30, 2018	$(10,270)	$3,239	$(7,031)
Six Months Ended June 30, 2017
Balance, January 1, 2017	$(15,573)	$7,434	$(8,139)
Total realized and unrealized gains (losses):
Included in earnings
Fair market value adjustment	8,296	(6,498)	1,798
Balance, June 30, 2017	$(7,277)	$936	$(6,341)

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

The following table presents quantitative information about the significant unobservable inputs used to estimate the fair value of financial instruments measured on a recurring basis as of June 30, 2018:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value June 30, 2018	Valuation Technique	Unobservable Input	Input Values
	(in thousands)
TROR	$(10,270)	Third party bond pricing	Bond valuation	93.22 - 108.26
Fair value adjustment to the borrowings subject to TROR	$3,239	Third party bond pricing	Bond valuation	93.22 - 100.54
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
The following table summarizes the fair value of nonrecourse mortgage debt and notes payable, net (exclusive of the fair value of derivatives), term loan, net and convertible senior debt, net:

	June 30, 2018		December 31, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Nonrecourse mortgage debt and notes payable, net	$2,914,813	$2,871,449	$2,998,361	$2,995,559
Term loan, net	333,867	333,977	333,668	333,726
Convertible senior debt, net	112,855	118,903	112,637	130,942
Total	$3,361,535	$3,324,329	$3,444,666	$3,460,227

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
During the three and six months ended June 30, 2017, certain professional and consulting fees, including investment banking success fees, incurred directly related to the stock conversion were recorded as a $8,701,000 and $9,305,000 reduction to additional paid-in capital, respectively, in accordance with applicable accounting requirements when raising permanent equity. Amounts include costs paid on behalf of RMS in accordance with the Reimbursement Agreement. See the “Other Related Party Transactions” section of Note A – Accounting Policies for detailed information on the Reimbursement Agreement.

J. Dividends
The following table summarizes the quarterly cash dividends declared by the Board of Directors on the Company’s common stock (in thousands, except per share data):

Date Declared	Record Date	Payment Date	Amount Per Share	Total Cash Payment
2018
May 15, 2018	June 8, 2018	June 22, 2018	$0.18	$48,094
February 22, 2018	March 5, 2018	March 16, 2018	0.18	48,012
		Total	$0.36	$96,106
2017
November 29, 2017	December 20, 2017	December 29, 2017	$0.14	$37,344
August 22, 2017	September 5, 2017	September 18, 2017	0.14	37,343
May 17, 2017	June 9, 2017	June 23, 2017	0.09	23,482
March 1, 2017	March 13, 2017	March 27, 2017	0.09	23,441
		Total	$0.46	$121,610

K. Stock-Based Compensation
During the six months ended June 30, 2018, the Company granted 702,904 shares of restricted stock and 217,548 performance shares under the Company’s 1994 Stock Plan. The restricted stock had a weighted-average fair value of $21.05 per share, based on the closing price of the Class A common stock on the date of grant. The performance shares had a grant-date fair value of $17.44 per share, which was computed using a Monte Carlo simulation.
At June 30, 2018, $18,528,000 of unrecognized compensation cost related to restricted stock is expected to be recognized over a weighted-average period of 26 months and $6,167,000 of unrecognized compensation cost related to performance shares is expected to be recognized over a weighted-average period of 23 months.
The following table summarizes stock-based compensation costs recognized in the financial statements:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Stock option costs	$—	$137	$84	$337
Restricted stock costs	2,627	3,808	6,664	8,946
Performance share costs	1,049	2,740	2,147	4,758
Total stock-based compensation costs	3,676	6,685	8,895	14,041
Less amount capitalized into qualifying real estate projects	(1,097)	(1,808)	(2,052)	(4,300)
Amount charged to operating expenses	2,579	4,877	6,843	9,741
Depreciation expense on capitalized stock-based compensation	242	234	583	449
Total stock-based compensation expense	$2,821	$5,111	$7,426	$10,190

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

The amount of grant-date fair value expensed immediately for awards granted to retirement-eligible grantees during the six months ended June 30, 2018 and 2017 was $447,000 and $867,000, respectively.
In connection with the vesting of restricted stock and performance shares during the six months ended June 30, 2018 and 2017, the Company repurchased 295,169 shares and 229,352 shares, respectively, of Class A common stock to satisfy the employees’ related minimum statutory tax withholding requirements. Shares repurchased during the six months ended June 30, 2018 and 2017 were returned to unissued shares with an aggregate cost basis of $6,122,000 and $5,051,000, respectively.

L. Write-Offs of Abandoned Development Projects and Demolition Costs
The Company reviews each project under development to determine whether it is probable the project will be developed. If management determines the project will not be developed, its project costs and other related project exit costs are written off as an abandoned development project cost. The Company abandons projects under development for a number of reasons, including, but not limited to, changes in local market conditions, increases in construction or financing costs or third party challenges related to entitlements or public financing. The Company recorded no write-offs of abandoned development projects and demolition costs during three and six months ended June 30, 2018 and $1,596,000 during the three and six months ended June 30, 2017.
The Company incurred $64,000 and $6,282,000 as write-offs of abandoned development projects and demolition costs of unconsolidated entities during the three and six months ended June 30, 2018, respectively, and $396,000 and $747,000 during the three and six months ended June 30, 2017, respectively, which is included in equity in earnings.

M. Impairment of Real Estate and Impairment of Unconsolidated Entities
Impairment of Real Estate
The Company reviews its real estate for impairment whenever events or changes indicate its carrying value may not be recoverable. In determining whether the carrying costs are recoverable from estimated future undiscounted cash flows, the Company uses various assumptions including future estimated net operating income, estimated holding periods, risk of foreclosure and estimated cash proceeds upon the disposition of the asset. If the carrying costs are not recoverable, the Company records an impairment charge to reduce the carrying value to estimated fair value. The assumptions used to estimate fair value, which are based on current information, are Level 2 or 3 inputs. If the conditions deteriorate or if plans regarding the assets change, additional impairment charges may occur in future periods. There were no impairments of real estate recorded during the three and six months ended June 30, 2018 or 2017.
Impairment of Unconsolidated Entities
The Company reviews its portfolio of unconsolidated entities for other-than-temporary impairments whenever events or changes indicate its carrying value in the investments may be in excess of fair value. An equity method investment’s value is impaired if management’s estimate of its fair value is less than the carrying value and the difference is deemed to be other-than-temporary. In estimating fair value, assumptions that may be used include comparable sale prices, market discount rates, market capitalization rates and estimated future discounted cash flows specific to the geographic region and property type, all of which are considered Level 3 inputs. For recently opened properties, assumptions also include the timing of initial property lease up. In the event initial property lease up assumptions differ from actual results, estimated future discounted cash flows may vary, resulting in impairment charges in future periods. There were no impairments of unconsolidated entities recorded during the three and six months ended June 30, 2018 or 2017.

N. Gain on Change in Control of Interests
In January 2018, our 50% noncontrolling partner at Bayside Village, an apartment community in San Francisco, CA, closed on a transaction where they sold the majority of their 50% ownership interest to an unrelated third party. Prior to this transaction, the Company fully consolidated the property, as the outside partner, in accordance with the partnership agreement, lacked any substantive participating rights. Simultaneously with the sale, the Company amended the partnership agreement to grant substantive participating rights to the new outside partner and received a cash payment of $24,000,000 in connection with such amendment. The joint venture is adequately capitalized and does not contain the characteristics of a VIE. Based on the substantive participating rights held by the new outside partner, the Company concluded it appropriate to deconsolidate the entity and account for the Company’s 50% investment in the property using the equity method of accounting. The Company remeasured its equity interest in the property, as required by the accounting guidance, at fair value (based upon the income approach using current rents and market discount rates). As a result of the deconsolidation and the current estimated fair value, the Company removed approximately $415,000,000 of real estate, net, $127,000,000 of nonrecourse mortgage debt, net, $133,090,000 of noncontrolling interest from the Consolidated Balance Sheet, increased investments in and advances to unconsolidated entities by approximately $227,000,000 and recorded $117,711,000 as a gain on change in control of interests in the Consolidated Statement of Operations for the six months ended June 30, 2018.

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

O. Loss on Extinguishment of Debt
For the three and six months ended June 30, 2018, the Company recorded $1,588,000 and $3,976,000, respectively, as loss on extinguishment of debt primarily related to debt refinancings at Pavilion and Museum Towers, apartment buildings in Chicago, Illinois and Philadelphia, Pennsylvania, respectively. For the three and six months ended June 30, 2017, the Company recorded $0 and $2,843,000, respectively, as a loss on extinguishment of debt primarily related to Illinois Science and Technology Park, office buildings in Skokie, Illinois that were sold during the first quarter of 2017.

P. Net Gain on Disposition of Interest in Unconsolidated Entities
The following table summarizes the net gain on disposition of interest in unconsolidated entities which are included in earnings (loss) from unconsolidated entities:

		Three Months Ended June 30,		Six Months Ended June 30,
		2018	2017	2018	2017
		(in thousands)
Regional Malls - QIC	Various	$269	$—	$75,107	$—
Federally assisted housing apartments	Various	8,778	34,953	8,899	44,302
Shops at Bruckner Boulevard (Specialty Retail Center)	Bronx, New York	—	—	—	8,183
Other		—	300	—	469
		$9,047	$35,253	$84,006	$52,954
During the six months ended June 30, 2018, the Company completed the sale of Antelope Valley Mall (Q1 2018), Mall at Robinson (Q1 2018), Shops at Wiregrass (Q1 2018), Victoria Gardens - Bass Pro Shops (Q1 2018) and Westchester’s Ridge Hill (Q2 2018) under our signed definitive agreement with QIC. These 2018 dispositions generated net cash proceeds of approximately $84,671,000 and a note receivable of $113,065,000, which matures in April 2019.
During the six months ended June 30, 2018, the Company completed the sale of five unconsolidated federally assisted housing (“FAH”) apartment communities. These dispositions resulted in net cash proceeds of $3,013,000. During the six months ended June 30, 2017, the Company completed the sale of twenty-two unconsolidated FAH apartment communities. These dispositions resulted in net cash proceeds of $53,522,000.
During the six months ended June 30, 2017, the Company sold its ownership interest in Shops at Bruckner Boulevard, an unconsolidated specialty retail center in Bronx, New York. The sale generated net cash proceeds of $8,863,000.

Q. Income Taxes
The Company files its U.S. federal tax return as a REIT and the Company’s TRSs file as C corporations. The Company files individual separate income tax returns in various states.
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
Income tax (benefit) expense was $(450,000) and $959,000 for the three and six months ended June 30, 2018, respectively, and $4,462,000 and $4,513,000 for the three and six months ended June 30, 2017, respectively. The Company did not recognize any federal corporate income tax on its earnings in the REIT for any of the periods presented.
At December 31, 2017, the TRSs had a federal net operating loss carryforward for tax purposes of $106,505,000 available to use on its tax return expiring in the years ending December 31, 2028 through 2037. At December 31, 2017, the Company had a federal net operating loss carryforward of $76,176,000 available to use on its REIT tax return expiring in the years ending December 31, 2034 through 2036.

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

R. Net Gain (Loss) on Disposition of Full or Partial Interest in Rental Properties, Net of Tax
The following table summarizes the net gain (loss) on disposition of full or partial interest in rental properties, net of tax:

		Three Months Ended June 30,		Six Months Ended June 30,
		2018	2017	2018	2017
		(in thousands)
Specialty Retail Centers:
Brooklyn Commons	Brooklyn, New York	$25,736	$—	$25,736	$—
Fairmont Cinema	San Jose, California	—	4,128	—	4,128
Apartment:
461 Dean Street	Brooklyn, New York	—	—	(3,713)	—
Office Building:
Illinois Science & Technology Park (4 buildings)	Skokie, Illinois	—	—	—	3,771
Federally assisted housing apartment		—	—	464	—
Other		(95)	590	750	6,122
		25,641	4,718	23,237	14,021
Income tax effect		—	(192)	(130)	(192)
		$25,641	$4,526	$23,107	$13,829
Brooklyn Commons
During the three months ended June 30, 2018, the Company completed the sale of Brooklyn Commons, a specialty retail center in Brooklyn, New York. The Company received net restricted cash proceeds of $31,523,000, being held by an intermediary at June 30, 2018, which are expected to be redeployed in a Section 1031 exchange.
461 Dean Street
During the six months ended June 30, 2018, the Company completed the sale of 461 Dean Street, an apartment community in Brooklyn, New York. The Company received net cash proceeds of $147,193,000.
Illinois Science & Technology Park
During the six months ended June 30, 2017, the Company completed the sale of Illinois Science & Technology Park, comprised of four life science office buildings in Skokie, Illinois. The Company received net cash proceeds of $16,494,000.

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
The reconciliation of the basic and diluted EPS computations is shown in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Numerators (in thousands)
Net earnings attributable to Forest City Realty Trust, Inc.	$68,512	$56,753	$268,259	$97,670
Distributed and undistributed earnings allocated to participating securities	(398)	(564)	(1,994)	(943)
Net earnings attributable to common stockholders ‑ Basic	$68,114	$56,189	$266,265	$96,727
Interest on convertible debt	1,140	362	2,281	—
Net earnings attributable to common stockholders ‑ Diluted	$69,254	$56,551	$268,546	$96,727
Denominators
Weighted average shares outstanding ‑ Basic	265,957,223	260,569,749	265,700,420	259,688,409
Effect of stock options and performance shares	338,226	750,968	464,106	576,980
Effect of convertible debt	5,304,509	1,693,309	5,304,566	—
Weighted average shares outstanding ‑ Diluted (1) (2)	271,599,958	263,014,026	271,469,092	260,265,389
Earnings Per Share
Net earnings attributable to common stockholders ‑ Basic	$0.26	$0.22	$1.00	$0.37
Net earnings attributable to common stockholders ‑ Diluted	$0.25	$0.22	$0.99	$0.37

(1)
Incremental shares from restricted stock, convertible securities and Class A Common Units of 1,387,421 and 1,644,476 for the three and six months ended June 30, 2018, respectively, and 5,825,998 and 7,750,242 for the three and six months ended June 30, 2017, respectively, were not included in the computation of diluted EPS because their effect is anti-dilutive.

(2)
Weighted-average options, restricted stock and performance shares of 749,933 and 734,825 for the three and six months ended June 30, 2018, respectively, and 1,260,537 and 1,713,883 for the three and six months ended June 30, 2017, respectively, were not included in the computation of diluted EPS because their effect is anti-dilutive under the treasury stock method.

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

T. Segment Information
The following tables summarize financial data for the Company’s reportable operating segments. All amounts are presented in thousands.

	June 30, 2018	December 31, 2017
	Identifiable Assets
Office	$3,040,164	$3,025,810
Apartments	2,297,614	2,246,479
Retail	364,800	368,353
Total Operations	5,702,578	5,640,642
Development	1,662,329	2,020,273
Corporate	523,601	402,372
	$7,888,508	$8,063,287

	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017	2018	2017	2018	2017
	Revenues				Operating Expenses
Office	$110,860	$117,383	$222,332	$230,922	$40,807	$44,738	$84,597	$87,514
Apartments	71,755	72,314	146,025	144,412	32,510	32,190	68,474	66,094
Retail	3,677	15,044	10,057	29,794	4,014	10,596	7,638	21,350
Total Operations	186,292	204,741	378,414	405,128	77,331	87,524	160,709	174,958
Development	21,046	31,701	38,844	47,320	11,471	23,451	27,106	41,899
Corporate	—	—	—	—	18,361	20,881	46,494	40,989
	$207,338	$236,442	$417,258	$452,448	$107,163	$131,856	$234,309	$257,846

	Depreciation and Amortization				Capital Expenditures
Office	$27,923	$34,912	$55,793	$68,911	$12,406	$12,999	$18,615	$27,301
Apartments	20,324	19,359	40,818	38,010	6,842	6,186	9,537	10,106
Retail	657	2,450	1,439	5,515	277	1,746	1,037	2,161
Total Operations	48,904	56,721	98,050	112,436	19,525	20,931	29,189	39,568
Development	4,549	8,369	10,073	15,535	58,955	83,595	116,514	161,622
Corporate	989	657	1,604	1,331	674	343	760	364
	$54,442	$65,747	$109,727	$129,302	$79,154	$104,869	$146,463	$201,554
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

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

The reconciliations of net earnings (loss) to Adjusted EBITDA by segment are shown in the following tables. All amounts are presented in thousands.

Three Months Ended June 30, 2018	Office	Apartments	Retail	Total Operations	Development	Corporate	Total
Net earnings (loss) attributable to Forest City Realty Trust, Inc.	$42,478	$34,740	$40,992	$118,210	$2,599	$(52,297)	$68,512
Depreciation and amortization	28,660	23,353	9,321	61,334	5,275	989	67,598
Interest expense	—	—	—	—	—	43,380	43,380
Amortization of mortgage procurement costs	—	—	—	—	—	1,406	1,406
Income tax benefit	—	—	—	—	—	(450)	(450)
Loss on extinguishment of debt	—	—	—	—	—	1,207	1,207
Net (gain) loss on disposition of full or partial interests in rental properties	94	—	(25,735)	(25,641)	—	—	(25,641)
Gain on disposition of unconsolidated entities	—	(8,778)	(269)	(9,047)	—	—	(9,047)
Organizational transformation and termination benefits	—	—	—	—	—	4,949	4,949
Adjusted EBITDA attributable to Forest City Realty Trust, Inc.	$71,232	$49,315	$24,309	$144,856	$7,874	$(816)	$151,914

Three Months Ended June 30, 2017	Office	Apartments	Retail	Total Operations	Development	Corporate	Total
Net earnings (loss) attributable to Forest City Realty Trust, Inc.	$39,585	$62,488	$27,036	$129,109	$(5,295)	$(67,061)	$56,753
Depreciation and amortization	35,769	22,601	16,790	75,160	6,272	657	82,089
Interest expense	—	—	—	—	—	48,857	48,857
Amortization of mortgage procurement costs	—	—	—	—	—	1,909	1,909
Income tax expense	—	—	—	—	—	4,654	4,654
Loss on extinguishment of debt	—	—	—	—	—	2	2
Net (gain) loss on disposition of full or partial interests in rental properties	—	(90)	(4,628)	(4,718)	—	—	(4,718)
Gain on disposition of unconsolidated entities	—	(34,596)	—	(34,596)	—	—	(34,596)
Organizational transformation and termination benefits	—	—	—	—	—	6,863	6,863
Adjusted EBITDA attributable to Forest City Realty Trust, Inc.	$75,354	$50,403	$39,198	$164,955	$977	$(4,119)	$161,813

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Six Months Ended June 30, 2018	Office	Apartments	Retail	Total Operations	Development	Corporate	Total
Net earnings (loss) attributable to Forest City Realty Trust, Inc.	$83,934	$175,793	$134,554	$394,281	$(6,712)	$(119,310)	$268,259
Depreciation and amortization	57,216	46,242	21,244	124,702	11,713	1,604	138,019
Interest expense	—	—	—	—	—	86,498	86,498
Amortization of mortgage procurement costs	—	—	—	—	—	3,043	3,043
Income tax expense	—	—	—	—	—	1,374	1,374
Loss on extinguishment of debt	—	—	—	—	—	3,476	3,476
Net (gain) loss on disposition of full or partial interests in rental properties	—	(1,214)	(25,735)	(26,949)	3,712	—	(23,237)
Gain on disposition of unconsolidated entities	—	(8,899)	(74,755)	(83,654)	—	—	(83,654)
Gain on change in control of interests	—	(117,711)	—	(117,711)	—	—	(117,711)
Organizational transformation and termination benefits	—	—	—	—	—	20,899	20,899
Adjusted EBITDA attributable to Forest City Realty Trust, Inc.	$141,150	$94,211	$55,308	$290,669	$8,713	$(2,416)	$296,966

Six Months Ended June 30, 2017	Office	Apartments	Retail	Total Operations	Development	Corporate	Total
Net earnings (loss) attributable to Forest City Realty Trust, Inc.	$81,894	$104,004	$58,394	$244,292	$(15,872)	$(130,750)	$97,670
Depreciation and amortization	70,631	45,092	32,640	148,363	11,446	1,331	161,140
Interest expense	—	—	—	—	—	96,688	96,688
Amortization of mortgage procurement costs	—	—	—	—	—	3,741	3,741
Income tax expense	—	—	—	—	—	4,705	4,705
Loss on extinguishment of debt	—	—	—	—	—	4,468	4,468
Net (gain) loss on disposition of full or partial interests in rental properties	(3,771)	(5,622)	(4,628)	(14,021)	—	—	(14,021)
Gain on disposition of unconsolidated entities	—	(44,114)	(8,183)	(52,297)	—	—	(52,297)
Organizational transformation and termination benefits	—	—	—	—	—	11,388	11,388
Adjusted EBITDA attributable to Forest City Realty Trust, Inc.	$148,754	$99,360	$78,223	$326,337	$(4,426)	$(8,429)	$313,482

U. Subsequent Events
On April 25, 2018, the Company’s jointly owned specialty retail joint venture with Madison International, acquired a 50% ownership interest in three life science office buildings (“acquired assets”) located in Cambridge, Massachusetts, for a purchase price of approximately $302,000,000. Prior to this acquisition, the Company owned the remaining 50% ownership interest in the acquired assets and accounted for this investment on the equity method of accounting. Subsequent to the acquisition, the Company continues to own the remaining 50% ownership interests in the acquired assets and continues to account for this investment on the equity method of accounting as the Madison International joint venture retains the same rights as the previous partner was entitled to. The acquisition was funded primarily through a capital contribution into the joint venture from Madison International. On July 24, 2018, the Company exchanged its preferred ownership interests in nine of the specialty retail assets owned by the joint venture for the acquired assets in a non-cash transaction. Following this exchange, the Company owns approximately 100% of the acquired assets and expects to fully consolidate the properties. In accordance with accounting guidance, the Company will record the assets received at their fair value (based upon the income approach using current rents and market cap rates and discount rates) and expects to record a gain on change in control, to the extent such fair value exceeds the carrying value of its prior equity interest, during the three months ended September 30, 2018.
On July 30, 2018, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Antlia Holdings LLC (“Parent”), and Antlia Merger Sub Inc., a wholly owned subsidiary of Parent (“Merger Sub”), pursuant to which, upon the terms and subject to the conditions set forth therein, Merger Sub will merge with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly owned subsidiary of Parent. Parent and Merger Sub were formed by a Brookfield Asset Management Inc. (“Brookfield”) real estate investment fund.

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Pursuant to the Merger Agreement, at the effective time of the Merger, each share of Class A common stock issued and outstanding immediately prior to the effective time of the Merger (other than Class A common stock owned by Parent, Merger Sub or any other wholly owned subsidiary of Parent, in each case not held on behalf of third parties) will be converted into the right to receive an amount in cash equal to $25.35 (as reduced by the per share amount of any dividends declared after May 15, 2018 and the distribution of one hundred percent (100%) of the Company’s REIT taxable income as reasonably estimated by the Company in cash prior to the completion of the Merger, the “Merger Consideration”).
Consummation of the Merger is subject to the satisfaction or waiver of specified closing conditions, including (i) the approval of the Merger by the affirmative vote of the holders of a majority of the outstanding Class A common stock entitled to vote on such matter at a meeting of the Company’s stockholders, (ii) the expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, and (iii) other customary closing conditions for a transaction of this type.
Pursuant to the Merger Agreement, in no event will the consummation of the Merger be required to occur prior to the earliest to occur of (i) a date specified by Parent on no less than three business days’ notice to the Company, (ii) the third business day after receipt of an enumerated list of third party consents and (iii) December 10, 2018.
The Company anticipates the Merger will close in the fourth quarter of 2018. For additional information regarding the Merger or the Merger Agreement, see the Company’s Current Report on Form 8-K filed on July 31, 2018 and additional future filings and disclosures it will make with respect to the Merger.

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
RESULTS OF OPERATIONS
Corporate Description
We principally engage in the operation, development, management and acquisition of office, apartment and retail real estate and land throughout the United States. We have approximately $7.9 billion of consolidated assets in 17 states and the District of Columbia at June 30, 2018. Our core markets include Boston, Chicago, Dallas, Denver, Los Angeles, Philadelphia, and the greater metropolitan areas of New York City, San Francisco and Washington, D.C. We have regional offices in Boston, Dallas, Denver, Los Angeles, New York City, San Francisco, Washington, D.C., and our corporate headquarters in Cleveland, Ohio.
Review of Strategic Alternatives and Reconstituted Board
On March 22, 2018, we announced that our Board of Directors (the “Board”) concluded its previously announced review of strategic alternatives. After extensive evaluation and deliberation, including review and analysis of multiple offers, the Board determined that stockholder value would be better enhanced on a standalone basis than by pursuing a transaction on the terms and pricing indicated by the offers received.
In addition, on March 22, 2018, we announced our entry into agreements with Starboard Value LP ("Starboard") and Scopia Capital Management LP ("Scopia"), which, as of March 22, 2018, owned approximately 3.0% and 8.3% of the our outstanding shares, respectively, and RMS, Limited Partnership ("RMS"), which, prior to the elimination of our dual-class stock structure in 2017, was our controlling stockholder, pursuant to which:

•	Nine directors agreed to resign from the Board;

•	Michelle Felman, Adam S. Metz, Marran H. Ogilvie, Mark S. Ordan, William R. Roberts, and Robert A. Schriesheim were appointed on April 16, 2018, as new independent directors to the Company's Board;

•
James A. Ratner became Interim Chairman of the Board. The reconstituted Nominating and Governance Committee initiated a process to identify and recommend a new Chairman or Executive Chairman of the Board. Candidates will include both new Board members as well as external candidates that are seasoned real estate industry executives or professionals;

•	The reconstituted Nominating and Governance Committee initiated a process to identify an additional independent director to join the Board;

•	Each of Starboard and Scopia had the right to appoint one additional director to the Board. Gavin T. Molinelli is the Starboard appointee and Jerome J. Lande is the Scopia appointee;

•
RMS agreed to alter its director nomination rights from four members of the Ratner family to two designees, one director who must be independent under NYSE listing standards and one director who may be either a family member or independent under NYSE listing standards. William R. Roberts serves as the independent RMS designee. RMS also gave up its right for James Ratner to be elected Chairman of the Board, and he will resign from the Chairmanship upon appointment of the new Chairman identified by the process referred to above; and

•	David J. LaRue, Kenneth J. Bacon, Z. Jamie Behar and James A. Ratner will continue their service on the Board.
The reconstituted Board, together with the management team and advisors, have been engaged in an intensive orientation process, including an in-depth review of our business and real estate portfolio, our strategies and priorities and the process and outcomes of the review of strategic alternatives. The Board remains focused on identifying all opportunities to drive increased shareholder value.
Merger Agreement
On July 30, 2018, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Antlia Holdings LLC (“Parent”), and Antlia Merger Sub Inc. (“Merger Sub”), pursuant to which, upon the terms and subject to the conditions set forth therein, Merger Sub will merge with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly owned subsidiary of Parent. Consummation of the Merger is subject to the satisfaction or waiver of specified closing conditions, including (i) the approval of the Merger by the affirmative vote of the holders of a majority of the outstanding Shares entitled to vote on such matter at a meeting of the Company’s stockholders, (ii) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, and (iii) other customary closing conditions for a transaction of this type. We anticipate the Merger will close in the fourth quarter of 2018. For additional information regarding the Merger or the Merger Agreement, see Note U to the Consolidated Financial Statements, our Current Report on Form 8-K filed on July 31, 2018 and additional future filings and disclosures it will make with respect to the Merger.

Milestones
Significant milestones achieved in the second quarter of 2018 include:

•
Closed on an agreement with Greenland on the restructuring of the Pacific Park Brooklyn joint venture. The transaction increases Greenland’s ownership interest in the joint venture from 70% to 95% on future construction activity, effective January 15, 2018, and significantly decreases our development risk at the project by reducing our ownership interest and future obligations to fund future construction costs, excluding the permanent rail yard from 30% to 5%.  Completed projects of the joint venture, including 38 Sixth Ave, 550 Vanderbilt, 535 Carlton and the related parking garages, will remain owned by Greenland and us on a 70%/30% basis, respectively;

•
Completed the sale of Westchester’s Ridge Hill, a regional mall in Yonkers, New York, to QIC. The disposition generated net cash proceeds of approximately $10,468,000 and a note receivable of $61,136,000;

•
Completed the sale of Brooklyn Commons, a consolidated specialty retail center in Brooklyn, New York. The sale generated net restricted cash proceeds of approximately $31,523,000, which are expected to be redeployed in a Section 1031 exchange;

•
Completed the sale of the final four federally assisted housing (“FAH”) apartment communities under the master purchase and sale agreement executed in January 2016 to sell our entire FAH portfolio. The sale of the entire FAH portfolio, which is now complete, generated $64,787,000 of cash proceeds;

•
Through our jointly owned specialty retail joint venture with Madison International, we acquired our partner's 50% interest in 300 Massachusetts Ave, 350 Massachusetts Ave, and 38 Sidney Street, three life science office properties at University Park at MIT and 49% of our partner's equity interest in DKLB BKLN, an apartment community in Brooklyn, New York, for purchase prices of $302,000,000 and $93,3500,000, respectively. Additionally, on July 24, 2018, we exchanged our preferred ownership interest in nine of the specialty retail assets owned by the joint venture for the acquired life science office properties at University Park at MIT in a non-cash transaction (see Note U – Subsequent Events in the Notes to Consolidated Financial Statements in Item 1 of this Form 10‑Q). We expect to exchange our preferred equity interest in one of the specialty retail assets owned by the joint venture for DKLB BKLN in the three months ended September 30, 2018;

•
Closed on the conversion of our common interest to preferred interest in Queens Place, the final asset in the 11-asset specialty retail portfolio located throughout Manhattan, Brooklyn, Queens, the Bronx, Staten Island and Northern New Jersey, under our signed definitive agreement with Madison International. We expect to convert these preferred ownership interests into life science office and/or apartment assets during 2018, as replacement assets are secured;

•	Collected the $125,100,000 note receivable ($137,673,000 with accrued interest) from the January 2016 sale of our equity method investment in the Brooklyn Nets prior to its January 2021 maturity date;

•	Declared and paid a $0.18 per share cash dividend on our common stock for the second quarter of 2018, representing an increase of $0.09 per share (100%) from the second quarter of 2017;

•	Announced that all 12 directors, 10 of whom are independent, were elected to continue their role as Board members at our annual meeting of stockholders;

•
Broke ground on horizontal development at Pier 70, a 28-acre waterfront neighborhood, in San Francisco, California, expected to have new housing, waterfront parks, space for artists and local manufacturing, and rehabilitated historic buildings upon completion;

•	Began the phased opening at Ardan, an apartment community in Dallas, Texas;

•	Commenced construction on VYV East Tower, an apartment community in Jersey City, New Jersey; and

•
Paid off the nonrecourse mortgages totaling $48,695,000 which encumbered American Cigar Lofts, Consolidated-Carolina Lofts and Lucky Strike Lofts, consolidated apartment communities in Richmond, Virginia.

In addition, subsequent to June 30, 2018, we achieved the following significant milestone:

•
On July 30, 2018, we entered into a Merger Agreement whereby, subject to the conditions set forth in the Merger Agreement, affiliates of Brookfield will acquire all of our outstanding Class A common stock. The Merger is expected to close in the fourth quarter of 2018.

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

Reconciliation of Earnings (Loss) Before Income Taxes (GAAP) to Net Operating Income (non-GAAP) (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Earnings before income taxes (GAAP)	$41,264	$58,245	$238,542	$89,917
Earnings from unconsolidated entities	(16,697)	(41,514)	(88,675)	(68,493)
Earnings before income taxes and earnings from unconsolidated entities	24,567	16,731	149,867	21,424
Land sales	(9,494)	(17,762)	(15,439)	(23,522)
Cost of land sales	2,234	7,694	5,220	9,695
Other land development revenues	(3,845)	(1,862)	(6,038)	(2,967)
Other land development expenses	1,722	2,034	4,794	4,598
Corporate general and administrative expenses	13,412	14,018	25,595	29,601
Organizational transformation and termination benefits	4,949	6,863	20,899	11,388
Depreciation and amortization	54,442	65,747	109,727	129,302
Write-offs of abandoned development projects and demolition costs	—	1,596	—	1,596
Interest and other income	(10,716)	(9,896)	(21,477)	(20,168)
Gains on change in control of interests	—	—	(117,711)	—
Interest expense	29,000	28,901	55,967	56,876
Amortization of mortgage procurement costs	1,294	1,507	2,600	2,729
Loss on extinguishment of debt	1,588	—	3,976	2,843
NOI related to noncontrolling interest (1)	(10,388)	(10,483)	(21,327)	(20,154)
NOI related to unconsolidated entities (2)	45,531	53,629	91,187	108,729
Net Operating Income (Non-GAAP)	$144,296	$158,717	$287,840	$311,970

(1) NOI related to noncontrolling interest:
Loss (earnings) from continuing operations attributable to noncontrolling interests (GAAP)	$1,157	$(1,556)	$1,342	$(1,450)
Exclude non-NOI activity from noncontrolling interests:
Land and non-rental activity, net	948	1,132	1,101	1,378
Interest and other income	385	448	755	972
Depreciation and amortization	(6,392)	(6,853)	(12,931)	(13,549)
Amortization of mortgage procurement costs	(336)	(341)	(661)	(628)
Interest expense and extinguishment of debt	(6,150)	(3,970)	(11,285)	(7,534)
Gain on disposition of full or partial interests in rental properties and interest in unconsolidated entities	—	657	352	657
NOI related to noncontrolling interest	$(10,388)	$(10,483)	$(21,327)	$(20,154)

(2) NOI related to unconsolidated entities:
Equity in earnings (loss) (GAAP)	$7,650	$6,261	$4,669	$15,539
Exclude non-NOI activity from unconsolidated entities:
Land and non-rental activity, net	(63)	(443)	(950)	(1,579)
Interest and other income	(2,265)	(451)	(2,457)	(1,976)
Write offs of abandoned development projects and demolition costs	64	396	6,282	747
Depreciation and amortization	19,548	23,195	41,223	45,387
Amortization of mortgage procurement costs	448	743	1,104	1,640
Interest expense and extinguishment of debt	20,149	23,928	41,316	48,971
NOI related to unconsolidated entities	$45,531	$53,629	$91,187	$108,729

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
The following is a reconciliation of comparable NOI to total NOI.

	Net Operating Income (in thousands)
	Three Months Ended June 30, 2018			Three Months Ended June 30, 2017			Comparable
	Comparable	Non-Comparable	Total	Comparable	Non-Comparable	Total	NOI % Change
Office	$68,487	$672	$69,159	$67,939	$4,193	$72,132	0.8%
Apartments	50,003	1,215	51,218	47,521	51	47,572	5.2%
Retail	—	25,032	25,032	—	39,190	39,190
Product Type NOI	$118,490	$26,919	$145,409	$115,460	$43,434	$158,894
Federally Assisted Housing	—	(43)	(43)	—	3,996	3,996
Other NOI (1):
Straight-line rent adjustments	—	3,642	3,642	—	3,845	3,845
Participation payments	—	(1,134)	(1,134)	—	—	—
Other Operations	—	(3,018)	(3,018)	—	(1,780)	(1,780)
	118,490	26,366	144,856	115,460	49,495	164,955
Recently-Opened Properties/Redevelopment	—	2,154	2,154	—	45	45
Development Segment (2)	—	(2,714)	(2,714)	—	(6,283)	(6,283)
Grand Total	$118,490	$25,806	$144,296	$115,460	$43,257	$158,717	2.6%

	Six Months Ended June 30, 2018			Six Months Ended June 30, 2017			Comparable
	Comparable	Non-Comparable	Total	Comparable	Non-Comparable	Total	NOI % Change
Office	$135,473	$1,240	$136,713	$134,105	$7,973	$142,078	1.0%
Apartments	95,670	1,447	97,117	92,955	21	92,976	2.9%
Retail	—	54,642	54,642	—	78,813	78,813
Product Type NOI	$231,143	$57,329	$288,472	$227,060	$86,807	$313,867
Federally Assisted Housing	—	124	124	—	8,281	8,281
Other NOI (1):
Straight-line rent adjustments	—	6,934	6,934	—	6,643	6,643
Participation payments	—	(1,134)	(1,134)	—	—	—
Other Operations	—	(3,727)	(3,727)	—	(2,454)	(2,454)
	231,143	59,526	290,669	227,060	99,277	326,337
Recently-Opened Properties/Redevelopment	—	4,746	4,746	—	(1,354)	(1,354)
Development Segment (2)	—	(7,575)	(7,575)	—	(13,013)	(13,013)
Grand Total	$231,143	$56,697	$287,840	$227,060	$84,910	$311,970	1.8%

(1)	Includes straight-line rent adjustments, participation payments as a result of refinancing transactions on our properties and management and service company overhead, net of service fee revenue.

(2)	Includes straight-line adjustments, non-capitalizable development overhead and other costs on our development projects.

Percentage of NOI by Product Type (dollars in thousands)

	Three Months Ended June 30,				Six Months Ended June 30,
	2018		2017		2018		2017
	NOI	% of Total	NOI	% of Total	NOI	% of Total	NOI	% of Total
Office Segment	$69,159	47.6%	$72,132	45.4%	$136,713	47.4%	$142,078	45.3%
Apartment Segment	51,218	35.2%	47,572	29.9%	97,117	33.7%	92,976	29.6%
Retail Segment	25,032	17.2%	39,190	24.7%	54,642	18.9%	78,813	25.1%
Total Product Type NOI	$145,409		$158,894		$288,472		$313,867

Core Market NOI
(dollars in thousands)

Six Months Ended June 30, 2018	Six Months Ended June 30, 2017

Product Type NOI	$288,472	Product Type NOI	$313,867
Federally Assisted Housing	124	Federally Assisted Housing	8,281
Other NOI (3):		Other NOI (3):
Straight-line rent adjustments	6,934	Straight-line rent adjustments	6,643
Participation payments	(1,134)	Participation payments	—
Other Operations	(3,727)	Other Operations	(2,454)
	2,073		4,189
Recently-Opened Properties/Redevelopment	4,746	Recently-Opened Properties/Redevelopment	(1,354)
Development Segment (4)	(7,575)	Development Segment (4)	(13,013)
Grand Total NOI	$287,840	Grand Total NOI	$311,970

(1)	Includes Richmond, Virginia.

(2)	Represents Regional Malls located in Non-Core Markets. Regional Malls located in Core Markets are included in their applicable Core Markets.

(3)	Includes straight-line rent adjustments, participation payments as a result of refinancing transactions on our properties and management and service company overhead, net of service fee revenues.

(4)	Includes straight-line adjustments, non-capitalizable development overhead and other costs on our development projects.

FFO
Funds From Operations (“FFO”), a non-GAAP measure, along with net earnings, provides an investor important information about our core operations. While property dispositions, acquisitions or other factors impact net earnings in the short-term, we believe FFO presents a consistent view of the overall financial performance of our business from period-to-period since the core of our business is the recurring operations of our portfolio of real estate assets. Management believes that the exclusion of gains and losses from the sale of operating real estate assets from FFO allows investors and analysts to readily identify the operating results of the Company’s core assets and assists in comparing those operating results between periods. Implicit in historical cost accounting for real estate assets in accordance with GAAP is the assumption that the value of real estate assets diminishes ratably over time. Since real estate values have historically risen or fallen with market conditions, many real estate investors and analysts have considered presentations of operating results for real estate companies using historical cost accounting alone to be insufficient. Because FFO excludes depreciation and amortization of real estate assets and impairment of depreciable real estate, management believes that FFO, along with the required GAAP presentations, provides another measurement of the Company’s performance relative to its peers and an additional basis on which to make decisions involving operating, financing and investing activities than the required GAAP presentations alone would provide.
FFO is defined by the National Association of Real Estate Investment Trusts (“NAREIT”) as net earnings excluding the following items at our ownership: i) gain (loss) on full or partial disposition of rental properties, divisions and other investments (net of tax); ii) gains or losses on change in control of interests; iii) non-cash charges for real estate depreciation and amortization; iv) impairment of depreciable real estate (net of tax); and v) cumulative or retrospective effect of change in accounting principle (net of tax).

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

The table below reconciles net earnings, the most comparable GAAP measure, to FFO and Operating FFO, non-GAAP measures.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Net earnings attributable to Forest City Realty Trust, Inc. (GAAP)	$68,512	$56,753	$268,259	$97,670
Depreciation and Amortization—real estate (1)	66,584	81,400	136,351	159,749
Gain on change in control of interests	—	—	(117,711)	—
Gain on disposition of full or partial interests in rental properties	(34,688)	(39,314)	(106,891)	(66,318)
Income tax expense adjustment:
Gain on disposition of full or partial interests in rental properties	(739)	4,642	972	4,642
FFO attributable to Forest City Realty Trust, Inc. (Non-GAAP)	$99,669	$103,481	$180,980	$195,743
Write-offs of abandoned development projects and demolition costs	64	1,992	6,282	2,343
Tax credit income	(4,149)	(2,521)	(7,424)	(5,212)
Loss on extinguishment of debt	1,207	2	3,476	4,468
Change in fair market value of nondesignated hedges	(401)	(301)	(2,549)	(1,803)
Straight-line rent adjustments	(4,490)	(3,993)	(8,183)	(6,935)
Participation payments	1,134	—	1,134	—
Organizational transformation and termination benefits	4,949	6,863	20,899	11,388
Income tax expense on FFO	289	12	402	63
Operating FFO attributable to Forest City Realty Trust, Inc. (Non-GAAP)	$98,272	$105,535	$195,017	$200,055

Numerator Adjustments (in thousands):
If-Converted Method (adjustments for interest):
4.250% Notes due 2018	778	778	1,556	1,556
3.625% Notes due 2020	362	362	725	725
Total Adjustments	$1,140	$1,140	$2,281	$2,281
FFO attributable to Forest City Realty Trust, Inc. (If-Converted)	$100,809	$104,621	$183,261	$198,024
Operating FFO attributable to Forest City Realty Trust, Inc. (If-Converted)	$99,412	$106,675	$197,298	$202,336
Denominator:
Weighted average shares outstanding—Basic	265,957,223	260,569,749	265,700,420	259,688,409
Effect of stock options, restricted stock and performance shares	614,603	1,319,110	997,538	1,320,011
Effect of convertible debt	5,304,509	5,153,256	5,304,566	5,153,256
Effect of convertible 2006 Class A Common Units	1,111,044	1,797,909	1,111,044	1,853,955
Weighted average shares outstanding - Diluted	272,987,379	268,840,024	273,113,568	268,015,631
FFO Per Share - Diluted	$0.37	$0.39	$0.67	$0.74
Operating FFO Per Share - Diluted	$0.36	$0.40	$0.72	$0.75

(1)	The following table provides detail of depreciation and amortization:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Full Consolidation	$54,442	$65,747	$109,727	$129,302
Noncontrolling interest	(6,392)	(6,853)	(12,931)	(13,549)
Unconsolidated	19,548	23,195	41,223	45,387
Company Share	67,598	82,089	138,019	161,140
Non-Real Estate	(1,014)	(689)	(1,668)	(1,391)
Real Estate at Company share	$66,584	$81,400	$136,351	$159,749

Operations

Office
Comparable leased occupancy for Office is 94.6% and 97.2% as of June 30, 2018 and 2017, respectively. Leased occupancy percentage is calculated by dividing the sum of the total tenant occupied space under the lease and vacant space under lease by total gross leasable area (“GLA”) and represents leased occupancy at the end of the quarter. Office occupancy data includes leases with original terms of one year or less. Comparable leased occupancy relates to stabilized properties opened and operated in both the three months ended June 30, 2018 and 2017.
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

	Same-Space Leases					Other New Leases
Quarter	Number of Leases Signed	GLA Signed	Contractual Rent Per SF (1)	Expired Rent Per SF (1)	Cash Basis % Change over Prior Rent	Number of Leases Signed	GLA Signed	Contractual Rent Per SF (1)	Total GLA Signed
Q3 2017	7	53,516	$35.23	$31.42	12.1%	2	6,209	$18.34	59,725
Q4 2017	14	340,532	$46.92	$39.39	19.1%	3	1,186	$57.26	341,718
Q1 2018	13	183,331	$73.09	$63.36	15.4%	3	7,172	$31.61	190,503
Q2 2018	12	208,502	$61.53	$49.23	25.0%	3	39,530	$25.61	248,032
Total	46	785,881	$56.11	$47.05	19.3%	11	54,097	$26.26	839,978

(1)
Office contractual rent per square foot includes base rent and fixed additional charges for common area maintenance and real estate taxes as of rental commencement. For all expiring leases, contractual rent per square foot includes any applicable escalations.

Apartments
Comparable economic occupancy was 94.4% and 94.1% for the six months ended June 30, 2018 and 2017, respectively. Economic apartment occupancy is calculated by dividing gross potential rent (“GPR”) less vacancy by GPR. GPR is calculated based on actual rents per lease agreements for occupied apartment units and at market rents for vacant apartment units. Market rental rates are determined using a variety of factors which include availability of specific apartment unit types (one bedroom, two bedroom, etc.), seasonality factors and rents offered by competitive properties for similar apartment types in the same geographic market. Comparable economic occupancy relates to stabilized properties opened and operated in both the six months ended June 30, 2018 and 2017.
The following tables present leasing information of our apartment communities. Prior period amounts may differ from data as reported in previous quarters since the properties that qualify as comparable change from period to period.
Quarterly Comparison

		Monthly Average Apartment Rental Rates (2)			Economic Apartment Occupancy
Comparable Apartment	Leasable Units	Three Months Ended June 30,			Three Months Ended June 30,
Communities (1)	at Company % (3)	2018	2017	% Change	2018	2017	% Change
Core Markets	8,857	$2,031	$2,009	1.1%	95.0%	95.2%	(0.2)%
Non-Core Markets	7,954	$1,016	$999	1.7%	94.1%	93.5%	0.6%
Total Comparable Apartments	16,811	$1,551	$1,531	1.3%	94.7%	94.7%	0.0%

Year-to-Date Comparison

		Monthly Average Apartment Rental Rates (2)			Economic Apartment Occupancy
Comparable Apartment	Leasable Units	Six Months Ended June 30,			Six Months Ended June 30,
Communities (1)	at Company % (3)	2018	2017	% Change	2018	2017	% Change
Core Markets	8,857	$2,025	$2,003	1.1%	94.8%	94.8%	0.0%
Non-Core Markets	7,954	$1,016	$997	1.9%	93.4%	92.6%	0.8%
Total Comparable Apartments	16,811	$1,548	$1,526	1.4%	94.4%	94.1%	0.3%

Sequential Comparison

		Monthly Average Apartment Rental Rates (2)			Economic Apartment Occupancy
		Three Months Ended			Three Months Ended
Comparable Apartment	Leasable Units	June 30,	March 31,		June 30,	March 31,
Communities (1)	at Company % (3)	2018	2018	% Change	2018	2018	% Change
Core Markets	8,857	$2,031	$2,020	0.5%	95.0%	94.6%	0.4%
Non-Core Markets	7,954	$1,016	$1,015	0.1%	94.1%	92.8%	1.3%
Total Comparable Apartments	16,811	$1,551	$1,544	0.5%	94.7%	94.0%	0.7%

(1)
Includes stabilized apartment communities completely opened and operated in the periods presented. These apartment communities include units leased at affordable apartment rates which provide a discount from average market rental rates. For the three months ended June 30, 2018, 14.4% of leasable units in core markets and 4.9% of leasable units in non-core markets were affordable housing units.

(2)	Represents gross potential rent less concessions.

(3)	Leasable units represent our share of comparable leasable units at the apartment community.

Segment Operating Results - Quarterly Comparison
The following tables present revenues, operating expenses and equity in earnings by segment for the three months ended June 30, 2018 compared with the three months ended June 30, 2017. Other results of operations are discussed on a consolidated basis. All amounts in the following tables are presented in thousands.

	Office	Apartments	Retail	Total Operations	Development	Total
Revenues for the three months ended June 30, 2017	$117,383	$72,314	$15,044	$204,741	$31,701	$236,442
Increase (decrease) due to:
Comparable portfolio	(5,356)	2,869	(310)	(2,797)	—	(2,797)
Non-comparable properties (1)	(734)	7,166	215	6,647	(207)	6,440
Change in consolidation method due to change in control	—	(7,823)	—	(7,823)	—	(7,823)
Recently disposed properties	(1,134)	(2,666)	(6,921)	(10,721)	—	(10,721)
Land sales	—	—	—	—	(8,268)	(8,268)
Other	701	(105)	(4,351)	(3,755)	(2,180)	(5,935)
Revenues for the three months ended June 30, 2018	$110,860	$71,755	$3,677	$186,292	$21,046	$207,338

	Office	Apartments	Retail	Total Operations	Development	Corporate	Total
Operating expenses for the three months ended June 30, 2017	$44,738	$32,190	$10,596	$87,524	$23,451	$20,881	$131,856
Increase (decrease) due to:
Comparable portfolio	(3,013)	(120)	52	(3,081)	—	—	(3,081)
Non-comparable properties (1)	46	2,569	23	2,638	(2,116)	—	522
Change in consolidation method due to change in control	—	(2,059)	—	(2,059)	—	—	(2,059)
Recently disposed properties	(897)	(1,158)	(3,210)	(5,265)	—	—	(5,265)
Land cost of sales	—	—	—	—	(5,460)	—	(5,460)
Organizational transformation and termination benefits	—	—	—	—	—	(1,914)	(1,914)
Development, management, corporate and other	(67)	1,088	(3,447)	(2,426)	(4,404)	(606)	(7,436)
Operating expenses for the three months ended June 30, 2018	$40,807	$32,510	$4,014	$77,331	$11,471	$18,361	$107,163

	Office	Apartments	Retail	Total Operations	Development	Corporate	Total
Equity in earnings (loss) for the three months ended June 30, 2017	$3,735	$10,700	$20,410	$34,845	$(4,364)	$(24,220)	$6,261
Increase (decrease) due to:
Comparable portfolio	(1,337)	(53)	1,336	(54)	—	—	(54)
Non-comparable properties (1)	—	110	—	110	66	—	176
Recently disposed equity method properties	(175)	(2,845)	(5,478)	(8,498)	14	—	(8,484)
Change in consolidation method due to change in control	—	1,803	—	1,803	—	—	1,803
Land	—	—	—	—	541	—	541
Other	2	458	(288)	172	1,347	5,888	7,407
Equity in earnings (loss) for the three months ended June 30, 2018	$2,225	$10,173	$15,980	$28,378	$(2,396)	$(18,332)	$7,650

(1)
The following table presents the increases (decreases) in revenues, operating expenses and equity in earnings (loss) for properties in lease-up or recently stabilized but not comparable and other consolidated non-comparable properties:

		Three Months Ended June 30, 2018 vs. 2017
Property	Quarter Opened	Revenues	Operating Expenses	Equity in Earnings (Loss)
Operations
Office:
Property recently stabilized:
1812 Ashland Ave	Q2-16	$1,236	$416	$—
Non-comparable property:
26 Landsdowne Street (i)		(1,970)	(370)	—
Total Office		$(734)	$46	$—

Apartments:
Properties recently stabilized:
Blossom Plaza	Q2-16	$1,422	$791	$—
Kapolei Lofts	Q3-15/Q3-16	3,206	830	—
The Bixby	Q3-16/Q2-17	—	—	110
The Yards - Arris	Q1-16	2,538	948	—
Total Apartments		$7,166	$2,569	$110

Retail:
Property recently stabilized:
The Yards - District Winery	Q3-17	$215	$23	$—
Total Retail		$215	$23	$—

Development
Properties in lease-up:
535 Carlton	Q1-17/Q2-17	$—	$—	$323
461 Dean Street (ii)	Q3-16/Q1-17	(696)	(639)	—
38 Sixth Ave	Q3-17/Q4-17	—	—	137
Ardan	Q2-18/Q3-18	1	292	—
Axis	Q3-17/Q2-18	576	451	—
Eliot on 4th	Q1-17/Q3-17	2,082	230	—
Mint Town Center	Q4-17/Q2-18	275	363	—
NorthxNorthwest	Q4-16/Q1-17	1,019	(137)	—
The Bridge at Cornell Tech	Q2-17	3,022	600	—
VYV	Q3-17	—	—	(572)
Non-comparable property:
Ballston Quarter		—	—	101
Transfers from development (2017) to operations (2018):
1812 Ashland Ave	Q2-16	(1,169)	(376)	—
Blossom Plaza	Q2-16	(1,157)	(867)	—
Kapolei Lofts	Q3-15/Q3-16	(2,166)	(608)	—
The Bixby	Q3-16/Q2-17	—	—	77
The Yards - Arris	Q1-16	(1,994)	(1,426)	—
The Yards - District Winery	Q3-17	—	1	—
Total Development		$(207)	$(2,116)	$66

(i)
26 Landsdowne Street, an office building in Cambridge, Massachusetts, is classified as a non-comparable property due to its redevelopment, which began in Q3 2017. The redevelopment is complete with occupancy expected to start in Q3-2018.

(ii)	461 Dean Street, an apartment community in Brooklyn New York, was sold in Q1-2018.

Office
The decreases in revenues and operating expenses related to recent disposals are primarily due to the sale of Post Office Plaza, an office building in Cleveland, Ohio (Q3-2017).
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
Retail
The decreases in revenues and operating expenses related to recent disposals are primarily due to the deed in lieu transaction on Boulevard Mall, a regional mall in Amherst, New York (Q4-2017), and the sale of The Shops at Northfield Stapleton (Q4-2017), a regional mall in Denver, Colorado (Q4-2017) and Brooklyn Commons, a specialty retail center in Brooklyn, New York (Q2-2018). The decreases in equity in earnings related to recent disposals are primarily due to the various assets sold under the signed definitive agreements with QIC and Madison International to dispose of 10 regional malls and 11 specialty retail assets, respectively, and the transfer of related service and management functions.
Development
The decrease in revenue and operating expenses related to other is primarily due to a reduction of development fees and reduced overhead.
Corporate
The decrease in operating expenses is primarily due to reduced overhead. The equity in earnings (loss) reported in the Corporate segment relates to interest expense, partially offset by interest income, on our equity method investments, as all interest expense and interest income is reported in the Corporate segment.

Segment Operating Results - Year-to-Date Comparison
The following tables present revenues, operating expenses and equity in earnings by segment for the six months ended June 30, 2018 compared with the six months ended June 30, 2017. Other results of operations are discussed on a consolidated basis. All amounts in the following tables are presented in thousands.

	Office	Apartments	Retail	Total Operations	Development	Total
Revenues for the six months ended June 30, 2017	$230,922	$144,412	$29,794	$405,128	$47,320	$452,448
Increase (decrease) due to:
Comparable portfolio	(4,236)	5,478	(325)	917	—	917
Non-comparable properties (1)	(1,898)	14,470	416	12,988	1,418	14,406
Change in consolidation method due to change in control	—	(12,774)	—	(12,774)	—	(12,774)
Recently disposed properties	(3,418)	(5,147)	(13,669)	(22,234)	—	(22,234)
Land sales	—	—	—	—	(8,083)	(8,083)
Other	962	(414)	(6,159)	(5,611)	(1,811)	(7,422)
Revenues for the six months ended June 30, 2018	$222,332	$146,025	$10,057	$378,414	$38,844	$417,258

	Office	Apartments	Retail	Total Operations	Development	Corporate	Total
Operating expenses for the six months ended June 30, 2017	$87,514	$66,094	$21,350	$174,958	$41,899	$40,989	$257,846
Increase (decrease) due to:
Comparable portfolio	(1,709)	2,027	70	388	—	—	388
Non-comparable properties (1)	114	5,351	36	5,501	(3,427)	—	2,074
Change in consolidation method due to change in control	—	(3,457)	—	(3,457)	—	—	(3,457)
Recently disposed properties	(2,828)	(2,688)	(6,377)	(11,893)	—	—	(11,893)
Land cost of sales	—	—	—	—	(4,475)	—	(4,475)
Organizational transformation and termination benefits	—	—	—	—	—	9,511	9,511
Development, management, corporate and other	1,506	1,147	(7,441)	(4,788)	(6,891)	(4,006)	(15,685)
Operating expenses for the six months ended June 30, 2018	$84,597	$68,474	$7,638	$160,709	$27,106	$46,494	$234,309

	Office	Apartments	Retail	Total Operations	Development	Corporate	Total
Equity in earnings (loss) for the six months ended June 30, 2017	$7,298	$20,963	$42,654	$70,915	$(6,741)	$(48,635)	$15,539
Increase (decrease) due to:
Comparable portfolio	(1,417)	(1,311)	693	(2,035)	—	—	(2,035)
Non-comparable properties (1)	—	231	—	231	(851)	—	(620)
Recently disposed equity method properties	(305)	(4,925)	(9,350)	(14,580)	29	—	(14,551)
Change in consolidation method due to change in control	—	2,849	—	2,849	—	—	2,849
Land	—	—	—	—	519	—	519
Other	4	531	(915)	(380)	(5,324)	8,672	2,968
Equity in earnings (loss) for the six months ended June 30, 2018	$5,580	$18,338	$33,082	$57,000	$(12,368)	$(39,963)	$4,669

(1)
The following table presents the increases (decreases) in revenues, operating expenses and equity in earnings (loss) for properties in lease-up or recently stabilized but not comparable and other consolidated non-comparable properties:

		Six Months Ended June 30, 2018 vs. 2017
Property	Quarter Opened	Revenues	Operating Expenses	Equity in Earnings (Loss)
Operations
Office:
Property recently stabilized:
1812 Ashland Ave	Q2-16	$2,340	$811	$—
Non-comparable property:
26 Landsdowne Street (i)		(4,238)	(697)	—
Total Office		$(1,898)	$114	$—

Apartments:
Properties recently stabilized:
Blossom Plaza	Q2-16	$2,968	$1,601	$—
Kapolei Lofts	Q3-15/Q3-16	6,530	1,870	—
The Bixby	Q3-16/Q2-17	—	—	231
The Yards - Arris	Q1-16	4,972	1,880	—
Total Apartments		$14,470	$5,351	$231

Retail:
Property recently stabilized:
The Yards - District Winery	Q3-17	$416	$36	$—
Total Retail		$416	$36	$—

Development
Properties in lease-up:
535 Carlton	Q1-17/Q2-17	$—	$—	$408
461 Dean Street (ii)	Q3-16/Q1-17	1,180	(2,038)	—
38 Sixth Ave	Q3-17/Q4-17	—	—	(490)
Ardan	Q2-18/Q3-18	1	415	—
Axis	Q3-17/Q2-18	824	1,002	—
Eliot on 4th	Q1-17/Q3-17	3,847	904	—
Mint Town Center	Q4-17/Q2-18	413	752	—
NorthxNorthwest	Q4-16/Q1-17	1,950	72	—
The Bridge at Cornell Tech	Q2-17	5,588	1,210	—
VYV	Q3-17	—	—	(1,556)
Non-comparable property:
Ballston Quarter		—	—	563
Transfers from development (2017) to operations (2018):
1812 Ashland Ave	Q2-16	(2,301)	(758)	—
Blossom Plaza	Q2-16	(2,110)	(1,620)	—
Kapolei Lofts	Q3-15/Q3-16	(4,092)	(1,290)	—
The Bixby	Q3-16/Q2-17	—	—	224
The Yards - Arris	Q1-16	(3,882)	(2,076)	—
The Yards - District Winery	Q3-17	—	—	—
Total Development		$1,418	$(3,427)	$(851)

(i)
26 Landsdowne Street, an office building in Cambridge, Massachusetts, is classified as a non-comparable property due to its redevelopment, which began in Q3 2017. The redevelopment is complete with occupancy expected to start in Q3-2018.

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
Retail
The decreases in revenues and operating expenses related to recent disposals are primarily due to the deed in lieu transaction on Boulevard Mall, a regional mall in Amherst, New York (Q4-2017), and the sales of The Shops at Northfield Stapleton, a regional mall in Denver, Colorado (Q4-2017) and Brooklyn Commons, a specialty retail center in Brooklyn, New York (Q2-2018). The decreases in equity in earnings related to recent disposals are primarily due to the various assets sold under the signed definitive agreements with QIC and Madison International to dispose of 10 regional malls and 11 specialty retail assets, respectively, and the transfer of related service and management functions.
Development
The decrease in equity in earnings for other is primarily related to the $6,218,000 write-off of abandoned development projects of unconsolidated entities in the first quarter of 2018. The decrease in revenue and operating expenses related to other is primarily due to a reduction of development fees and reduced overhead.
Corporate
The decrease in operating expenses is primarily due to the ongoing Corporate overhead reductions and the recognition of the remaining deferred gain related to the Terminal Tower sale (our previous Corporate headquarters). At the time of the Terminal Tower sale, we maintained continuing involvement through a lease and were required to defer a portion of the gain on sale. The deferred gain was being amortized over the 36 month lease term (with extensions). Upon vacating the premises early, the remaining deferred gain was recorded as contra rent expense in accordance with GAAP.
The fluctuation in organizational transformation and termination benefits is a result of the transactional nature of these project costs. The following table summarizes the components of organizational transformation and termination benefits:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Termination benefits	$3,578	$4,585	$8,225	$8,737
Strategic alternative costs	1,371	—	12,674	—
Shareholder activism costs	—	2,278	—	2,651
Total	$4,949	$6,863	$20,899	$11,388
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
The equity in earnings (loss) reported in the Corporate segment relates to interest expense, partially offset by interest income, on our equity method investments, as all interest expense and interest income is reported in the Corporate segment.

Depreciation and Amortization
Depreciation and amortization expense was $54,442,000 and $109,727,000 for the three and six months ended June 30, 2018, respectively, and $65,747,000 and $129,302,000 for the three and six months ended June 30, 2017, respectively. The net decrease for the three months ended June 30, 2018 is primarily attributable to 2017 write-offs of tenant improvements at MIT 45/75 Sidney Street, an office building in Cambridge, Massachusetts, and New York Times, an office building in Manhattan, New York, accelerated depreciation in 2017 at 26 Landsdowne Street, an office building in Cambridge, Massachusetts, which is undergoing redevelopment, the 2017 deed-in-lieu transaction at Boulevard Mall in Amherst, New York, and the 2018 change from full consolidation to the equity method of accounting for Bayside Village, an apartment community in San Francisco, California. These decreases were partially offset by new property openings in 2017 and 2018. The net decrease for the six months ended June 30, 2018 is primarily attributable the reasons described above as well as accelerated depreciation in 2017 at Ballston Common Office Center, an office building in Arlington, Virginia, which is undergoing redevelopment.
Interest and Other Income
Interest and other income was $10,716,000 and $21,477,000 for the three and six months ended June 30, 2018, respectively, and $9,896,000 and $20,168,000 for the three and six months ended June 30, 2017, respectively. The net increase for the three and six months ended June 30, 2018 compared with the three and six months ended June 30, 2017 is primarily related to increased interest income recognition on notes receivable related to QIC (Regional Mall dispositions), and the recognition of state and federal historic preservation, low income and new market tax credits.
Gain on Change in Control of Interests
See Note N – Gain on Change in Control of Interests in the Notes to Consolidated Financial Statements in Item 1 of this Form 10‑Q for detailed information.
Interest Expense
The following table presents interest expense for the three months ended June 30, 2018 compared with the three months ended June 30, 2017 and six months ended June 30, 2018 compared with the six months ended June 30, 2017. All amounts are presented in thousands.

	Three Months Ended	Six Months Ended
Interest expense for the three and six months ended June 30, 2017	$28,901	$56,876
Increase (decrease) due to:
Comparable operating portfolio	(1,140)	(2,486)
Non-comparable operating portfolio	3,037	5,717
Change in consolidation method due to change in control	(668)	(967)
Recently disposed properties	(2,076)	(4,030)
Capitalized interest	391	209
Mark-to-market adjustments on non-designated swaps	(162)	(782)
Corporate recourse debt	671	1,134
Other	46	296
Interest expense for the three and six months ended June 30, 2018	$29,000	$55,967
The decrease in interest expense for the comparable portfolio is primarily due to the paydown of the $61,000,000 nonrecourse mortgage note for Eleven MetroTech Center, an office building in Brooklyn, New York (Q4-2017). The decrease in interest expense related to the change in consolidation method is due to the change from full consolidation to equity method accounting at Bayside Village, an apartment community in San Francisco, California (Q1-2018). The decrease in interest expense related to recently disposed properties is primarily due to the deed in lieu transaction at Boulevard Mall, a regional mall in Amherst, New York (Q4-2017), and the sales of Post Office Plaza, an office building in Cleveland, Ohio (Q3-2017), 500 Sterling Place, an apartment community in Brooklyn, New York (Q3-2017) and Brooklyn Commons, a specialty retail center in Brooklyn, New York (Q2-2018).
Amortization of Mortgage Procurement Costs
Amortization of mortgage procurement costs was $1,294,000 and $2,600,000 for the three and six months ended June 30, 2018, respectively, and $1,507,000 and $2,729,000 for the three and six months ended June 30, 2017, respectively.
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
Subsequent Events
See Note U – Subsequent Events in the Notes to Consolidated Financial Statements in Item 1 of this Form 10‑Q for detailed information.

Net Earnings Attributable to Forest City Realty Trust, Inc.
Net earnings attributable to Forest City Realty Trust, Inc. for the three months ended June 30, 2018 was $68,512,000 versus $56,753,000 for the three months ended June 30, 2017. The variance to the prior year period is primarily attributable to the following fluctuations, which are pre-tax, include unconsolidated investment activity and are net of noncontrolling interests:
Asset Dispositions - $(28,324,000)

•	$(20,873,000) related to a combined fluctuation in revenues and operating expenses at properties in which we disposed of our full or partial interest during 2018 and 2017;

•	$(4,626,000) related to decreased gains on disposition of full or partial interest in rental properties and unconsolidated investments in 2018 compared to 2017; and

•	$(2,825,000) related to decreased land sales in 2018 compared to 2017, primarily at our Stapleton project.
Financing Transactions - $4,272,000

•
$5,477,000 primarily related to decreases in interest expense on nonrecourse mortgage debt due to property sales in 2017 and 2018 and our ongoing deleveraging strategy, partially offset by increases at properties opened in 2017 and 2018; and

•	$(1,205,000) related to increased losses on extinguishment of debt due to several 2018 refinancings.
Operations - $13,785,000

•	$4,465,000 related to decreased development, management, corporate and other expenses due to reduced overhead as a result of our recent reorganization;

•
$3,474,000 related to a combined fluctuation in revenues and operating expenses for operations and development properties in lease-up or recently stabilized but not comparable and other non-comparable properties at June 30, 2018;

•
$2,697,000 related to increased interest and other income primarily related to interest income recognition on notes receivable related to QIC (Regional Mall dispositions), the allocation of state and federal historic preservation, low income and new market tax credits, partially offset by decreased interest income on the Nets note receivable which was repaid in full in April 2018;

•	$1,914,000 related to decreased organizational transformation and termination benefits in 2018 compared to 2017; and

•	$1,235,000 related to a combined fluctuation in revenues and operating expenses for properties in our comparable operating portfolio.
Non-Cash Transactions - $16,922,000

•
$14,491,000 related to a decrease in depreciation and amortization expense in 2018 compared with 2017 primarily due to accelerated depreciation in 2017 at two properties undergoing redevelopment, the 2017 deed-in-lieu transaction at Boulevard Mall, and the disposition of our full or partial interest in properties in 2018 and 2017, partially offset by recently opened properties;

•	$1,928,000 related to decreased write-offs of abandoned development projects and demolition costs included in equity in earnings in 2018 compared to 2017; and

•	$503,000 related to decreased amortization of mortgage procurement costs due to property sales in 2017 and 2018, partially offset by increases at properties opened in 2017 and 2018.
Income Taxes

•	$5,104,000 due to decreased income tax expense.

Net earnings attributable to Forest City Realty Trust, Inc. for the six months ended June 30, 2018 was $268,259,000 versus $97,670,000 for the six months ended June 30, 2017. The variance to the prior year period is primarily attributable to the following fluctuations, which are pre-tax, include unconsolidated investment activity and are net of noncontrolling interests:
Asset Dispositions - $7,688,000

•	$40,573,000 related to increased gains on disposition of full or partial interest in rental properties and unconsolidated investments in 2018 compared to 2017;

•	$(35,738,000) related to a combined fluctuation in revenues and operating expenses at properties in which we disposed of our full or partial interest during 2018 and 2017;

•	$6,625,000 related to an increased net gain on disposition of development project in 2018 compared to 2017; and

•	$(3,772,000) related to decreased land sales in 2018 compared to 2017, primarily at our Stapleton project.
Financing Transactions - $11,182,000

•
$9,385,000 primarily related to decreases in interest expense on nonrecourse mortgage debt due to property sales in 2017 and 2018 and our ongoing deleveraging strategy, partially offset by increases at properties opened in 2017 and 2018;

•
$992,000 related primarily to a loss on extinguishment of debt primarily at Illinois Science and Technology Park, office buildings in Skokie, Illinois that were sold during the first quarter of 2017, offset by several refinancings in 2018; and

•	$805,000 related to the change in fair market value of certain derivatives not qualifying for hedge accounting between the comparable periods, which was marked to market through interest expense.
Operations - $10,797,000

•
$9,578,000 related to decreased development, management, corporate and other expenses primarily due to the recognition of the remaining deferred gain related to the Terminal Tower sale (our previous Corporate headquarters) upon our early vacating of the premises, and reduced overhead as a result of our recent reorganization;

•	$(9,511,000) related to increased organizational transformation and termination benefits in 2018 compared to 2017;

•
$7,922,000 related to a combined fluctuation in revenues and operating expenses for operations and development properties in lease-up or recently stabilized but not comparable and other non-comparable properties at June 30, 2018;

•
$2,007,000 related to increased interest and other income primarily related to interest income recognition on notes receivable related to QIC (Regional Mall dispositions), the allocation of state and federal historic preservation, low income and new market tax credits, partially offset by decreased interest income on the Nets note receivable which was repaid in full in April 2018; and

•	$801,000 related to a combined fluctuation in revenues and operating expenses for properties in our comparable operating portfolio.
Non-Cash Transactions - $137,591,000

•	$117,711,000 related to the 2018 gain on change of control in interest related to the deconsolidation of Bayside Village;

•
$23,121,000 related to a decrease in depreciation and amortization expense in 2018 compared with 2017 primarily due to the write-off of tenant improvements in 2017 at two office buildings, accelerated depreciation in 2017 at two properties undergoing redevelopment, the 2017 deed-in-lieu transaction at Boulevard Mall, and the disposition of our full or partial interest in properties in 2018 and 2017, partially offset by recently opened properties;

•	$(3,939,000) related to increased write-offs of abandoned development projects and demolition costs included in equity in earnings in 2018 compared to 2017; and

•	$698,000 related to decreased amortization of mortgage procurement costs due to property sales in 2017 and 2018, partially offset by increases at properties opened in 2017 and 2018.
Income Taxes

•	$3,331,000 due to decreased income tax expense.

Phased Openings and Projects Under Construction
June 30, 2018

		Anticipated
		Opening	Legal	Consolidated (C)	Cost at	Cost Incurred to Date (b)		No. of		Lease %
	Location	Date	Ownership %	Unconsolidated (U)	Completion (a)	Consolidated	Unconsolidated	Units	GLA	(c)
					(in millions)
2017/2018 Phased Openings
Apartments
Arizona State Retirement System Joint Venture:
Ardan	Dallas, TX	Q2-18/Q3-18	30%	C	$121.8	$118.8	$0.0	389	4,250	5%
Mint Town Center	Denver, CO	Q4-17/Q3-18	88%	C	94.8	89.4	0.0	399	7,000	47%
					$216.6	$208.2	$0.0	788	11,250
Projects Under Construction
Apartments:
Ballston Quarter Residential (d)	Arlington, VA	Q3-18/Q1-19	51%	U	174.6	0.0	111.0	406	53,000
Aster Conservatory Green North (e)	Denver, CO	Q1-19	0%	C	60.3	13.5	0.0	256	—
The Yards - The Guild (e)	Washington, D.C.	Q1-19	0%	C	94.9	64.2	0.0	191	6,000
Capper 769	Washington, D.C.	Q1-19	25%	U	72.2	0.0	39.6	179	—
The Yards - L2 (e)	Washington, D.C.	Q1-20	0%	C	134.5	42.4	0.0	264	14,000
VYV East Tower	Jersey City, NJ	Q4-20	50%	U	228.8	0.0	33.1	432	19,000
					$765.3	$120.1	$183.7	1,728	92,000
Retail:
Ballston Quarter Redevelopment	Arlington, VA	Q4-18	51%	U	95.4	0.0	92.2	—	307,000	62%
Total Projects Under Construction					$860.7	$120.1	$275.9

Property Opening
June 30, 2018

		Opening	Legal	Consolidated (C)	Cost at	No. of		Lease %
	Location	Date	Ownership %	Unconsolidated (U)	Completion (a)	Units	GLA	(c)
					(in millions)
2018 Property Opening
Apartments
Arizona State Retirement System Joint Venture:
Axis	Los Angeles, CA	Q3-17/Q2-18	30%	C	$141.5	391	15,000	94%

(a)	Represents estimated project costs to achieve stabilization. Amounts exclude capitalized interest not allocated to the underlying joint venture.

(b)	Represents total capitalized project costs incurred to date, including all capitalized interest related to the development project.

(c)	Lease commitments as of July 26, 2018.

(d)	The ground-level retail component is expected to open Q3-18. As of July 26, 2018, the lease commitment related to this was 32%.

(e)
Represents an apartment community under construction in which the Company has a 0% legal ownership interest. However, the Company is the project developer, on a fee basis. In addition, the Company has issued a project completion guarantee to the first mortgagee and is funding a portion of the construction costs through a mezzanine loan, which gets eliminated in consolidation, to the owner. As a result, the Company determined it was the primary beneficiary of this variable interest entity and has consolidated the project. The Company has an exclusive option to purchase the constructed asset for an amount approximating cost at completion.

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
Retail Portfolio Disposition
During 2017, we signed definitive agreements with both QIC and Madison International for the disposition of 10 of our regional mall assets and 12 of our specialty retail assets, respectively. Due to an anticipated deed-in-lieu transaction, Shops at Northern Boulevard in Queens, New York, was removed from the specialty retail asset agreement with Madison during the three months ended March 31, 2018, resulting in the disposition of 11 specialty retail assets to Madison International.
We expect to redeploy the equity from the Madison specialty retail assets and the four remaining regional malls into apartment and office assets that align with our focus on core markets and urban, mixed-use place-making projects. We plan to give strong consideration to buying out our partner’s share of core assets as a method of equity redeployment as we understand the operations of the underlying asset and the reduction of joint venture partners will help simplify the business.

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
The remaining four regional mall assets (Short Pump Town Center, Galleria at Sunset, Promenade at Temecula and Victoria Gardens) are expected to close in a tax deferred manner as we secure replacement assets.
For the Madison International transaction, we have closed on the conversion of substantially all of our common ownership interest to preferred ownership interest in the 11 specialty retail assets. Final closings on each of the individual specialty retail centers are expected to occur during 2018.
On April 25, 2018, our jointly owned specialty retail joint venture with Madison International, acquired a 50% ownership interest in three life science office buildings (“acquired assets”) located in Cambridge, Massachusetts, for a purchase price of approximately $302,000,000. Prior to this acquisition, we owned the remaining 50% ownership interest in the acquired assets and accounted for this investment on the equity method of accounting. Subsequent to the acquisition, we continue to own the remaining 50% ownership interests in the acquired assets and continue to account for this investment on the equity method of accounting as the Madison International joint venture retains the same rights as the previous partner was entitled to. The acquisition was funded primarily through a capital contribution into the joint venture from Madison International. On July 24, 2018, we exchanged our preferred ownership interests in nine of the specialty retail assets owned by the joint venture for the acquired assets in a non-cash transaction. Following this exchange, we own approximately 100% of the acquired assets and expect to fully consolidate the properties. In accordance with accounting guidance, we will record the assets received at their fair value (based upon the income approach using current rents and market cap rates and discount rates) and expect to record a gain on change in control, to the extent such fair value exceeds the carrying value of its prior equity interest, during the three months ended September 30, 2018.
On June 27, 2018, our jointly owned specialty retail joint venture with Madison International, acquired our partner’s 49% ownership interest in DKLB BKLN, a 365-unit apartment community located in Brooklyn, New York for a purchase price of approximately $93,500,000. Prior to this acquisition, we owned the remaining 51% ownership interest in the acquired asset and accounted for this investment on the equity method of accounting. Subsequent to the acquisition, we continue to own the remaining 51% ownership interest in the acquired asset and continue to account for this investment on the equity method of accounting as the Madison International joint venture retains the same rights as the previous partner was entitled to. The acquisition was funded primarily through capital contributions into the joint venture by us and Madison International. We expect to exchange our preferred ownership interests in certain of the specialty retail assets owned by the joint venture for the acquired asset in a non-cash transaction during the three months ended September 30, 2018. Following this anticipated exchange, we will own 100% of the acquired asset and expect to fully consolidate the property. In accordance with accounting guidance, we will record the asset received at its fair value (based upon the income approach using current rents and market cap rates and discount rates) and expect to record a gain on change in control, to the extent such fair value exceeds the carrying value of its prior equity interest, during the three months ended September 30, 2018.

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
If we continue to successfully execute on the retail redeployment strategy, we would expect to generate larger than average proceeds from dispositions and more acquisition activity, as discussed above, in the next 24 months than historical results.
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
Use of Funds
Our principal uses of funds include the financing of our real estate operating and development projects, capital expenditures for our existing operating portfolio, principal and interest payments on our nonrecourse mortgage debt and notes payable, revolving credit facility, term loan facility and senior notes, our ongoing quarterly payments of common stock dividends, repurchases of common stock and selective operating asset acquisitions, including joint venture partner acquisitions. As noted in the retail portfolio discussion, if we can execute on tax-deferred sales of our retail assets, we would expect to have an increased number of asset acquisitions compared to our historical activity. Our $73,208,000 of Convertible Senior Notes due 2018 may convert to Class A common stock prior to or upon maturity on August 15, 2018 depending on the stock price at the time of maturity. However, we cannot assure any or all of these Convertible Senior Notes due 2018 will ultimately convert to Class A common stock. If they do not convert, we will have to redeem with cash on hand or borrow on our revolving credit facility, if required.
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
As discussed above, a majority of our assets are separately encumbered. Since 2011, our capital strategy has focused on reducing our overall leverage. Our unencumbered asset pool generated NOI of $32,403,000 during the three months ended June 30, 2018. We believe this change in financing strategy is consistent with our deleveraging efforts and provides us greater financial flexibility. We intend to continue to add unencumbered assets to this pool during 2018 and beyond, as we continue to make progress on our deleveraging goals.
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
We continue to make progress on certain pre-development projects, primarily multifamily projects located in core markets. The cash required to fund our equity in projects under construction and development plus cash necessary to extend or pay down our near-term debt maturities is anticipated to exceed our cash from operations. As a result, we intend to extend maturing debt or repay it with cash on hand or net proceeds from property sales, equity joint ventures, borrowings on our revolving credit facility or term loan facility or future debt or equity financing.
Pacific Park Brooklyn
On June 30, 2014, we entered into a joint venture with Greenland Atlantic Yards, LLC (“Greenland”), a subsidiary of Shanghai-based Greenland Holding Group Company Limited, to develop Pacific Park Brooklyn, a 22 acre mixed-use project in Brooklyn, New York. Under the joint venture, Greenland acquired 70% of the project and will co-develop the project with us, along with sharing in the entire project costs going forward in proportion to ownership interests. During 2014, we received $208,275,000 of cash, net of transaction costs, related to the transaction. The joint venture will execute on the remaining development rights, including the infrastructure and vertical construction of the apartment units, but excludes Barclays Center and 461 Dean Street apartment community. Consistent with the approved master plan, the joint venture will develop the remaining portion of Phase I and all of Phase II of the project, including the permanent rail yard. The remaining portion of Phase I that will be developed by the joint venture is comprised of seven buildings totaling approximately 3.1 million square feet. Phase II consists of seven buildings totaling approximately 3.3 million square feet.

On June 27, 2014, the City of New York and State of New York entities revised certain project requirements of Pacific Park Brooklyn with the goal of accelerating the construction of affordable housing. Among the requirements, affordable units are required to constitute 35% of all units for which construction has commenced until 1,050 affordable units have been started, after which the percentage drops to 25%. Failure to meet this requirement will prevent the joint venture from seeking new building permits, as well as give the State of New York the right to seek injunctive relief. Also, temporary certificates of occupancy (“TCOs”) for a total of 2,250 affordable housing units are required to be issued by May 31, 2025 or a $2,000 per unit per month penalty will be imposed for those affordable units which have not received TCOs by such date, until issued. As of June 30, 2018, 782 affordable units have been completed.
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
The joint venture broke ground on the first affordable apartment community, 535 Carlton, in December 2014. In mid-2015, the joint venture commenced construction on two more buildings, 38 Sixth Ave, an affordable apartment building, and 550 Vanderbilt, a condominium building. From the formation of the joint venture in June 2014 through the quarter ended June 30, 2016, the Company reviewed the estimates and assumptions in the discounted cash flow model and updated them as necessary.
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
During June 2018, we closed on an agreement with Greenland on the restructuring of the Pacific Park Brooklyn joint venture. The transaction increases Greenland’s ownership interest in the joint venture from 70% to 95% on future construction activity, effective January 15, 2018, and significantly decreases our development risk at the project by reducing our ownership interest and future obligations to fund future construction costs, excluding the permanent rail yard, from 30% to 5%.  Completed or partially completed projects of the joint venture, including 38 Sixth Ave, 550 Vanderbilt, 535 Carlton and the related parking garages, will remain owned by Greenland and us on a 70%/30% basis, respectively.
461 Dean Street
461 Dean Street is an apartment building in Brooklyn, New York adjacent to the Barclays Center at the Pacific Park Brooklyn project. This modular construction project opened during the three months ended September 30, 2016. We had a fixed price contract (the “CM Contract”) with Skanska USA to construct the apartment building. In 2014, Skanska USA ceased construction and we terminated the CM Contract for cause. As a result, significant cost overruns were incurred to complete the project. Each party has filed lawsuits relating primarily to the project’s delays and associated additional completion costs.
During the three months ended March 31, 2018, we completed the sale of 461 Dean Street. The disposition generated net cash proceeds of $147,193,000.
We intend to continue to vigorously pursue legal action against Skanska USA for damages related to its default of the CM Contract. However, there is no assurance we will be successful in recovering these damages or defending against Skanska USA’s claims.
Nonrecourse Mortgage Financings
As of June 30, 2018, we had $323,050,000 of nonrecourse mortgage financings with scheduled maturities during the year ending December 31, 2018, of which $15,778,000 represents regularly scheduled amortization payments. We are currently in negotiations to refinance and/or extend the remaining nonrecourse debt. We cannot give assurance as to the ultimate result of these negotiations. As with all nonrecourse mortgages, if we are unable to negotiate an extension or otherwise refinance the mortgage, we could go into default and the lender could commence foreclosure proceedings on the single collateralized asset, which would likely result in a loss of the asset or an impairment which could be significant.

During the year ended December 31, 2017, the $93,096,000 nonrecourse mortgage encumbering Charleston Town Center, an unconsolidated regional mall in Charleston, West Virginia, matured and was transferred to a Special Servicer. We are in the process of working with the Special Servicer to execute a deed-in-lieu transaction. We account for our 50% ownership interest in this investment using the equity method of accounting. At June 30, 2018, we have a negative investment basis of $15,603,000.
As of June 30, 2018, our share of nonrecourse mortgage debt and notes payable, net recorded on our unconsolidated subsidiaries amounted to $1,824,526,000, of which $86,549,000 ($6,524,000 represents scheduled principal payments) is scheduled to mature during the year ending December 31, 2018. Negotiations are ongoing to address the remaining 2018 maturities, but we cannot give assurance that we will obtain these financings on favorable terms or at all.
2018 Liquidity Transactions
During the three months ended June 30, 2018, we completed the following transactions, which increased liquidity, reduced debt resulting in lower future fixed charges for interest and strengthened our balance sheet.

•
Closed an agreement with Greenland on the restructuring of the Pacific Park Brooklyn joint venture, a 22 acre mixed-use project in Brooklyn, New York. The transaction increases Greenland’s ownership interest in the joint venture from 70% to 95% on future construction activity, effective January 15, 2018, and significantly decreases our development risk at the project by reducing our ownership interest and future obligations to fund future construction costs, excluding the permanent rail yard, from 30% to 5%.  Completed or partially completed projects of the joint venture, including 38 Sixth Ave. 550 Vanderbilt, 535 Carlton and the related parking garages, will remain owned by Greenland and us on a 70%/30% basis, respectively.

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

•
Completed the sale of Brooklyn Commons, a consolidated specialty retail center in Brooklyn, New York. The sale generated net restricted cash proceeds of approximately $31,523,000, which are expected to be redeployed in a Section 1031 exchange; and

•
Paid off the nonrecourse mortgages totaling $48,695,000, which encumbered American Cigar Lofts, Consolidated-Carolina Lofts and Lucky Strike Lofts, consolidated apartment communities in Richmond, Virginia.

We continue to explore various options to strengthen our balance sheet and enhance our liquidity, but can give no assurance we can accomplish any of these other options on terms favorable to us or at all. If we cannot enhance our liquidity, it could adversely impact our growth and result in further curtailment of development activities.
Share Repurchase Program
On March 22, 2018, the Board approved an increase in our existing $100,000,000 share repurchase program to an aggregate total of $400,000,000. The shares may be repurchased, in light of prevailing market and economic conditions, to take advantage of investment opportunities at times when the Board and management believe the market price of the common stock does not accurately reflect the underlying value of the Company; to indicate to investors our confidence in our business; to enhance stockholder value; and to reduce dilution. We have not repurchased any shares under this program through July 30, 2018. Pursuant to the Merger Agreement, we are not permitted to repurchase shares of our our Class A common stock under the share repurchase program prior to the completion of the proposed Merger.
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

The following table summarizes the quarterly cash dividends declared by the Board of Directors on our common stock (in thousands, except per share data):

Date Declared	Record Date	Payment Date	Amount Per Share	Total Cash Payment
2018
May 15, 2018	June 8, 2018	June 22, 2018	$0.18	$48,094
February 22, 2018	March 5, 2018	March 16, 2018	0.18	48,012
		Total	$0.36	$96,106

2017
November 29, 2017	December 20, 2017	December 29, 2017	$0.14	$37,344
August 22, 2017	September 5, 2017	September 18, 2017	0.14	37,343
May 17, 2017	June 9, 2017	June 23, 2017	0.09	23,482
March 1, 2017	March 13, 2017	March 27, 2017	0.09	23,441
		Total	$0.46	$121,610
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
Pursuant to the Merger Agreement, we have agreed that we will not pay regular, quarterly distributions to the holders of the Class A common stock prior to the completion of the Merger, except to the extent that dividends and other distributions are necessary for us to maintain our status as a REIT. Any payment of dividends prior to the completion of the Merger will result in a corresponding reduction in the Merger Consideration.

Financial Covenants
Our revolving credit facility and term loan contain certain identical restrictive financial covenants. A summary of the key financial covenants as defined in the agreements, all of which we are compliant with at June 30, 2018, follows:

	Requirement	As of
Credit Facility Financial Covenants	Per Agreements	June 30, 2018
Maximum Total Leverage Ratio	≤65%	40.8%
Maximum Secured Leverage Ratio	≤55%	38.8%
Maximum Secured Recourse Leverage Ratio	≤15%	0.0%
Maximum Unsecured Leverage Ratio	≤60%	1.2%
Minimum Fixed Charge Coverage Ratio	≥1.50x	2.13	x
Minimum Unencumbered Interest Coverage Ratio	≥1.50x	5.59	x
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
See Note E – Term Loan, Net in the Notes to Consolidated Financial Statements in Item 1 of this Form 10-Q for detailed information.
Convertible Senior Debt, Net
See Note F – Convertible Senior Debt, Net in the Notes to Consolidated Financial Statements in Item 1 of this Form 10-Q for detailed information.

Forest City Realty Trust, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

Cash Flows
Operating Activities
Net cash provided by operating activities was $114,635,000 and $163,177,000 for the six months ended June 30, 2018 and 2017, respectively. The net decrease in cash provided by operating activities is primarily the result of cash used to extinguish accounts payable, accrued expenses and other liabilities, partially offset by changes in operating assets.
Investing Activities
Net cash provided by (used in) investing activities was $252,176,000 and $(180,635,000) for the six months ended June 30, 2018 and 2017, respectively, and consisted of the following:

	Six Months Ended June 30,
	2018	2017
	(in thousands)
Capital expenditures:
Construction and development costs:
Ardan, an apartment community in Dallas, Texas	(24,616)	(18,663)
The Yards - L2, an apartment community under construction in Washington, D.C.	(21,105)	(2,043)
The Yards - The Guild, an apartment community under construction in Washington, D.C.	(19,906)	(14,574)
Pier 70, a 28-acre waterfront neighborhood in San Francisco, California	(12,041)	(5,320)
The Bridge at Cornell Tech, an office building in Roosevelt Island, New York	(7,868)	(21,214)
Mint Town Center, an apartment community under construction in Denver, Colorado	(7,798)	(27,410)
5M, an apartment community under development in San Francisco, California	(7,685)	(1,187)
Eliot on 4th, an apartment community in Washington D.C.	(5,178)	(10,258)
Axis, an apartment community in Los Angeles, California	(4,620)	(25,412)
461 Dean Street, an apartment community in Brooklyn, New York	—	(8,035)
Other	(5,697)	(27,506)
Total construction and development costs (1)	(116,514)	(161,622)
Operating properties:
Office Segment	(12,431)	(9,555)
Apartment Segment	(9,537)	(10,106)
Retail Segment	(190)	(392)
	(22,158)	(20,053)
Tenant improvements:
Office Segment	(6,184)	(17,746)
Retail Segment	(847)	(1,769)
	(7,031)	(19,515)
Corporate Segment	(760)	(364)
Total capital expenditures	$(146,463)	$(201,554)
Payment of lease procurement costs (2)	(7,425)	(6,129)
Increase in notes receivable	(36,645)	(24,379)
Payment on note receivable	125,100	—
Proceeds from deconsolidation of a rental property	24,000	—
Proceeds from disposition of full or partial interest in rental properties or development project:
461 Dean Street	$147,193	$—
Brooklyn Commons, proceeds expected to be redeployed in a Section 1031 exchange	31,523	—
Sale of development opportunity	10,449	—
Federally Assisted Housing apartment communities	350	—
Illinois Science & Technology Park	—	16,494
Fairmont Cinema in San Jose, California	—	4,387
Other	503	9,302
Total proceeds from disposition of full or partial interest in rental properties or development project	$190,018	$30,183

Forest City Realty Trust, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

Investing Activities (continued)

	Six Months Ended June 30,
	2018	2017
	(in thousands)
Change in investments in and advances to unconsolidated entities—(contributions to) or distributions from investment:
Acquisition of partner’s interest:
300 Massachusetts Ave, 350 Massachusetts Ave and 38 Sidney, life science office buildings located in Cambridge, Massachusetts	$(40,713)	$—
DKLB BKLN, an apartment building in Brooklyn, New York	(23,060)	—
Dispositions:
Regional Malls - QIC	84,671	—
Federally Assisted Housing apartment communities	3,013	53,522
Shops at Bruckner Boulevard	—	3,399
Renewable energy facilities	—	3,372
Apartment projects:
Bayside Village, an apartment community in San Francisco, California, refinancing proceeds	80,896	—
VYV, an apartment community under construction in Jersey City, New Jersey, low income housing tax credit proceeds	3,347	—
Pacific Park Brooklyn joint venture	(22,285)	(25,676)
VYV	(6,142)	(4,288)
Cobblestone Court, an apartment community in Painesville, Ohio, refinancing proceeds	—	3,695
Office projects:
300 Massachusetts Ave, 350 Massachusetts Ave and 38 Sidney, refinancing proceeds	33,096	—
Retail projects:
Queens Place, a specialty retail center in Queens, New York, refinancing proceeds	13,096	—
Regional retail mall joint venture, primarily reimbursements (funding) for rehabilitation and expansion projects	10,950	(11,221)
Galleria at Sunset, a regional mall in Henderson, Nevada, to fund partial mortgage paydown	(14,350)	—
Other	(18,928)	(1,559)
Total change in investments in and advances to unconsolidated entities	$103,591	$21,244
Net cash (used in) provided by investing activities	$252,176	$(180,635)

(1)
We capitalized internal costs related to projects under construction and development of $15,011 and $16,652, including compensation related costs of $11,878 and $14,776, for the six months ended June 30, 2018 and 2017, respectively. Total capitalized internal costs represent approximately 10.25% and 8.26% of total capital expenditures for the six months ended June 30, 2018 and 2017, respectively.

(2)	We capitalized internal costs related to leasing activities of $441 and $683, including compensation related costs of $440 and $529, for the six months ended June 30, 2018 and 2017, respectively.

Financing Activities
Net cash (used in) provided by financing activities was $(44,907,000) and $9,115,000 for the six months ended June 30, 2018 and 2017, respectively. The Company is committed to continued deleveraging of the balance sheet and increasing our dividends to stockholders. The Company increased dividends paid to stockholders during the six months ended June 30, 2018 by $49,183,000 during the comparable prior period. The significant mortgage activity during the six months ended June 30, 2018 relates to the payoff of mortgages at American Cigar Lofts, Consolidated-Carolina Lofts, Lucky Strike Lofts, Aster Town Center North and Edgeworth Building, offset by increases in mortgages, primarily related to under construction projects. In addition, the non-recourse mortgage debt at Brooklyn Commons of $17,361,000 was extinguished simultaneously at closing of the property disposition, and therefore, is reflected as a non-cash cash flow transaction and not reflected in the Consolidated Statement of Cash Flows. The significant mortgage activity during the three months ended June 30, 2017 related to the sale of Illinois Science & Technology Park and the related extinguishment of its $51,274,000 nonrecourse mortgage. However, this debt extinguishment occurred simultaneously at closing of the property disposition, and therefore is reflected as a non-cash cash flow transaction and not reflected in the Consolidated Statement of Cash Flows.

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

INFORMATION RELATED TO FORWARD-LOOKING STATEMENTS
This Form 10-Q, together with other statements and information publicly disseminated by us, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements reflect management’s current views with respect to financial results related to future events and are based on assumptions and expectations that may not be realized and are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, financial or otherwise, may differ, perhaps materially, from the results discussed in the forward-looking statements. Risk factors discussed in Item 1A of our Form 10-K for the year ended December 31, 2017 and other factors that might cause differences, some of which could be material, include, but are not limited to, the conditions to the completion of the proposed merger transaction may not be satisfied, the parties’ to the proposed merger transaction ability to meet expectations regarding the anticipated timing of the transaction, the occurrence of any event, change or other circumstance that could give rise to the termination of the transaction agreement between the parties to the proposed merger transaction, the effect of the announcement or pendency of the proposed merger transaction on business relationships, operating results, stock price and business generally, risks that the proposed merger transaction disrupts current plans and operations and potential difficulties in employee retention as a result of the proposed merger transaction, risks related to diverting management’s attention from ongoing business operations as a result of the proposed merger transaction, the outcome of any legal proceedings that may be instituted related to the proposed merger transaction or the transaction agreement between the parties to the proposed merger transaction, the amount of the costs, fees, expenses and other charges related to the proposed merger transaction, our ability to carry out future transactions and strategic investments, as well as the acquisition related costs, unanticipated difficulties realizing benefits expected when entering into a transaction, our ability to qualify or to remain qualified as a REIT, our ability to satisfy REIT distribution requirements, the impact of issuing equity, debt or both, and selling assets to satisfy our future distributions required as a REIT or to fund capital expenditures, future growth and expansion initiatives, the impact of the amount and timing of any future distributions, the impact from complying with REIT qualification requirements limiting our flexibility or causing us to forego otherwise attractive opportunities beyond rental real estate operations, the impact of complying with the REIT requirements related to hedging, our lack of experience operating as a REIT, legislative, administrative, regulatory or other actions affecting REITs, including positions taken by the Internal Revenue Service, the possibility that our Board of Directors will unilaterally revoke our REIT election, the possibility that the anticipated benefits of qualifying as a REIT will not be realized, or will not be realized within the expected time period, the impact of current lending and capital market conditions on our liquidity, our ability to finance or refinance projects or repay our debt, the impact of the slow economic recovery on the ownership, development and management of our commercial real estate portfolio, general real estate investment and development risks, litigation risks, vacancies in our properties, risks associated with developing and managing properties in partnership with others, competition, our ability to renew leases or re-lease spaces as leases expire, illiquidity of real estate investments, our ability to identify and transact on chosen strategic alternatives for a portion of our retail portfolio, bankruptcy or defaults of tenants, anchor store consolidations or closings, the impact of terrorist acts and other armed conflicts, our substantial debt leverage and the ability to obtain and service debt, the impact of restrictions imposed by our revolving credit facility, term loan and senior debt, exposure to hedging agreements, the level and volatility of interest rates, the continued availability of tax-exempt government financing, our ability to receive payment on the note receivable issued by Onexim in connection with their purchase of our interests in the Barclays Center, the impact of credit rating downgrades, effects of uninsured or underinsured losses, effects of a downgrade or failure of our insurance carriers, environmental liabilities, competing interests of our directors and executive officers, the ability to recruit and retain key personnel, risks associated with the sale of tax credits, downturns in the housing market, the ability to maintain effective internal controls, compliance with governmental regulations, increased legislative and regulatory scrutiny of the financial services industry, changes in federal, state or local tax laws and international trade agreements, volatility in the market price of our publicly traded securities, inflation risks, cybersecurity risks, cyber incidents, shareholder activism efforts, conflicts of interest, risks related to our organizational structure including operating through our Operating Partnership and our UPREIT structure, as well as other risks listed from time to time in our SEC filings, including but not limited to, our annual and quarterly reports. We have no obligation to revise or update any forward-looking statements, other than as imposed by law, as a result of future events or new information. Readers are cautioned not to place undue reliance on such forward-looking statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our market risk includes the inability to obtain construction loans, refinance existing construction loans into long-term fixed-rate nonrecourse financing, refinance existing nonrecourse financing at maturity, obtain renewals or replacement of credit enhancement devices, such as letters of credit, or otherwise obtain funds by selling real estate assets or by raising equity. We also have interest-rate exposure on our current variable-rate debt portfolio. During the construction period, we have historically used variable-rate debt to finance developmental projects. Upon opening and achieving stabilized operations, we have historically procured long-term fixed-rate financing for our rental properties. If we are unable to procure long-term fixed-rate financing, we would pursue extending maturities with existing lenders. Additionally, we are exposed to interest rate risk upon maturity of our long-term fixed-rate financings. The total weighted average interest rate includes the impact of interest rate swaps and caps for applicable fixed rate and variable rate debt in place as of June 30, 2018.

Interest Rate Exposure
The following table summarizes the composition of long-term debt, net:

June 30, 2018	Corporate	Operating Properties	Development Projects	Total	Total Weighted Average Rate
		(dollars in thousands)
Fixed Rate	$112,855	$1,774,547	$8,468	$1,895,870	4.22%
Variable Rate
Taxable	333,867	500,148	—	834,015	3.90%
Tax-Exempt	—	542,878	88,772	631,650	2.43%
	$446,722	$2,817,573	$97,240	$3,361,535	3.80%
Total gross commitment from lenders			$151,089
To mitigate short-term variable interest rate risk, we have purchased interest rate hedges for our variable-rate debt as follows:
Taxable (Priced off of LIBOR Index)

	Swaps
	Notional	Average Base
Period Covered	Amount	Rate
	(dollars in thousands)
07/01/18 - 12/31/18	$96,666	1.87%
01/01/19 - 05/08/24	95,874	1.87%
Tax-Exempt (Priced off of Securities Industry and Financial Markets Association (“SIFMA”) Index)

	Caps
	Notional	Average Base
Period Covered	Amount	Rate
	(dollars in thousands)
07/01/18 - 12/31/18	$69,518	5.89%
01/01/19 - 12/31/19	37,208	6.23%
01/01/20 - 8/15/20	28,400	6.00%
The tax-exempt caps generally were purchased in conjunction with lender hedging requirements that require the borrower to protect against significant fluctuations in interest rates. Except for those requirements, we generally do not hedge tax-exempt debt due to its historically low interest rates.
Sensitivity Analysis to Changes in Interest Rates
Including the effect of the protection provided by the interest rate swaps, caps and long-term contracts in place as of June 30, 2018, a 100 basis point increase in taxable interest rates (including corporate debt and the effect of interest rate floors) would increase the annual pre-tax interest cost for the next 12 months of our variable-rate debt by approximately $7,373,000 at June 30, 2018. Although tax-exempt rates generally move in an amount smaller than corresponding changes in taxable interest rates, a 100 basis point increase in tax-exempt rates would increase the annual pre-tax interest cost for the next 12 months of our tax-exempt variable-rate debt by approximately $6,316,000 at June 30, 2018. This analysis includes a portion of our taxable and tax-exempt variable-rate debt related to construction loans for which the interest expense is capitalized.
We enter into total rate of return swaps (“TROR”) on various tax-exempt fixed-rate borrowings. The TROR convert borrowings from a fixed rate to a variable rate. The TROR requires the payment of a variable interest rate, generally equivalent to the SIFMA rate (1.51% at June 30, 2018) plus a spread. Additionally, we have guaranteed the fair value of the underlying borrowings. Fluctuation in the value of the TROR is offset by the fluctuation in the value of the underlying borrowings, resulting in minimal financial impact. At June 30, 2018, the aggregate notional amount of TROR designated as fair value hedging instruments is $560,466,000. The underlying TROR borrowings are subject to a fair value adjustment. In addition, we have TROR with notional amounts aggregating $180,392,000 that are not designated as fair value hedging instruments, but are subject to interest rate risk.

We estimate the fair value of our hedging instruments based on interest rate market and bond pricing models. At June 30, 2018 and December 31, 2017, we recorded interest rate caps, swaps and TROR with positive fair values of approximately $5,025,000 and $9,098,000, respectively, in other assets. At June 30, 2018 and December 31, 2017, we recorded interest rate swaps and TROR that had a negative fair value of approximately $13,498,000 and $12,845,000, respectively, in accounts payable, accrued expenses and other liabilities.
We estimate the fair value of our long-term debt instruments by market rates, if available, or by discounting future cash payments at interest rates that approximate the current market. Estimated fair value is based upon market prices of public debt, available industry financing data, current treasury rates and recent financing transactions. Based on these parameters, the table below contains the estimated fair value of our long-term debt, net (exclusive of the fair value of derivatives) at June 30, 2018.

	Carrying Value	Fair Value	Fair Value with 100 bp Increase in Market Rates
	(in thousands)
Fixed	$1,895,870	$1,858,716	$1,767,831
Variable
Taxable	834,015	835,716	834,907
Tax-Exempt	631,650	629,897	629,891
Total Variable	$1,465,665	$1,465,613	$1,464,798
Total Long-Term Debt	$3,361,535	$3,324,329	$3,232,629
The following table provides information about our long-term debt instruments that are sensitive to changes in interest rates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk (continued)
June 30, 2018

	Expected Maturity Date
	Year Ending December 31,
Long-Term Debt	2018	2019	2020	2021	2022	Period Thereafter	Net Unamortized Procurement Costs	Total Outstanding	Fair Market Value
	(dollars in thousands)
Fixed:
Fixed-rate debt	$144,379	$95,234	$128,884	$166,314	$203,713	$1,055,792	$(11,301)	$1,783,015	$1,739,813
Weighted average interest rate	4.20%	4.10%	5.19%	4.68%	4.82%	3.94%		4.23%
Convertible senior debt (1)	73,208	—	40,017	—	—	—	(370)	112,855	118,903
Weighted average interest rate	4.25%	—%	3.63%	—%	—%	—%		4.03%
Total Fixed-Rate Debt	217,587	95,234	168,901	166,314	203,713	1,055,792	(11,671)	1,895,870	1,858,716
Variable:
Variable-rate debt	178,671	190,791	88,987	24,407	201	23,197	(6,106)	500,148	501,739
Weighted average interest rate (2)	4.49%	3.96%	4.48%	4.65%	4.37%	4.05%		4.27%
Tax-exempt	—	8,500	—	—	—	636,140	(12,990)	631,650	629,897
Weighted average interest rate (2)	—	4.54%	—	—	—	2.41%		2.43%
Revolving credit facility (1)	—	—	—	—	—	—		—	—
Weighted average interest rate (2)	—%	—%	—%	—%	—%	—%		—%
Term loan (1)	—	—	—	335,000	—	—	(1,133)	333,867	333,977
Weighted average interest rate (2)	—%	—%	—%	3.33%	—%	—%		3.33%
Total Variable-Rate Debt	178,671	199,291	88,987	359,407	201	659,337	(20,229)	1,465,665	1,465,613
Total Long-Term Debt	$396,258	$294,525	$257,888	$525,721	$203,914	$1,715,129	$(31,900)	$3,361,535	$3,324,329
Weighted average interest rate	4.34%	4.02%	4.70%	3.82%	4.82%	3.37%		3.80%

(1)	Represents recourse debt.

(2)	Weighted average interest rate is based on current market rates as of June 30, 2018.

Item 4. Controls and Procedures
The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or furnishes under the Securities Exchange Act of 1934 (“Securities Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this quarterly report, an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, was carried out under the supervision and with the participation of the Company’s management, which includes the CEO and CFO. Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2018.
There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

Item 1A. Risk Factors

You should carefully consider the risks and uncertainties described below and under “Information Related to Forward-Looking Statements” in this Quarterly Report on Form 10-Q, as well as in Part I-Item 1A under the heading “Risk Factors” and the information contained under the heading “Information Related to Forward-Looking Statements” in our Annual Report on Form 10-K for the year ended December 31, 2017 (the “2017 Annual Report”), and the other information included or incorporated by reference in this Quarterly Report on Form 10-Q and in other documents that we file with the SEC from time to time. If any of the events or circumstances described in the following risks actually occur, our business, financial condition and/or results of operations could be materially adversely affected and the price of our common shares could decline.
The information presented below updates and should be read in connection with the risk factors and information disclosed in our 2017 Annual Report.
The pending Merger may not be completed on the terms or timeline currently contemplated or at all.
The completion of the pending Merger is subject to certain conditions, including (i) approval by our stockholders; (ii) receipt by Parent of an opinion that we will qualify as a REIT under the Code; and (iii) other closing conditions set forth in the Merger Agreement. While it is currently anticipated that the Merger will be completed in the fourth quarter of 2018, there can be no assurance that such conditions will be satisfied in a timely manner or at all, or that an effect, event, development or change will not transpire that could delay or prevent these conditions from being satisfied.
If the pending Merger with Parent is completed, our stockholders will forgo the opportunity to benefit from potential future appreciation in the value of the Company.
If the pending Merger is consummated, stockholders will no longer hold interests in the Company and, therefore, will not be entitled to benefit from any potential future appreciation in the value of the Company. In addition, in the absence of the Merger, the Company could have various opportunities to enhance its value, including, but not limited to, entering into a transaction that values the shares of common stock higher than the value provided for in the Merger Agreement. Therefore, if the Merger is completed, stockholders will forgo future appreciation, if any, in the value of the Company and the opportunity to participate in any other potential transactions that may have resulted in a higher price per share than the price to be paid in the Merger.

If the pending Merger is not consummated by January 30, 2019 (unless extended by mutual written consent of the parties), either of us or Parent may terminate the Merger Agreement.
We or Parent may terminate the Merger Agreement if the pending Merger has not been consummated by January 30, 2019 (unless extended by mutual written consent of the parties). We or Parent also may terminate the Merger Agreement for certain other reasons, including, among others, (i) if with respect to us, in order to enter into a superior proposal or (ii) with respect to Parent, if our Board of Directors changes its recommendation to our stockholders to approve the Merger.
The pending Merger may not be completed, which may adversely affect our business.
If the pending Merger is not completed for any reason, the trading price of our Class A common stock may decline to the extent that the market price of our Class A common stock reflects positive market assumptions that the Merger will be completed and the related benefits will be realized. We may also be subject to additional risks if the Merger is not completed, including:

•	the requirement in the Merger Agreement that, under certain circumstances, we pay Parent a termination fee of $261 million or an expense reimbursement amount of up to $70 million;

•
incurring substantial costs related to the Merger, such as legal, accounting, financial advisory and integration costs that have already been incurred or will continue to be incurred until completion of the Merger;

•	reputational harm due to the adverse perception of any failure to successfully complete the Merger; and

•
potential disruption to our business and distraction of our workforce and management team to pursue other opportunities that could be beneficial to the Company, in each case without realizing any of the benefits of having the Merger completed.

The pendency of the Merger could adversely affect our business and operations and may result in the departure of key personnel.
The pendency of the Merger could adversely affect our business and operations and may result in the departure of key personnel. In connection with the pending Merger, some of our customers may delay or defer decisions or may end their relationships with us, which could negatively affect our revenues, earnings and cash flows, regardless of whether the mergers are completed. In addition, due to operating restrictions in the Merger Agreement, the Company may be unable, during the pendency of the Merger to pursue strategic transactions, undertake significant capital projects, undertake certain significant financing transactions and otherwise pursue other actions, even if such actions would prove beneficial. Similarly, our current and prospective employees may experience uncertainty about their future roles with us following the Merger, which may materially adversely affect our ability to attract and retain key personnel during the pendency of the Merger.
The Merger Agreement contains provisions that could discourage a potential competing acquiror of the Company or could result in any competing acquisition proposal being at a lower price than it might otherwise be.
The Merger Agreement contains provisions that, subject to limited exceptions, restrict our ability to solicit, initiate, knowingly encourage or facilitate any acquisition proposal. With respect to any written, bona fide acquisition proposal that we receive, Parent generally has an opportunity to offer to modify the terms of the Merger Agreement in response to such proposal before our Board of Directors may withdraw or modify its recommendation to stockholders in response to such acquisition proposal or terminate the Merger Agreement to enter into a definitive agreement with respect to such acquisition proposal. Upon termination of the Merger Agreement under circumstances relating to an acquisition proposal, we may be required to pay a termination fee of $261 million to Parent.
These provisions could discourage a potential competing acquiror that might have an interest in acquiring all or a significant part of our business from considering or making a competing acquisition proposal, even if the potential competing acquiror was prepared to pay consideration with a higher per share cash value than that market value proposed to be received or realized in the Merger, or might cause a potential competing acquiror to propose to pay a lower price than it might otherwise have proposed to pay because of the added expense of the termination fee and expense reimbursement that may become payable in certain circumstances under the Merger Agreement.
An adverse judgment in a lawsuit challenging the Merger may prevent the Merger from becoming effective or from becoming effective within the expected timeframe.
Our stockholders may file lawsuits challenging the Merger or the other transactions contemplated by the Merger Agreement, which may name us and/or our Board of Directors as defendants. We cannot assure you as to the outcome of such lawsuits, including the amount of costs associated with defending these claims or any other liabilities that may be incurred in connection with the litigation of these claims. If plaintiffs are successful in obtaining an injunction prohibiting the parties from completing the Merger on the agreed-upon terms, such an injunction may delay the completion of the Merger in the expected timeframe, or may prevent the Merger from being completed altogether. Whether or not any plaintiff’s claim is successful, this type of litigation may result in significant costs and diverts management’s attention and resources, which could adversely affect the operation of our business.
Counterparties to certain of our agreements may have consent rights in connection with the Merger.

We are party to certain agreements that give the counterparties to such agreements certain rights, including consent rights, in connection with “change in control” transactions or otherwise. Under certain of these agreements, the Merger may constitute a “change in control” or otherwise give rise to consent rights and, therefore, the counterparties may assert their rights in connection with the Merger, including in the case of indebtedness, acceleration of amounts due. Any such counterparty may request modifications of its agreements as a condition to granting a waiver or consent under those agreements, and there can be no assurance that such counterparties will not exercise their rights under the agreements, including termination rights where available. In addition, the failure to obtain consent under one agreement may be a default under other agreements and, thereby, trigger rights of the counterparties to such other agreements, including termination rights where available.
Our Board of Directors and executive officers have interests in seeing the pending Merger completed that are different from, or in addition to, those of our other stockholders.
Our Board of Directors and executive officers have interests in the pending Merger that are different from, or in addition to, our other stockholders. Some of these interests include:

•
Effective as of five business days prior to, and conditional upon the occurrence of, the completion of the merger, each holder of an outstanding incentive stock option under our 1994 Stock Plan (the “Stock Plan”), whether vested or unvested, will be entitled to exercise such incentive stock option in full by providing us with notice of exercise and full payment of the applicable exercise price in accordance with the terms of the Stock Plan and applicable related award agreement;

•
At completion of the Merger, each outstanding option to purchase shares of our Class A common stock under the Stock Plan that is not an incentive stock option, whether vested or unvested, will automatically be cancelled and will entitle the holder thereof to receive (without interest) an amount in cash equal to the product of the number of shares subject to such option immediately prior to the completion of the Merger multiplied by the excess, if any, of $25.35 (the per share Merger Consideration) over the exercise price per share of such option, less the minimum tax withholding requirements;

•
At completion of the Merger, any vesting conditions applicable to each outstanding restricted stock award under the Stock Plan (each, a “Restricted Share”) will automatically accelerate in full and be cancelled and will entitle the holder thereof to receive (without interest) an amount in cash equal to the number of Restricted Shares multiplied by $25.35, less the minimum tax withholding requirements;

•
At completion of the Merger, each outstanding performance-based stock award under the Stock Plan (each, a “Performance Share”), whether vested or unvested, will automatically vest on a prorated basis and each such vested Performance Share will entitle the holder thereof to receive (without interest) an amount in cash equal to the total number of shares subject to such Performance Share based on the higher of target performance and the actual level of performance through the completion of the Merger, as reasonably determined in good faith by the Compensation Committee of the Board of Directors, multiplied by $25.35, less the minimum tax withholding requirements;

•
At completion of the Merger, each outstanding performance-based cash award under our long-term incentive plans (each, a “Long-Term Incentive Cash Award”), whether vested or unvested, will automatically vest on a prorated basis and such each vested Long-Term Incentive Cash Award will entitle the holder thereof to receive (without interest) an amount in cash equal to the higher of target performance and the actual level of performance for such Long-Term Incentive Cash Award through the completion of the Merger, as reasonably determined in good faith by the Compensation Committee of the Board of Directors; and

•
Under existing arrangements, certain of our executive officers are entitled to double-trigger severance benefits if his or her employment is terminated by us without “cause” or by such executive for “good reason” within two years after a change of control.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) and (b) – Not applicable.
(c) – Repurchase of equity securities during the quarter.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Amount of Shares that May Yet Be Purchased Under the Plans or Programs
Class A Common Stock
April 1 through April 30, 2018
Share Repurchase Program (1)	—	$—	—	$400,000,000
Employee Transactions (2)	124	$20.18	—
May 1 through May 31, 2018
Share Repurchase Program (1)	—	$—	—	$400,000,000
Employee Transactions (2)	975	$20.10	—
June 1 through June 30, 2018
Share Repurchase Program (1)	—	$—	—	$400,000,000
Employee Transactions (2)	2,623	$20.19	—
Total
Share Repurchase Program (1)	—	$—	—	$400,000,000
Employee Transactions (2)	3,722	$20.17	—

(1)
On March 22, 2018, our Board of Directors approved a $400,000,000 share repurchase program. The repurchase program authorizes us to repurchase shares of our Class A common stock on the open market or otherwise in amounts and at such times and prices as the Board of Directors and authorized officers shall determine. The repurchase program has no set expiration date.

(2)	Class A common stock repurchased to satisfy the minimum tax withholding requirements relating to restricted stock vesting.

Item 6. Exhibits

Exhibit Number		Description of Document

2.1
Agreement and Plan of Merger, dated as of July 30, 2018, by and among Forest City Realty Trust, Inc., Antlia Holdings LLC and Antlia Merger Sub Inc., incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on July 31, 2018 (File No. 1-37671).#

+10.1		Form of Change of Control Agreement, as amended and restated, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on July 31, 2018 (File No. 1-37671).

+10.2
Employment Agreement, by and between David J. LaRue and Forest City Employer, LLC, effective as of January 1, 2016, as amended and restated, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on July 31, 2018 (File No. 1-37671).

+10.3
Employment Agreement, by and between Robert G. O’Brien, and Forest City Employer, LLC, effective as of January 1, 2016, as amended and restated, incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on July 31, 2018 (File No. 1-37671).

+10.4		Forest City Employer, LLC Severance Plan, as amended and restated, incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on July 31, 2018 (File No. 1-37671).

*31.1	-	Principal Executive Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	-	Principal Financial Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**32.1	-	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101	-
The following financial information from Forest City Realty Trust, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited); (ii) Consolidated Statements of Operations (unaudited); (iii) Consolidated Statements of Comprehensive Income (Loss) (unaudited); (iv) Consolidated Statements of Equity (unaudited); (v) Consolidated Statements of Cash Flows (unaudited); and (vi) Notes to Consolidated Financial Statements (unaudited).

#
Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Forest City Realty Trust, Inc. hereby undertakes to furnish supplementally copies of any of the omitted schedules upon request by the SEC.

+	Management contract or compensatory arrangement.
*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FOREST CITY REALTY TRUST, INC. (Registrant)

Date:	August 2, 2018	/s/ ROBERT G. O’BRIEN
Name: Robert G. O’Brien
Title: Executive Vice President and Chief Financial Officer

Date:	August 2, 2018	/s/ CHARLES D. OBERT
Name: Charles D. Obert
Title: Executive Vice President, Chief Accounting Officer and Corporate Controller