Form 10-Q
period 2018-09-30
Forest City Realty Trust, Inc.
filed 2018-10-30
CIK 1647509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________
Form 10-Q
_____________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Class	Outstanding at October 25, 2018
Class A Common Stock, $.01 par value	271,162,772 shares

Forest City Realty Trust, Inc. and Subsidiaries

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Forest City Realty Trust, Inc. and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

	September 30, 2018
	(Unaudited)	December 31, 2017
	(in thousands)
Assets
Real Estate
Completed rental properties	$7,413,450	$7,154,607
Projects under construction and development	435,892	568,552
Land inventory	72,885	57,296
Total Real Estate	7,922,227	7,780,455
Less accumulated depreciation	(1,554,126)	(1,484,163)
Real Estate, net – (variable interest entities $1,883.6 million and $2,383.2 million, respectively)	6,368,101	6,296,292
Cash and cash equivalents – (variable interest entities $58.3 million and $55.3 million, respectively)	485,941	204,260
Restricted cash – (variable interest entities $121.6 million and $65.5 million, respectively)	211,572	146,131
Accounts receivable, net – (variable interest entities $57.4 million and $52.6 million, respectively)	224,788	225,022
Notes receivable – (variable interest entities $168.4 million and $132.8 million, respectively)	423,737	398,785
Investments in and advances to unconsolidated entities	533,482	550,362
Other assets – (variable interest entities $60.3 million and $66.6 million, respectively)	299,711	242,435
Assets held for sale	29,014	—
Total Assets	$8,576,346	$8,063,287
Liabilities and Equity
Liabilities
Nonrecourse mortgage debt and notes payable, net – (variable interest entities $1,376.0 million and $1,448.2 million, respectively)	$3,163,987	$2,998,361
Revolving credit facility	—	—
Term loan, net	333,967	333,668
Convertible senior debt, net	31,802	112,637
Accounts payable, accrued expenses and other liabilities – (variable interest entities $225.0 million and $259.9 million, respectively)	578,036	650,022
Cash distributions and losses in excess of investments in unconsolidated entities	84,810	123,882
Liabilities on assets held for sale	10,022	—
Total Liabilities	4,202,624	4,218,570
Commitments and Contingencies	—	—
Equity
Stockholders’ Equity
Preferred stock – $.01 par value, respectively; 20,000,000 shares authorized, no shares issued	—	—
Class A Common Stock - $.01 par value, 371,000,000 shares authorized, 269,971,834 and 265,343,283 shares issued and outstanding, respectively	2,700	2,653
Additional paid-in capital	2,626,442	2,537,538
Retained earnings	1,516,012	896,806
Accumulated other comprehensive loss	(3,750)	(8,563)
Total Stockholders’ Equity	4,141,404	3,428,434
Noncontrolling interest	232,318	416,283
Total Equity	4,373,722	3,844,717
Total Liabilities and Equity	$8,576,346	$8,063,287

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Realty Trust, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands, except per share data)
Revenues
Rental	167,551	$167,682	$490,462	$496,095
Tenant recoveries	30,026	26,671	85,245	80,735
Service and management fees	1,911	8,152	9,765	29,642
Parking and other	10,822	9,253	26,657	34,212
Land sales	7,920	21,786	23,359	45,308
Total revenues	218,230	233,544	635,488	685,992
Expenses
Property operating and management	66,337	71,961	200,112	228,912
Real estate taxes	25,105	21,748	66,147	64,305
Ground rent	4,235	3,837	12,013	11,491
Cost of land sales	2,723	13,301	7,943	22,996
Corporate general and administrative	9,736	16,480	35,331	46,081
Organizational transformation and termination benefits	8,289	2,633	29,188	14,021
	116,425	129,960	350,734	387,806
Depreciation and amortization	60,925	60,194	170,652	189,496
Write-offs of abandoned development projects and demolition costs	—	—	—	1,596
Impairment of real estate	—	44,288	—	44,288
Total expenses	177,350	234,442	521,386	623,186
Operating income (loss)	40,880	(898)	114,102	62,806

Interest and other income	13,296	20,361	34,773	40,529
Gain on change in control of interests	219,666	—	337,377	—
Interest expense	(30,882)	(31,597)	(86,849)	(88,473)
Amortization of mortgage procurement costs	(1,366)	(1,338)	(3,966)	(4,067)
Loss on extinguishment of debt	(19)	—	(3,995)	(2,843)
Earnings (loss) before income taxes and earnings from unconsolidated entities	241,575	(13,472)	391,442	7,952
Earnings from unconsolidated entities
Equity in earnings	7,369	8,295	12,038	23,834
Net gain on disposition of interest in unconsolidated entities	181,504	28,828	265,510	81,782
Impairment	—	(10,600)	—	(10,600)
	188,873	26,523	277,548	95,016
Earnings before income taxes	430,448	13,051	668,990	102,968

Current income tax expense	2,981	304	3,940	4,817
Earnings before gains on disposal of real estate, net of tax	427,467	12,747	665,050	98,151
Net gain (loss) on disposition of interest in development project	—	—	6,227	(113)
Net gain (loss) on disposition of rental properties	60,931	(256)	84,038	13,573
Net earnings	488,398	12,491	755,315	111,611
Noncontrolling interests, gross of tax
Earnings from continuing operations attributable to noncontrolling interests	(41,225)	(7,037)	(39,883)	(8,487)
Net earnings attributable to Forest City Realty Trust, Inc.	$447,173	$5,454	$715,432	$103,124

Earnings per common share
Net earnings attributable to common stockholders - Basic	$1.65	$0.02	$2.66	$0.39
Net earnings attributable to common stockholders - Diluted	$1.63	$0.02	$2.62	$0.39

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Realty Trust, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30,
	2018	2017
	(in thousands)
Net earnings	488,398	12,491
Other comprehensive income:
Unrealized net gains on interest rate derivative contracts	1,046	1,240
Comprehensive income	489,444	13,731
Comprehensive income attributable to noncontrolling interest	(41,229)	(7,041)
Total comprehensive income attributable to Forest City Realty Trust, Inc.	$448,215	$6,690

	Nine Months Ended September 30,
	2018	2017
	(in thousands)
Net earnings	$755,315	$111,611
Other comprehensive income:
Unrealized net gains on interest rate derivative contracts	4,704	3,790
Comprehensive income	760,019	115,401
Comprehensive income attributable to noncontrolling interest	(39,894)	(8,498)
Total comprehensive income attributable to Forest City Realty Trust, Inc.	$720,125	$106,903

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Realty Trust, Inc. and Subsidiaries
Consolidated Statements of Equity
(Unaudited)

							Accumulated
	Common Stock				Additional		Other
	Class A		Class B		Paid-In	Retained	Comprehensive	Noncontrolling
	Shares	Amount	Shares	Amount	Capital	Earnings	(Loss) Income	Interest	Total
	(in thousands)
Balances at December 31, 2016	239,938	$2,399	18,788	$188	$2,483,275	$812,386	$(14,410)	$501,161	$3,784,999
Net earnings						206,030		9,006	215,036
Other comprehensive income							5,847	14	5,861
Common stock dividends						(121,610)			(121,610)
Conversion of Class B common stock to Class A common stock	24,612	246	(18,788)	(188)	(58)				—
Cost incurred conversion of Class B common stock to Class A common stock					(9,305)				(9,305)
Restricted stock vested	818	8			(8)				—
Repurchase of Class A common stock	(272)	(2)			(6,080)				(6,082)
Exercise of stock options	91	1			1,497				1,498
Issuance of Class A common stock under the deferred compensation plan for non-employee director	13	—			309				309
Stock-based compensation					26,884				26,884
Exchange of 2006 Class A Common Units for Class A common stock	143	1			7,287			(7,288)	—
Exchange of 2006 Class A Common Units for rental property					22,805			(35,037)	(12,232)
Issuance of Class A common stock in exchange for 2018 Senior Note	—	—			1				1
Acquisition of partners’ noncontrolling interest in consolidated subsidiaries					10,931			(10,931)	—
Contributions from noncontrolling interests								23,168	23,168
Distributions to noncontrolling interests								(63,810)	(63,810)
Balances at December 31, 2017	265,343	$2,653	—	$—	$2,537,538	$896,806	$(8,563)	$416,283	$3,844,717
Cumulative effect of adoption of accounting guidance on derivatives and hedging activities						(120)	120		—
Net earnings						715,432		39,883	755,315
Other comprehensive income							4,693	11	4,704
Common stock dividends						(96,106)			(96,106)
Restricted and performance shares vested	951	10			(10)				—
Repurchase of Class A common stock	(324)	(3)			(6,842)				(6,845)
Stock-based compensation					13,256				13,256
Issuance of Class A common stock in exchange for 2018 & 2020 Senior Notes	3,909	39			81,076				81,115
Exercise of stock options	87	1			1,307				1,308
Issuance of Class A common stock under the deferred compensation plan for non-employee director	6	—			117				117
Deconsolidation of joint venture upon change in control								(133,090)	(133,090)
Contributions from noncontrolling interests								11,159	11,159
Distributions to noncontrolling interests								(101,928)	(101,928)
Balances at September 30, 2018 (Unaudited)	269,972	$2,700	—	$—	$2,626,442	$1,516,012	$(3,750)	$232,318	$4,373,722

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Realty Trust, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2018	2017
	(in thousands)
Net earnings	$755,315	$111,611
Depreciation and amortization	170,652	189,496
Amortization of mortgage procurement costs	3,966	4,067
Impairment of real estate	—	44,288
Impairment of unconsolidated entities	—	10,600
Write-offs of abandoned development projects and demolition costs	—	1,596
Loss on extinguishment of debt	3,995	2,843
Net (gain) loss on disposition of interest in development projects, net of tax	(6,227)	113
Net gain on disposition of rental properties, net of tax	(84,038)	(13,573)
Gain on change in control of interests	(337,377)	—
Equity in earnings	(12,038)	(23,834)
Net gain on disposition of interest in unconsolidated entities	(265,510)	(81,782)
Stock-based compensation expense	10,200	14,893
Amortization and mark-to-market adjustments of derivative instruments	(1,191)	773
Operating distributions from unconsolidated entities	42,805	53,388
(Increase) decrease in land inventory	(17,336)	12,462
Decrease (increase) in accounts receivable	4,210	(15,671)
Decrease in other assets	15,439	4,487
Decrease in accounts payable, accrued expenses and other liabilities	(66,812)	(3,472)
Net cash provided by operating activities	216,053	312,285
Cash flows from investing activities
Capital expenditures	(241,866)	(306,937)
Payment of lease procurement costs	(9,509)	(9,297)
Increase in notes receivable	(39,140)	(31,047)
Payment on note receivable	125,100	—
Proceeds from deconsolidation of a rental property	24,000	—
Cash and restricted cash acquired in a property exchange transaction	19,024	—
Proceeds from disposition of rental properties or development project	216,953	32,672
Contributions to unconsolidated entities	(147,794)	(56,590)
Distributions from unconsolidated entities	259,898	76,942
Net cash provided by (used in) investing activities	206,666	(294,257)
Cash flows from financing activities
Proceeds from nonrecourse mortgage debt and notes payable	289,225	163,074
Principal payments on nonrecourse mortgage debt and notes payable	(235,685)	(57,309)
Redemption of Senior Notes due 2018	(20)	—
Payment of costs incurred for conversion of Class B to Class A common stock	—	(11,266)
Payment of deferred financing costs	(3,668)	(2,264)
Repurchase of Class A common shares	(6,845)	(5,598)
Exercise of stock options	1,308	1,498
Dividends paid to stockholders	(96,106)	(84,266)
Contributions from noncontrolling interests	4,485	18,499
Distributions to noncontrolling interests	(28,291)	(29,619)
Net cash used in financing activities	(75,597)	(7,251)
Net increase in cash, cash equivalents and restricted cash	347,122	10,777
Cash, cash equivalents and restricted cash at beginning of period	350,391	323,919
Cash, cash equivalents and restricted cash at end of period	$697,513	$334,696

Beginning of Period
Cash and cash equivalents	204,260	174,619
Restricted cash	146,131	149,300
Cash, cash equivalents and restricted cash at beginning of period	$350,391	$323,919

End of Period
Cash and cash equivalents	485,941	193,675
Restricted cash	211,572	141,021
Cash, cash equivalents and restricted cash at end of period	$697,513	$334,696

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

A. Accounting Policies
General
Forest City Realty Trust, Inc., a Maryland corporation (with its subsidiaries, the “Company”) principally engages in the operation, development, management and acquisition of office, apartment and retail real estate and land throughout the United States. The Company had approximately $8.6 billion of consolidated assets in 16 states and the District of Columbia at September 30, 2018. The Company’s core markets include Boston, Chicago, Dallas, Denver, Los Angeles, Philadelphia, and the greater metropolitan areas of New York City, San Francisco and Washington, D.C. The Company has regional offices in Boston, Dallas, Denver, Los Angeles, New York City, San Francisco, Washington, D.C., and the Company’s corporate headquarters in Cleveland, Ohio.
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
Pursuant to the Merger Agreement, at the effective time of the Merger, each share of Class A common stock issued and outstanding immediately prior to the effective time of the Merger (other than Class A common stock owned by Parent, Merger Sub or any other wholly owned subsidiary of Parent, in each case not held on behalf of third parties, and shares granted in the form of equity awards) will be converted into the right to receive an amount in cash equal to $25.35 (as reduced by the per share amount of any dividends declared after May 15, 2018 and the distribution of one hundred percent (100%) of the Company’s REIT taxable income as reasonably estimated by the Company in cash prior to the completion of the Merger, the “Merger Consideration”).
Consummation of the Merger is subject to the satisfaction or waiver of specified closing conditions, including the approval of the Merger by the affirmative vote of the holders of a majority of the outstanding Class A common stock entitled to vote on such matter at a meeting of the Company’s stockholders scheduled to be held on November 15, 2018 (“the Special Meeting”), and other customary closing conditions for a transaction of this type.
Pursuant to the Merger Agreement, in no event will the consummation of the Merger be required to occur prior to the earliest to occur of (i) a date specified by Parent on no less than three business days’ notice to the Company, (ii) the third business day after receipt of an enumerated list of third party consents and (iii) December 10, 2018.
The Company expects to complete the Merger in the fourth quarter of 2018. Completion of the Merger is, however, subject to various conditions noted above, and it is possible that factors outside the Company’s control could result in the Merger being completed at a later time or not at all. There may be a substantial amount of time between the Special Meeting and the completion of the Merger. The Company hopes to complete the Merger as soon as reasonably practicable following the satisfaction of all applicable conditions. For additional information regarding the Merger or the Merger Agreement, see the Company’s other filings made with the Securities and Exchange Commission (“SEC”), which are available at the SEC’s public reference facilities or on the SEC’s website at www.sec.gov.
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
Company Operations
The Company is organized as a Real Estate Investment Trust (“REIT”) for federal income tax purposes. The Company holds substantially all of its assets, and conducts substantially all of its business, through Forest City Enterprises, L.P. (the “Operating Partnership”). The Company is the sole general partner of the Operating Partnership and, as of September 30, 2018, owns all of the limited partnership interests directly or indirectly in the Operating Partnership.

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
Variable Interest Entities
As of September 30, 2018, the Company determined it was the primary beneficiary of 38 VIEs. The creditors of the consolidated VIEs do not have recourse to the Company’s general credit. As of September 30, 2018, the Company determined it was not the primary beneficiary of 23 VIEs and accounts for these interests as equity method investments. The maximum exposure to loss of these unconsolidated VIEs is limited to the Company’s investment balance of $174,000,000 as of September 30, 2018.
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

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

New Accounting Guidance
The following accounting pronouncements were adopted during the nine months ended September 30, 2018:
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
In November 2016, the FASB issued an amendment to the accounting guidance on the classification and presentation of changes in restricted cash on the statement of cash flows. The guidance requires restricted cash to be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown in the Consolidated Statement of Cash Flows. The Company adopted this guidance as of January 1, 2018 using the retrospective transition method. The adoption of this guidance significantly increased the combined beginning and ending period cash, cash equivalents and restricted cash balances as of each period presented and removed the effects of the change in restricted cash as previously presented in the Consolidated Statements of Cash Flows for the nine months ended September 30, 2017.
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
The following new accounting pronouncements will be adopted on their respective effective dates:
In February 2016, the FASB issued an amendment to the accounting guidance on leases. This guidance sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new guidance requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to the current guidance for operating leases. The new guidance requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. The new guidance supersedes the previous leases accounting standard. The guidance is effective on January 1, 2019. The adoption of the new guidance is expected to have an impact on the consolidated financial statements as the Company has material ground lease arrangements, as well as other lease agreements. In addition, the Company believes it will be precluded from capitalizing its internal leasing costs, as the costs are not expected to be directly incremental to the successful execution of a lease, as required by the new guidance. The Company is the lessee under several ground leases, as well as leases for office space and some information technology equipment. The Company has continued to work towards the completion of its review and evaluation of the more complex rental adjustments within the ground leases and analyze the impact these adjustments may have when determining the right of use asset and lease liability. The Company has also continued to make progress on the evaluation of appropriate discount rates to be applied to each lease agreement. Therefore, the analysis of the impact the adoption will have on the consolidated financial statements is ongoing. The Company intends to use the practical expedients available to both lessees and lessors upon adoption. For leases in which the Company is the lessor, the Company is in the process of analyzing the various revenue streams from its lease agreements to determine the lease and non-lease components based on the applicable performance obligation associated with the consideration received and when considering the practical expedients available.

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
In June 2016, the FASB issued an amendment on measurement of credit losses on financial assets held by a reporting entity at each reporting date. The guidance requires the use of a new current expected credit loss ("CECL") model in estimating allowances for doubtful accounts with respect to accounts receivable, straight-line rents receivable and notes receivable. The CECL model requires that the Company estimate its lifetime expected credit loss with respect to these receivables and record allowances that, when deducted from the balance of the receivables, represent the estimated net amounts expected to be collected. In August, 2018, the FASB issued a proposed amendment to clarify that operating lease receivables recorded by lessors (including straight-line rent) are explicitly excluded from the scope of this guidance. This guidance is effective for fiscal years, and for interim reporting periods within those fiscal years, beginning after December 15, 2019. The Company is in the process of evaluating the impact of this guidance.
Recognition of Revenues
The Company adopted new accounting guidance for revenue from contracts with customers on January 1, 2018. The adoption of this guidance did not result in a material impact on the Company’s consolidated financial statements at adoption and for the nine months ended September 30, 2018. The following is disclosure of the Company’s revenue recognition policies.
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
The following table summarizes the Tax Credit contract liabilities:

	Nine Months Ended September 30,
	2018	2017
	(in thousands)
Beginning balance	$60,851	$50,790
Tax credit revenue	(9,267)	(9,265)
Tax credit contribution	2,913	5,852
Ending balance	$54,497	$47,377
Related Party Transactions
The Company and certain of its affiliates entered into a Master Contribution and Sale Agreement (the “Master Contribution Agreement”) with Bruce C. Ratner (“Mr. Ratner”), Executive Vice President at the time of the transaction and currently Chairman of Forest City Ratner Companies, and certain entities and individuals affiliated with Mr. Ratner (the “BCR Entities”) in August 2006 to purchase their interests in a total of 30 retail, office and apartment operating properties and service companies in the Greater New York City metropolitan area. The Company issued Class A Common Units (“2006 Units”) in a jointly-owned, limited liability company in exchange for their interests. The 2006 Units may be exchanged for one of the following forms of consideration at the Company’s sole discretion: (i) an equal number of shares of the Company’s Class A common stock or, (ii) cash based on a formula using the average closing price of the Class A common stock at the time of conversion or, (iii) a combination of cash and shares of the Company’s Class A common stock. If the Company elects to pay cash as full or partial consideration in exchange for 2006 Units, the exchanging unit holder(s) may elect to redeem such 2006 Units for an in-kind distribution of one or more properties in lieu of cash, provided certain conditions set forth under the Exchange Rights Agreement adopted pursuant to the Master Contribution Agreement are met. The Company may, in its sole discretion, elect not to proceed with an in-kind redemption if the Company determines in good faith that the Company will suffer any adverse effects from proceeding with the in-kind redemption. The Company has no rights to redeem or repurchase the 2006 Units. Pursuant to the Master Contribution Agreement, certain projects under development would remain owned jointly until each project was completed and achieved “stabilization.” Upon stabilization, each project would be valued and the Company, in its discretion, would choose among various ownership options for the project. As of September 30, 2018, air rights for any future residential vertical development at East River Plaza, a specialty retail center in Manhattan, New York, remains the only development asset subject to this agreement.
In connection with the Master Contribution Agreement, the parties entered into the Tax Protection Agreement (the “Tax Protection Agreement”). The Tax Protection Agreement indemnified the BCR Entities included in the initial closing against taxes payable by reason of any subsequent sale of certain operating properties and expires in November 2018.
Pursuant to the Master Contribution Agreement, 2006 Units not exchanged are entitled to a distribution preference payment equal to the dividends paid on an equivalent number of shares of the Company’s common stock. The Company recorded $0 and $400,000 during the three and nine months ended September 30, 2018, respectively, and $219,000 and $553,000 during the three and nine months ended September 30, 2017, respectively, which is classified as noncontrolling interest expense on the Consolidated Statement of Operations.
In March 2017, certain BCR Entities exchanged 142,879 of the 2006 Units. The Company issued 142,879 shares of its Class A common stock for the exchanged 2006 Units. The Company accounted for the exchange as a purchase of noncontrolling interests, resulting in a reduction of noncontrolling interests of $7,288,000, an increase to Class A common stock of $1,000 and a combined increase to additional paid-in capital of $7,287,000, accounting for the fair value of common stock issued and the difference between the fair value of consideration exchanged and the historical cost basis of the noncontrolling interest balance. At September 30, 2018 and December 31, 2017, 1,111,044 of the 2006 Units were outstanding.

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
As a result of the January 2017 sale of Shops at Bruckner Boulevard, an unconsolidated specialty retail center in Bronx, New York, the Company accrued $482,000 related to a tax indemnity payment due to the BCR Entities in accordance with the terms of the Tax Protection Agreement during the nine months ended September 30, 2017. The Company paid the amount in quarterly installments during the year ended December 31, 2017.
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
In October 2016, the Company entered into a Reimbursement Agreement with RMS (the “Reimbursement Agreement”). The Company agreed to reimburse RMS (together with its officers, directors, employees, beneficiaries, trustees, representatives and agents) (“Reimbursed Persons”) for reasonable and documented fees and out-of-pocket expenses of RMS’s financial, legal and public relations advisors incurred in evaluating and negotiating the Reclassification. In addition, the Company agreed to reimburse the Reimbursed Persons for (i) reasonable costs and expenses incurred in connection with any Proceeding (as defined in the Reimbursement Agreement) to which such Reimbursed Person is a party or otherwise involved in and (ii) any losses, damages or liabilities actually and reasonably suffered or incurred in any such Proceeding by a Reimbursed Person. Amounts incurred subject to the Reimbursement Agreement were approximately $4,060,000 for the nine months ended September 30, 2017.
During the three months ended September 30, 2017, Charles A. Ratner, the Company’s former Chairman of the Board and brother of James A. Ratner, the Company’s then current Chairman of the Board, purchased a life insurance policy from the Company for $826,000, which represented the book value and net cash surrender value of the policy at the time of the transaction.
In March, 2018, the Company entered into agreements with Starboard Value LP ("Starboard") and Scopia Capital Management LP ("Scopia"), which, at that time, owned approximately 3.0% and 8.3% of the Company’s outstanding shares, respectively, to reimburse Starboard and Scopia for their reasonable, documented out-of-pocket fees and expenses incurred in connection with their involvement at the Company, including, but not limited to, the negotiation and the execution of their respective stockholder agreements, provided that such reimbursement will not exceed $200,000 in the aggregate for either Starboard or Scopia. During the nine months ended September 30, 2018, the Company reimbursed Starboard $188,000.

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss consists of unrealized losses on interest rate swaps accounted for as cash flow hedges (including unrealized losses on interest rate swaps accounted for as hedges held by certain of the Company’s equity method investees), net of noncontrolling interest. Accumulated other comprehensive loss was $3,750,000 and $8,563,000 at September 30, 2018 and December 31, 2017, respectively. See Note G – Derivative Instruments and Hedging Activities for detailed information on gains and losses recognized in and reclassified from accumulated other comprehensive loss.
Organizational Transformation and Termination Benefits
The following table summarizes the components of organizational transformation and termination benefits and are reported in the Corporate Segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Termination benefits	$4,095	$1,764	$12,320	$10,501
Strategic alternative costs	4,194	—	16,868	—
Shareholder activism costs	—	869	—	3,520
Total	$8,289	$2,633	$29,188	$14,021
For the periods presented, the Company experienced workplace reductions and recorded the associated termination benefits expenses (outplacement and severance payments based on years of service and other defined criteria) for each occurrence. The Company records a severance liability during the period in which costs are estimable and notification has been communicated to affected employees.
Strategic alternative costs consist primarily of professional fees (legal and investment banking advisors) incurred related to the Merger and the Board of Directors’ process to consider a broad range of alternatives to enhance stockholder value, including, but not limited to, an accelerated and enhanced operating plan, structural alternatives for the Company’s assets, and potential merger, acquisition or sale transactions. If the Merger is consummated, the Company expects to incur additional third party strategic alternative costs, some of which may be material.
Shareholder activism costs are comprised of advisory, legal and other professional fees associated with activism matters.
The following table summarizes the activity in the accrued severance balance for termination benefits:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Accrued severance benefits, beginning balance	$12,188	$11,710	$13,974	$9,969
Termination benefits expense	4,095	1,764	12,320	10,501
Payments	(2,988)	(4,615)	(12,999)	(11,611)
Accrued severance benefits, ending balance	$13,295	$8,859	$13,295	$8,859

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Supplemental Non-Cash Disclosures
The following table summarizes the impact to the applicable balance sheet line items as a result of various non-cash transactions. Non-cash transactions primarily include dispositions of operating properties whereby the nonrecourse mortgage debt is assumed by the buyer or otherwise extinguished at closing, acquisition of properties from the exchange of ownership interests and the related assumption of the non-recourse mortgage debt, exchanges of 2006 Units or senior notes for Class A common stock, changes in consolidation methods of fully consolidated properties due to the occurrence of triggering events including, but not limited to, disposition of a partial interest in rental properties or change in control transactions, change in construction payables and other capital expenditures, notes receivable from the sale of rental properties and capitalization of stock-based compensation granted to employees directly involved with the development and construction of real estate.

	Nine Months Ended September 30,
	2018	2017
	(in thousands)
Non-cash changes to balance sheet - Investing Activities
Projects under construction and development	$(3,698)	$(51,996)
Completed rental properties	164,102	(126,810)
Notes receivable	113,065	2,500
Investments in and advances to affiliates - due to dispositions or change in control	(105,918)	603
Investments in and advances to affiliates - other activity	4,026	(218)
Total	$171,577	$(175,921)
Non-cash changes to balance sheet - Financing Activities
Nonrecourse mortgage debt and notes payable, net	$117,943	$(113,651)
Convertible senior debt, net	(81,115)	(1)
Class A common stock	39	59
Additional paid-in capital	84,249	49,335
Noncontrolling interest	(200,041)	(54,129)
Total	$(78,925)	$(118,387)

B. Notes Receivable
The following table summarizes the interest bearing notes receivable:

	September 30, 2018	December 31, 2017	Maturity Date	Weighted Average Interest Rate
	(in thousands)
Stapleton advances	$165,195	$128,676	Various	8.52%
The Nets sale	—	125,100	January 2021(1)	4.50%
Barclays Center sale	92,600	92,600	January 2019	4.50%
QIC (Regional Mall dispositions)	150,000	36,935	April 2019	4.25%
Other	15,942	15,474	Various	4.97%
Total	$423,737	$398,785
(1) Prior to its contractual due date, the owners of the Brooklyn Nets repaid the note receivable, including unpaid accrued interest, in full during the nine months ended September 30, 2018.

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

C. Nonrecourse Mortgage Debt and Notes Payable, Net
The following table summarizes the nonrecourse mortgage debt and notes payable, net maturities (including liabilities on assets held for sale) as of September 30, 2018:

Years Ending December 31,
(in thousands)
2018	$97,824
2019	325,594
2020	222,275
2021	195,369
2022	208,678
Thereafter	2,153,782
3,203,522
Net unamortized mortgage procurement costs	(29,513)
Total	$3,174,009

D. Revolving Credit Facility
The Company’s Revolving Credit Agreement provides for total available borrowings of $600,000,000 and contains an accordion provision, subject to bank approval, allowing the Company to increase total available borrowings to $750,000,000 (“Revolving Credit Facility”).
The Revolving Credit Facility matures in November 2019, and provides for two six-month extension periods, subject to certain conditions. Borrowings bear interest at the Company’s option at either London Interbank Offered Rate (“LIBOR”) (2.26% at September 30, 2018) plus a margin of 1.15% - 1.85% (1.20% at September 30, 2018) or the Prime Rate (5.25% at September 30, 2018) plus a margin of 0.15% - 0.85% (0.20% at September 30, 2018). In addition, the Revolving Credit Facility is subject to an annual facility fee of 0.20% - 0.35% (0.20% at September 30, 2018) of total available borrowings. Up to $150,000,000 of the available borrowings can be used for letters of credit. The applicable margins and annual facility fee are based on the Company’s total leverage ratio (adjusted quarterly, if applicable).
The Revolving Credit Facility has restrictive covenants, including a prohibition on certain types of dispositions, mergers, consolidations, and limitations on lines of business the Company is allowed to conduct. Additionally, the Revolving Credit Facility contains financial covenants, including the maintenance of a maximum total leverage ratio, maximum secured and unsecured leverage ratios, maximum secured recourse leverage ratio, a minimum fixed charge coverage ratio, and a minimum unencumbered interest coverage ratio (all as specified in the Revolving Credit Agreement). At September 30, 2018, the Company was in compliance with all of these financial covenants.
The following table summarizes available credit on the Revolving Credit Facility:

	September 30, 2018	December 31, 2017
	(in thousands)
Total available borrowings	$600,000	$600,000
Less:
Outstanding borrowings	—	—
Outstanding letters of credit	(23,050)	(36,439)
Available credit	$576,950	$563,561
As of September 30, 2018 and December 31, 2017, unamortized debt issuance costs related to the Revolving Credit Facility of $1,079,000 and $1,798,000, respectively, are included in other assets on the Consolidated Balance Sheets.

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

E. Term Loan, Net
The Company’s Term Loan Credit Agreement provides a $335,000,000 senior unsecured term loan credit facility (“Term Loan”).
The Term Loan matures in May 2021 and bears interest at the Company’s option at either LIBOR (based on the date of the initial borrowings and adjusted monthly thereafter) plus a margin of 1.30% - 2.20% (1.35% at September 30, 2018) or the Prime Rate plus a margin of 0.30% - 1.20% (0.35% at September 30, 2018). The applicable margins are based on the Company’s total leverage ratio. Upon the Company obtaining an investment grade credit rating, established by certain debt rating agencies for the Company’s long term, senior, unsecured non-credit enhanced debt (the “Debt Ratings”), the applicable margin will, at the Company’s election, be based on the Company’s then-current Debt Ratings.
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
The following table summarizes outstanding borrowings of the Term Loan, net:

	September 30, 2018	December 31, 2017
	(in thousands)
Total outstanding borrowings	$335,000	$335,000
Net unamortized debt procurement costs	(1,033)	(1,332)
Total	$333,967	$333,668

F. Convertible Senior Debt, Net
The following table summarizes the convertible senior debt, net:

	September 30, 2018	December 31, 2017
	(in thousands)
4.250% Notes due 2018	$—	$73,215
3.625% Notes due 2020	32,037	40,021
	32,037	113,236
Net unamortized debt procurement costs	(235)	(599)
Total	$31,802	$112,637
Convertible Senior Notes due 2018
Holders had the option to convert their 4.250% Convertible Senior Notes due August 15, 2018 (“2018 Senior Notes”) at their option at any time prior to the close of business on the scheduled trading day immediately preceding the maturity date. Initially, upon conversion, a noteholder would have received 46.1425 shares of Class A common stock per $1,000 principal amount of 2018 Senior Notes (“Conversion Rate”), based on a conversion price of approximately $21.67 per share of Class A common stock, subject to adjustment.

During August 2018, holders of $73,188,000 aggregate principal amount of the 2018 Senior Notes initiated conversion based on a Conversion Rate of 48.6555 shares of Class A common stock equating to a conversion price of approximately $20.55. As a result, converting holders received 3,560,990 shares of Class A common stock in the aggregate. The Company redeemed or paid off at maturity the remaining $20,000 aggregate principal amount of the 2018 Senior Notes at par value using cash on hand.

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Convertible Senior Notes due 2020
Holders may convert their 3.625% Convertible Senior Notes due August 15, 2020 (“2020 Senior Notes”) at their option at any time prior to the close of business on the scheduled trading day immediately preceding the maturity date subject to the Company’s option to give notice of their intention to redeem the remaining 2020 Senior Notes as discussed below. Initially, upon conversion, a holder would have received 41.3129 shares of Class A common stock per $1,000 principal amount of 2020 Senior Notes (“Conversion Rate”), based on a conversion price of approximately $24.21 per share of Class A common stock, subject to adjustment.
The following table summarizes the recent required adjustments to the Conversion Rate and approximate Conversion price of the 2020 Senior Notes triggered by the Company’s cash dividends:

Effective Date	Conversion Rate	Conversion Price
	(in shares)
June 9, 2017	42.3105	$23.63
December 20, 2017	42.8079	$23.36
June 8, 2018	43.5629	$22.96

During August 2018, noteholders of $7,980,000 aggregate principal amount of the 2020 Senior Notes initiated conversion and received 347,631 shares of Class A common stock in the aggregate.

On October 12, 2018, the Company gave notice of its intention to redeem the remaining $32,037,000 aggregate principal amount of 2020 Senior Notes for cash plus accrued and unpaid interest, if any, up to but not including November 21, 2018. Holders have the right to convert their 2020 Senior Notes up to the close of business on November 20, 2018. Through October 26, 2018, holders have converted $7,763,000 aggregate principal amount of the remaining 2020 Senior Notes and received 338,376 shares of Class A common stock in the aggregate.
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
Changes in the fair value of derivatives designated and qualifying as cash flow hedges are recorded in accumulated OCI and subsequently reclassified into earnings during the period the hedged forecasted transaction affects earnings. As of September 30, 2018, the Company expects it will reclassify $1,282,000 of accumulated other comprehensive loss into interest expense and equity in earnings within the next twelve months. However, the actual amount reclassified could vary due to future changes in the fair value of these derivatives.

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Fair Value Hedges of Interest Rate Risk
The Company enters into total rate of return swaps (“TROR”) on various tax-exempt fixed-rate borrowings. The TROR convert borrowings from a fixed rate to a variable rate. The TROR requires the payment of a variable interest rate, generally equivalent to the Securities Industry and Financial Markets Association (“SIFMA”) rate (1.56% at September 30, 2018) plus a spread. Additionally, the Company has guaranteed the fair value of the underlying borrowings. Fluctuation in the value of the TROR is offset by the fluctuation in the value of the underlying borrowings, resulting in minimal financial impact. At September 30, 2018, the aggregate notional amount of TROR designated as fair value hedging instruments is $676,466,000. The underlying TROR borrowings are subject to a fair value adjustment.
The following amounts were recorded on the Consolidated Balance Sheets in nonrecourse mortgage debt and notes payable, net related to the hedged borrowings in fair value hedges:

	September 30, 2018	December 31, 2017
	(in thousands)
Carrying amount of underlying borrowings	$676,466	$605,036
Cumulative fair value adjustments to underlying borrowings	(2,722)	3,210
Fair value of underlying borrowings	$673,744	$608,246
Nondesignated Hedges of Interest Rate Risk
The Company uses derivative contracts to hedge certain interest rate risk, even though the contracts do not qualify for, or the Company has elected not to apply, hedge accounting. In these situations, the derivative is recorded at its fair value with changes reflected in earnings.
The Company has certain undesignated TROR where the associated debt is held by an unconsolidated affiliate or unrelated third parties. The change in fair value of these TROR is recognized in earnings. At September 30, 2018, the aggregate notional amount of these TROR is $180,321,000.
The following table summarizes the fair values and location in the Consolidated Balance Sheets of all derivative instruments:

	Fair Value of Derivative Instruments
	Asset Derivatives (included in Other Assets)		Liability Derivatives (included in Accounts Payable, Accrued Expenses and Other Liabilities)
	Current Notional	Fair Value	Current Notional	Fair Value
	(in thousands)
	September 30, 2018
Derivatives Designated as Hedging Instruments
Interest rate swaps	$96,271	$2,046	$—	$—
TROR	409,151	679	267,315	3,401
Total	$505,422	$2,725	$267,315	$3,401
Derivatives Not Designated as Hedging Instruments
Interest rate caps	$69,518	$—	$—	$—
TROR	89,124	2,509	91,197	8,619
Total	$158,642	$2,509	$91,197	$8,619

	December 31, 2017
Derivatives Designated as Hedging Instruments
Interest rate swaps	$63,372	$1,129	$34,078	$863
TROR	369,021	3,862	236,015	652
Total	$432,393	$4,991	$270,093	$1,515
Derivatives Not Designated as Hedging Instruments
Interest rate caps	$69,518	$—	$—	$—
TROR	100,466	4,107	36,280	11,330
Total	$169,984	$4,107	$36,280	$11,330

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

The following table summarizes the impact of gains and losses related to derivative instruments designated as cash flow hedges on accumulated other comprehensive income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Gain (loss) on interest rate contracts recognized in Accumulated OCI	$264	$(49)	$1,942	$(385)

Loss on interest rate contracts reclassified from Accumulated OCI to the Statements of Operations
Interest expense	$(389)	$(684)	$(1,425)	$(2,194)
Earnings (loss) from unconsolidated entities	(393)	(605)	(1,337)	(1,981)
	$(782)	$(1,289)	$(2,762)	$(4,175)

The following table summarizes the impact of gains and losses related to cash flow and fair value hedging relationships in the Consolidated Statements of Operations:

		Three Months Ended September 30,		Nine Months Ended September 30,
	Location on Consolidated Statements of Operations	2018	2017	2018	2017
Cash Flow Hedging Relationships		(in thousands)
Loss on interest rate contracts reclassified from Accumulated OCI	Interest expense	$(389)	$(684)	$(1,425)	$(2,194)

Fair Value Hedging Relationships
Gain (loss) on TROR	Interest expense	$517	$2,869	$(5,932)	$9,367
Gain (loss) on underlying borrowings	Interest expense	(517)	(2,869)	5,932	(9,367)
Total Fair Value Hedging Relationships		$—	$—	$—	$—
The following table summarizes the impact of gains and losses related to derivative instruments not designated as cash flow hedges or fair value hedges in the Consolidated Statements of Operations:

		Net Gain (Loss) Recognized
		Three Months Ended September 30,		Nine Months Ended September 30,
	Location on Consolidated Statements of Operations	2018	2017	2018	2017
Derivatives Not Designated as Hedging Instruments		(in thousands)
Interest rate caps and interest rate swaps	Interest expense	$—	$(45)	$—	$(45)
TROR	Interest expense	$921	$(432)	$2,230	$1,366
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
Agreements with derivative counterparties contain provisions under which the counterparty could terminate the derivative obligations if the Company defaults on its obligations under the Revolving Credit Agreement and designated conditions are fulfilled. In instances where the Company’s subsidiaries have derivative obligations secured by a mortgage, the derivative obligations could be terminated if the indebtedness between the two parties is terminated, either by loan payoff or default of the indebtedness. In addition, certain subsidiaries have agreements containing provisions whereby the subsidiaries must maintain certain minimum financial ratios. As of September 30, 2018, the Company does not have any derivative contracts containing credit-risk related contingent features, such as a credit rating downgrade, that may trigger collateral to be posted with a counterparty.

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

H. Fair Value Measurements
Fair Value Measurements on a Recurring Basis
The Company’s financial assets consist of interest rate swaps and TROR with positive fair values included in other assets. The Company’s financial liabilities consist of interest rate swaps and TROR with negative fair values included in accounts payable, accrued expenses and other liabilities and borrowings subject to TROR included in nonrecourse mortgage debt and notes payable, net.
The following table summarizes information about financial assets and liabilities measured at fair value on a recurring basis, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value:

	September 30, 2018
	Level 1	Level 2	Level 3	Total
	(in thousands)
Interest rate swaps (assets)	$—	$2,046	$—	$2,046
TROR (assets)	—	—	3,188	3,188
TROR (liabilities)	—	—	(12,020)	(12,020)
Fair value adjustment to the borrowings subject to TROR	—	—	2,722	2,722
Total	$—	$2,046	$(6,110)	$(4,064)

	December 31, 2017
	(in thousands)
Interest rate swaps (assets)	$—	$1,129	$—	$1,129
Interest rate swaps (liabilities)	—	(863)	—	(863)
TROR (assets)	—	—	7,969	7,969
TROR (liabilities)	—	—	(11,982)	(11,982)
Fair value adjustment to the borrowings subject to TROR	—	—	(3,210)	(3,210)
Total	$—	$266	$(7,223)	$(6,957)
The following table presents a reconciliation of financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Net TROR	Fair value adjustment to the borrowings subject to TROR	Total
	(in thousands)
Nine Months Ended September 30, 2018
Balance, January 1, 2018	$(4,013)	$(3,210)	$(7,223)
Total realized and unrealized gains (losses):
Included in earnings
Fair market value adjustment	(2,799)	5,029	2,230
Settlement of TROR designated as fair value hedge	(903)	903	—
Settlement of TROR not designated as a fair value hedge	(1,117)	—	(1,117)
Balance, September 30, 2018	$(8,832)	$2,722	$(6,110)
Nine Months Ended September 30, 2017
Balance, January 1, 2017	$(15,573)	$7,434	$(8,139)
Total realized and unrealized gains (losses):
Included in earnings
Fair market value adjustment	10,733	(9,367)	1,366
Balance, September 30, 2017	$(4,840)	$(1,933)	$(6,773)

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

The following table presents quantitative information about the significant unobservable inputs used to estimate the fair value of financial instruments measured on a recurring basis as of September 30, 2018:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value September 30, 2018	Valuation Technique	Unobservable Input	Input Values
	(in thousands)
TROR	$(8,832)	Third party bond pricing	Bond valuation	95.43 - 107.97
Fair value adjustment to the borrowings subject to TROR	$2,722	Third party bond pricing	Bond valuation	95.43 - 101.22
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
The following table summarizes the fair value of nonrecourse mortgage debt and notes payable, net (exclusive of the fair value of derivatives), term loan, net and convertible senior debt, net:

	September 30, 2018		December 31, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Nonrecourse mortgage debt and notes payable, net	$3,174,009	$3,108,343	$2,998,361	$2,995,559
Term loan, net	333,967	333,977	333,668	333,726
Convertible senior debt, net	31,802	34,976	112,637	130,942
Total	$3,539,778	$3,477,296	$3,444,666	$3,460,227

I. Capital Stock
Share Repurchase Authorization
On March 22, 2018, the Board approved an increase in the Company's existing $100,000,000 share repurchase program to an aggregate total of $400,000,000. The shares may be repurchased, in light of prevailing market and economic conditions, to take advantage of investment opportunities at times when the Board and Company management believe the market price of the common stock does not accurately reflect the underlying value of the Company. The Company had not repurchased any shares under this program through July 30, 2018 and pursuant to the Merger Agreement, the Company is not permitted to repurchase shares of its Class A common stock prior to the completion of the proposed Merger.

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
During the nine months ended September 30, 2017, certain professional and consulting fees, including investment banking success fees, incurred directly related to the stock conversion were recorded as a $9,305,000 reduction to additional paid-in capital, in accordance with applicable accounting requirements when raising permanent equity. Amounts include costs paid on behalf of RMS in accordance with the Reimbursement Agreement. See the “Other Related Party Transactions” section of Note A – Accounting Policies for detailed information on the Reimbursement Agreement.
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
Pursuant to the Merger Agreement, the Company has agreed not to pay regular, quarterly distributions to the holders of the Class A common stock prior to the completion of the Merger, except to the extent that dividends and other distributions are necessary for the Company to maintain its status as a REIT. Any payment of dividends prior to the completion of the Merger will result in a corresponding reduction in the Merger Consideration. There were no dividends declared during the three months ended September 30, 2018.
K. Stock-Based Compensation
During the nine months ended September 30, 2018, the Company granted 702,904 shares of restricted stock and 217,548 performance shares under the Company’s 1994 Stock Plan. The restricted stock had a weighted-average fair value of $21.05 per share, based on the closing price of the Class A common stock on the date of grant. The performance shares had a grant-date fair value of $17.44 per share, which was computed using a Monte Carlo simulation.
At September 30, 2018, $15,283,000 of unrecognized compensation cost related to restricted stock is expected to be recognized over a weighted-average period of 24 months and $5,051,000 of unrecognized compensation cost related to performance shares is expected to be recognized over a weighted-average period of 21 months.

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

The following table summarizes stock-based compensation costs recognized in the financial statements:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Stock option costs	$—	$126	$84	$463
Restricted stock costs	3,245	4,494	9,909	13,440
Performance share costs	1,116	2,633	3,263	7,391
Total stock-based compensation costs	4,361	7,253	13,256	21,294
Less amount capitalized into qualifying real estate projects	(1,004)	(2,101)	(3,056)	(6,401)
Amount charged to operating expenses	3,357	5,152	10,200	14,893
Depreciation expense on capitalized stock-based compensation	637	216	1,220	665
Total stock-based compensation expense	$3,994	$5,368	$11,420	$15,558
The amount of grant-date fair value expensed immediately for awards granted to retirement-eligible grantees during the nine months ended September 30, 2018 and 2017 was $447,000 and $867,000, respectively.
In connection with the vesting of restricted stock and performance shares during the nine months ended September 30, 2018 and 2017, the Company repurchased 324,654 shares and 252,161 shares, respectively, of Class A common stock to satisfy the employees’ related minimum statutory tax withholding requirements. Shares repurchased during the nine months ended September 30, 2018 and 2017 were returned to unissued shares with an aggregate cost basis of $6,845,000 and $5,598,000, respectively.

L. Write-Offs of Abandoned Development Projects and Demolition Costs
The Company reviews each project under development to determine whether it is probable the project will be developed. If management determines the project will not be developed, its project costs and other related project exit costs are written off as an abandoned development project cost. The Company abandons projects under development for a number of reasons, including, but not limited to, changes in local market conditions, increases in construction or financing costs or third party challenges related to entitlements or public financing. The Company recorded no write-offs of abandoned development projects and demolition costs during the three and nine months ended September 30, 2018. The Company incurred no write-offs of abandoned development projects and demolition costs during the three months ended September 30, 2017 and $1,596,000 during the nine months ended September 30, 2017.
The Company incurred $0 and $6,282,000 as write-offs of abandoned development projects and demolition costs of unconsolidated entities during the three and nine months ended September 30, 2018, respectively, and $1,179,000 and $1,926,000 during the three and nine months ended September 30, 2017, respectively, which is included in equity in earnings and primarily represents non-capitalizable demolition costs at a redevelopment project.

M. Impairment of Real Estate and Impairment of Unconsolidated Entities
Impairment of Real Estate
The Company reviews its real estate for impairment whenever events or changes indicate its carrying value may not be recoverable. In determining whether the carrying costs are recoverable from estimated future undiscounted cash flows, the Company uses various assumptions including future estimated net operating income, estimated holding periods, risk of foreclosure and estimated cash proceeds upon the disposition of the asset. If the carrying costs are not recoverable, the Company records an impairment charge to reduce the carrying value to estimated fair value. The assumptions used to estimate fair value, which are based on current information, are Level 2 or 3 inputs. If the conditions deteriorate or if plans regarding the assets change, additional impairment charges may occur in future periods. There were no impairments of real estate recorded during the three and nine months ended September 30, 2018.
During the three months ended September 30, 2017, the Company began the marketing process of 461 Dean Street, an apartment community in Brooklyn, New York. The initiation of the marketing process triggered management to update its undiscounted cash flow analysis, including its probability weighted estimated holding period. As a result, the estimated probability weighted undiscounted cash flows no longer exceeded the carrying value, requiring the Company to adjust the carrying value to its estimated fair value during the three months ended September 30, 2017, resulting in an impairment charge of $44,288,000. The Company closed on the sale of 461 Dean Street in March 2018.

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Impairment of Unconsolidated Entities
The Company reviews its portfolio of unconsolidated entities for other-than-temporary impairments whenever events or changes indicate its carrying value in the investments may be in excess of fair value. An equity method investment’s value is impaired if management’s estimate of its fair value is less than the carrying value and the difference is deemed to be other-than-temporary. In estimating fair value, assumptions that may be used include comparable sale prices, market discount rates, market capitalization rates and estimated future discounted cash flows specific to the geographic region and property type, all of which are considered Level 3 inputs. For recently opened properties, assumptions also include the timing of initial property lease up. In the event initial property lease up assumptions differ from actual results, estimated future discounted cash flows may vary, resulting in impairment charges in future periods. There were no impairments of unconsolidated entities recorded during the three and nine months ended September 30, 2018.
During the three months ended September 30, 2017, the Company signed a definitive agreement for the sale of Westchester’s Ridge Hill, a regional mall in Yonkers, New York, to its partner. This triggered management to update its impairment analysis, including its estimated selling price. As a result, the estimated fair value no longer exceeded the carrying value, requiring the Company to adjust the carrying value to its estimated fair value during the three months ended September 30, 2017, resulting in an impairment charge of $10,600,000. The Company closed on the sale of Westchester’s Ridge Hill in April 2018.
Impairment - Fair Value Information
The following table presents quantitative information about the significant unobservable inputs used to determine the fair value of the impaired real estate for the nine months ended September 30, 2017:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value	Valuation Technique	Unobservable Input	Range of Input Values
	(in thousands)
September 30, 2017
Impairment of real estate	$152,575	Indicative bid	Indicative bid	N/A (1)
Impairment of unconsolidated investments	$225,890	Indicative bid	Indicative bid	N/A (1)

(1)	This fair value measurement was derived from a bona fide purchase offer from a third party prospective buyer, subject to the Company’s corroboration for reasonableness.

N. Gain on Change in Control of Interests
The following table summarizes the gain on change in control of interests:

		Three Months Ended September 30,		Nine Months Ended September 30,
		2018	2017	2018	2017
		(in thousands)
University Park at MIT	Cambridge, Massachusetts	$193,674	$—	$193,674	$—
Apartment Communities:
DKLB BKLN	Brooklyn, New York	25,992	—	25,992	—
Bayside Village	San Francisco, California	—	—	117,711	—
		$219,666	$—	$337,377	$—
University Park at MIT
On April 25, 2018, the Company’s jointly owned specialty retail joint venture with Madison International acquired a 50% ownership interest in three life science office buildings located in Cambridge, Massachusetts, for a purchase price of approximately $302,000,000, excluding working capital adjustments and closing costs. Prior to this acquisition, the Company owned the remaining 50% ownership interest in the acquired assets and accounted for this investment on the equity method of accounting. Subsequent to the acquisition, the Company continued to own the remaining 50% ownership interests in the acquired assets and continued to account for this investment on the equity method of accounting as the Madison International joint venture retained the same rights as the previous partner was entitled to. On July 24, 2018, the Company exchanged its preferred ownership interests in nine of the specialty retail assets owned by the joint venture for the acquired assets in a non-cash transaction. Following this exchange, the Company owns approximately 100% of the acquired assets and fully consolidates the properties. In accordance with accounting guidance, the Company recorded the assets received at their fair value (based upon the income approach using current rents and market cap rates and discount rates) and recorded a gain on change in control as noted above.

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

DKLB BKLN
On June 27, 2018, the Company’s jointly owned specialty retail joint venture with Madison International acquired a 49% ownership interest in DKLB BKLN, a 365-unit apartment community located in Brooklyn, New York, for a purchase price of approximately $93,500,000, excluding working capital adjustments and closing costs. Prior to this acquisition, the Company owned the remaining 51% ownership interest in the acquired asset and accounted for this investment on the equity method of accounting. Subsequent to the acquisition, the Company continued to own the remaining 51% ownership interest in the acquired asset and accounted for this investment on the equity method of accounting as the Madison International joint venture retained the same rights of which the previous partner was entitled. On September 25, 2018, the Company exchanged its preferred ownership interests in one of the specialty retail assets owned by the joint venture for the acquired asset in a non-cash transaction. Following this exchange, the Company owns 100% of the acquired asset and fully consolidates the property. In accordance with accounting guidance, the Company recorded the asset received at its fair value (based upon the income approach using current rents and market cap rates and discount rates) and recorded a gain on change in control as noted above.
The fair value of the University Park at MIT and DKLB BKLN acquisitions was allocated as follows. All amounts are presented in thousands.

	University Park at MIT	DKLB BKLN	Total
Real Estate, net	$538,887	$188,006	$726,893
Cash and restricted cash	13,646	5,378	19,024
Other assets (1)	84,315	4,396	88,711
	636,848	197,780	834,628
Mortgage debt and notes payable, nonrecourse	(269,962)	(104,442)	(374,404)
Other liabilities (2)	(15,431)	(1,952)	(17,383)
Noncontrolling interest	(6,674)	—	(6,674)
Net Assets Acquired	$344,781	$91,386	$436,167

Gains on change in control of interests	$193,674	$25,992	$219,666
Carrying value of previously held equity interests	(35,225)	21,083	(14,142)
Fair value of previously held equity interests (3)	158,449	47,075	205,524
Fair value of ownership interests exchanged (4)	186,332	44,311	230,643
Total consideration	$344,781	$91,386	$436,167

(1)	Other assets includes $20,200 of in-place leases and $60,188 of below-market ground leases with weighted-average lives of 6.5 years and 65 years, respectively.

(2)	Other liabilities includes $9,840 of below-market tenant leases with weighted-average lives of 6.5 years.

(3)
The significant assumptions used to value the previously held equity interests in the University Park at MIT and DKLB BKLN assets were determined to be Level 3 inputs. The weighted-average terminal capitalization rate and the weighted-average discount rate applied to cash flows for University Park at MIT were 5.6% and 6.8%, respectively. The weighted-average terminal capitalization rate and the weighted-average discount rate applied to cash flows for DKLB BKLN were 4.5% and 5.5%, respectively.

(4)	Includes the Company’s fair value of the preferred equity interests in the properties exchanged, plus cash contributed to the joint venture.
Bayside Village
In January 2018, our 50% noncontrolling partner at Bayside Village, an apartment community in San Francisco, CA, closed on a transaction where they sold the majority of their 50% ownership interest to an unrelated third party. Prior to this transaction, the Company fully consolidated the property, as the outside partner, in accordance with the partnership agreement, lacked any substantive participating rights. Simultaneously with the sale, the Company amended the partnership agreement to grant substantive participating rights to the new outside partner and received a cash payment of $24,000,000 in connection with such amendment. The joint venture is adequately capitalized and does not contain the characteristics of a VIE. Based on the substantive participating rights held by the new outside partner, the Company concluded it appropriate to deconsolidate the entity and account for the Company’s 50% investment in the property using the equity method of accounting. The Company remeasured its equity interest in the property, as required by the accounting guidance, at fair value (based upon the income approach using current rents and market discount rates). As a result of the deconsolidation and the current estimated fair value, the Company removed approximately $415,000,000 of real estate, net, $127,000,000 of nonrecourse mortgage debt, net, $133,090,000 of noncontrolling interest from the Consolidated Balance Sheet, increased investments in and advances to unconsolidated entities by approximately $227,000,000 and recorded $117,711,000 as a gain on change in control of interests in the Consolidated Statement of Operations for the nine months ended September 30, 2018.

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

O. Loss on Extinguishment of Debt
For the three and nine months ended September 30, 2018, the Company recorded $19,000 and $3,995,000, respectively, primarily related to debt refinancings during the six months ended June 30, 2018 at Pavilion and Museum Towers, apartment buildings in Chicago, Illinois and Philadelphia, Pennsylvania, respectively. For the three and nine months ended September 30, 2017, the Company recorded $0 and $2,843,000, respectively, primarily related to Illinois Science and Technology Park, office buildings in Skokie, Illinois that were sold during the first quarter of 2017.

P. Net Gain on Disposition of Interest in Unconsolidated Entities
The following table summarizes the net gain on disposition of interest in unconsolidated entities which are included in earnings (loss) from unconsolidated entities:

		Three Months Ended September 30,		Nine Months Ended September 30,
		2018	2017	2018	2017
		(in thousands)
Specialty Retail - Madison International	Various	$181,504	$—	$181,504	$—
Regional Malls - QIC	Various	—	—	75,107	—
Federally assisted housing apartments	Various	—	28,828	8,899	73,130
Shops at Bruckner Boulevard (Specialty Retail Center)	Bronx, New York	—	—	—	8,183
Other		—	—	—	469
		$181,504	$28,828	$265,510	$81,782
During the three months ended September 30, 2018, the Company exchanged its preferred ownership interests in ten specialty retail properties included in the Madison International joint venture for our partner’s 50% ownership interest in three life science office buildings located in Cambridge, Massachusetts, and our partner’s 49% ownership interest in DKLB BKLN, a 365-unit apartment community located in Brooklyn, New York, in non-cash transactions.
During the nine months ended September 30, 2018, the Company completed the sale of Antelope Valley Mall (Q1 2018), Mall at Robinson (Q1 2018), Shops at Wiregrass (Q1 2018), Victoria Gardens - Bass Pro Shops (Q1 2018) and Westchester’s Ridge Hill (Q2 2018) under our signed definitive agreement with QIC. These 2018 dispositions generated net cash proceeds of approximately $84,671,000 and a note receivable of $113,065,000, which matures in April 2019.
During the nine months ended September 30, 2018, the Company completed the sale of five unconsolidated federally assisted housing (“FAH”) apartment communities. These dispositions resulted in net cash proceeds of $3,013,000. During the nine months ended September 30, 2017, the Company completed the sale of twenty-nine unconsolidated FAH apartment communities. These dispositions resulted in net cash proceeds of $56,969,000.
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
Income tax expense was $2,981,000 and $3,940,000 for the three and nine months ended September 30, 2018, respectively, and $304,000 and $4,817,000 for the three and nine months ended September 30, 2017, respectively. The Company did not recognize any federal corporate income tax on its earnings in the REIT for any of the periods presented.

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

At December 31, 2017, the TRSs had a federal net operating loss carryforward for tax purposes of $106,505,000 available to use on its tax return expiring in the years ending December 31, 2028 through 2037. At December 31, 2017, the Company had a federal net operating loss carryforward of $77,390,000 available to use on its REIT tax return expiring in the years ending December 31, 2034 and 2035.

R. Net Gain (Loss) on Disposition of Rental Properties, Net of Tax
The following table summarizes the net gain (loss) on disposition of rental properties, net of tax:

		Three Months Ended September 30,		Nine Months Ended September 30,
		2018	2017	2018	2017
		(in thousands)
Specialty Retail Centers:
Brooklyn Commons	Brooklyn, New York	$—	$—	$25,736	$—
Fairmont Cinema	San Jose, California	—	—	—	4,128
Avenue at Tower City Center & Tower City Parking	Cleveland, Ohio	—	—	—	500
Apartments:
Kapolei Lofts	Kapolei, Hawaii	60,931	—	60,931	—
461 Dean Street	Brooklyn, New York	—	—	(3,713)	—
Office Building:
Illinois Science & Technology Park (4 buildings)	Skokie, Illinois	—	—	—	3,771
Post Office Plaza	Cleveland, Ohio	—	(1,244)	—	(1,244)
Federally assisted housing apartment		—	375	464	375
Other		—	613	750	6,235
		60,931	(256)	84,168	13,765
Income tax effect		—	—	(130)	(192)
		$60,931	$(256)	$84,038	$13,573
Kapolei Lofts
During the nine months ended September 30, 2018, the Company completed the sale of Kapolei Lofts, an apartment community in Kapolei, Hawaii. The Company received cash proceeds of $26,935,000, net of noncontrolling interest and recorded a gain of $60,931,000 with $43,111,000 representing the amount allocated to noncontrolling interest.
Brooklyn Commons
During the nine months ended September 30, 2018, the Company completed the sale of Brooklyn Commons, a specialty retail center in Brooklyn, New York. The Company received net restricted cash proceeds of $31,523,000, being held by an intermediary at September 30, 2018, which was redeployed in a Section 1031 exchange during October 2018.
461 Dean Street
During the nine months ended September 30, 2018, the Company completed the sale of 461 Dean Street, an apartment community in Brooklyn, New York. The Company received net cash proceeds of $147,193,000.
Illinois Science & Technology Park
During the nine months ended September 30, 2017, the Company completed the sale of Illinois Science & Technology Park, comprised of four life science office buildings in Skokie, Illinois. The Company received net cash proceeds of $16,494,000.

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
The reconciliation of the basic and diluted EPS computations is shown in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Numerators (in thousands)
Net earnings attributable to Forest City Realty Trust, Inc.	$447,173	$5,454	$715,432	$103,124
Distributed and undistributed earnings allocated to participating securities	(3,872)	(205)	(5,940)	(720)
Net earnings attributable to common stockholders ‑ Basic	$443,301	$5,249	$709,492	$102,404
Undistributed earnings allocated to participating securities	—	—	—	125
Interest on convertible debt	710	—	2,991	—
Preferred distribution on Class A Common Units	—	—	—	553
Net earnings attributable to common stockholders ‑ Diluted	$444,011	$5,249	$712,483	$103,082
Denominators
Weighted average shares outstanding ‑ Basic	267,978,704	265,260,403	266,468,193	261,566,151
Effect of stock options and performance shares	1,109,855	1,001,792	679,356	718,584
Effect of convertible debt	3,326,824	—	4,637,923	—
Effect of convertible Class A Common Units	—	—	—	1,757,072
Weighted average shares outstanding ‑ Diluted (1) (2)	272,415,383	266,262,195	271,785,472	264,041,807
Earnings Per Share
Net earnings attributable to common stockholders ‑ Basic	$1.65	$0.02	$2.66	$0.39
Net earnings attributable to common stockholders ‑ Diluted	$1.63	$0.02	$2.62	$0.39

(1)
Incremental shares from restricted stock, convertible securities and Class A Common Units of 1,626,009 and 1,638,320 for the three and nine months ended September 30, 2018, respectively, and 7,453,768 and 5,893,292 for the three and nine months ended September 30, 2017, respectively, were not included in the computation of diluted EPS because their effect is anti-dilutive.

(2)
Weighted-average options, restricted stock and performance shares of 14,120 and 494,590 for the three and nine months ended September 30, 2018, respectively, and 698,333 and 1,375,366 for the three and nine months ended September 30, 2017, respectively, were not included in the computation of diluted EPS because their effect is anti-dilutive under the treasury stock method.

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

T. Segment Information
The following tables summarize financial data for the Company’s reportable operating segments. All amounts are presented in thousands.

	September 30, 2018	December 31, 2017
	Identifiable Assets
Office	$3,691,382	$3,025,810
Apartments	2,297,394	2,246,479
Retail	360,005	368,353
Total Operations	6,348,781	5,640,642
Development	1,706,763	2,020,273
Corporate	520,802	402,372
	$8,576,346	$8,063,287

	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017	2018	2017	2018	2017
	Revenues				Operating Expenses
Office	$122,443	$108,165	$344,775	$339,087	$45,017	$41,104	$129,614	$128,618
Apartments	69,424	72,086	215,449	216,498	35,059	30,874	103,533	96,968
Retail	4,978	14,009	15,035	43,803	5,026	9,532	12,664	30,882
Total Operations	196,845	194,260	575,259	599,388	85,102	81,510	245,811	256,468
Development	21,385	39,284	60,229	86,604	13,298	29,337	40,404	71,236
Corporate	—	—	—	—	18,025	19,113	64,519	60,102
	$218,230	$233,544	$635,488	$685,992	$116,425	$129,960	$350,734	$387,806

	Depreciation and Amortization				Capital Expenditures
Office	$32,901	$28,471	$88,694	$97,382	$22,792	$12,831	$41,407	$40,132
Apartments	20,288	19,442	61,106	57,452	7,706	9,264	17,243	19,370
Retail	626	2,889	2,065	8,404	975	912	2,012	3,073
Total Operations	53,815	50,802	151,865	163,238	31,473	23,007	60,662	62,575
Development	6,147	8,764	16,220	24,299	63,768	80,368	180,282	241,990
Corporate	963	628	2,567	1,959	162	2,008	922	2,372
	$60,925	$60,194	$170,652	$189,496	$95,403	$105,383	$241,866	$306,937
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

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

The reconciliations of net earnings (loss) to Adjusted EBITDA by segment are shown in the following tables. All amounts are presented in thousands.

Three Months Ended September 30, 2018	Office	Apartments	Retail	Total Operations	Development	Corporate	Total
Net earnings (loss) attributable to Forest City Realty Trust, Inc.	$237,920	$67,436	$194,047	$499,403	$1,889	$(54,119)	$447,173
Depreciation and amortization	32,514	23,285	9,062	64,861	6,008	963	71,832
Interest expense	—	—	—	—	—	43,236	43,236
Amortization of mortgage procurement costs	—	—	—	—	—	1,520	1,520
Income tax expense	—	—	—	—	—	3,347	3,347
Loss on extinguishment of debt	—	—	—	—	—	19	19
Gain on disposition of rental properties	—	(17,820)	—	(17,820)	—	—	(17,820)
Gain on disposition of unconsolidated entities	—	—	(181,504)	(181,504)	—	—	(181,504)
Gain on change in control of interests	(193,674)	(25,992)	—	(219,666)	—	—	(219,666)
Organizational transformation and termination benefits	—	—	—	—	—	8,289	8,289
Adjusted EBITDA attributable to Forest City Realty Trust, Inc.	$76,760	$46,909	$21,605	$145,274	$7,897	$3,255	$156,426

Three Months Ended September 30, 2017	Office	Apartments	Retail	Total Operations	Development	Corporate	Total
Net earnings (loss) attributable to Forest City Realty Trust, Inc.	$39,073	$50,708	$12,017	$101,798	$(45,620)	$(50,724)	$5,454
Depreciation and amortization	29,408	22,347	17,654	69,409	7,814	628	77,851
Interest expense	—	—	—	—	—	50,836	50,836
Amortization of mortgage procurement costs	—	—	—	—	—	1,807	1,807
Income tax expense	—	—	—	—	—	304	304
Impairment of consolidated real estate	—	—	—	—	44,288	—	44,288
Impairment of unconsolidated real estate	—	—	10,600	10,600	—	—	10,600
Net (gain) loss on disposition of rental properties	1,182	1,876	(517)	2,541	—	—	2,541
Gain on disposition of unconsolidated entities	—	(27,721)	—	(27,721)	—	—	(27,721)
Organizational transformation and termination benefits	—	—	—	—	—	2,633	2,633
Adjusted EBITDA attributable to Forest City Realty Trust, Inc.	$69,663	$47,210	$39,754	$156,627	$6,482	$5,484	$168,593

Forest City Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Nine Months Ended September 30, 2018	Office	Apartments	Retail	Total Operations	Development	Corporate	Total
Net earnings (loss) attributable to Forest City Realty Trust, Inc.	$321,854	$243,229	$328,601	$893,684	$(4,823)	$(173,429)	$715,432
Depreciation and amortization	89,730	69,527	30,306	189,563	17,721	2,567	209,851
Interest expense	—	—	—	—	—	129,734	129,734
Amortization of mortgage procurement costs	—	—	—	—	—	4,563	4,563
Income tax expense	—	—	—	—	—	4,721	4,721
Loss on extinguishment of debt	—	—	—	—	—	3,495	3,495
Net (gain) loss on disposition of rental properties	—	(19,034)	(25,735)	(44,769)	3,712	—	(41,057)
Gain on disposition of unconsolidated entities	—	(8,899)	(256,259)	(265,158)	—	—	(265,158)
Gain on change in control of interests	(193,674)	(143,703)	—	(337,377)	—	—	(337,377)
Organizational transformation and termination benefits	—	—	—	—	—	29,188	29,188
Adjusted EBITDA attributable to Forest City Realty Trust, Inc.	$217,910	$141,120	$76,913	$435,943	$16,610	$839	$453,392

Nine Months Ended September 30, 2017	Office	Apartments	Retail	Total Operations	Development	Corporate	Total
Net earnings (loss) attributable to Forest City Realty Trust, Inc.	$120,967	$154,712	$70,411	$346,090	$(61,492)	$(181,474)	$103,124
Depreciation and amortization	100,039	67,439	50,294	217,772	19,260	1,959	238,991
Interest expense	—	—	—	—	—	147,524	147,524
Amortization of mortgage procurement costs	—	—	—	—	—	5,548	5,548
Income tax expense	—	—	—	—	—	5,009	5,009
Impairment of consolidated real estate	—	—	—	—	44,288	—	44,288
Impairment of unconsolidated real estate	—	—	10,600	10,600	—	—	10,600
Loss on extinguishment of debt	—	—	—	—	—	4,468	4,468
Net (gain) loss on disposition of rental properties	(2,589)	(3,746)	(5,145)	(11,480)	—	—	(11,480)
Gain on disposition of unconsolidated entities	—	(71,835)	(8,183)	(80,018)	—	—	(80,018)
Organizational transformation and termination benefits	—	—	—	—	—	14,021	14,021
Adjusted EBITDA attributable to Forest City Realty Trust, Inc.	$218,417	$146,570	$117,977	$482,964	$2,056	$(2,945)	$482,075

U. Subsequent Event
On October 4, 2018, the Company completed the sale of the Fidelity Investments office building in Albuquerque, New Mexico. Real estate, net of $29,014,000 and nonrecourse mortgage debt, net of $10,022,000 related to the Fidelity Investments building were classified in assets held for sale and liabilities of assets held for sale, respectively, at September 30, 2018. The sale generated net cash proceeds of approximately $33,588,000, which are expected to be redeployed in a Section 1031 exchange.

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
RESULTS OF OPERATIONS
Corporate Description
We principally engage in the operation, development, management and acquisition of office, apartment and retail real estate and land throughout the United States. We have approximately $8.6 billion of consolidated assets in 16 states and the District of Columbia at September 30, 2018. Our core markets include Boston, Chicago, Dallas, Denver, Los Angeles, Philadelphia, and the greater metropolitan areas of New York City, San Francisco and Washington, D.C. We have regional offices in Boston, Dallas, Denver, Los Angeles, New York City, San Francisco, Washington, D.C., and our corporate headquarters in Cleveland, Ohio.
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
In addition, on March 22, 2018, we announced our entry into agreements with Starboard Value LP ("Starboard") and Scopia Capital Management LP ("Scopia"), which, as of March 22, 2018, owned approximately 3.0% and 8.3% of our outstanding shares, respectively, and RMS, Limited Partnership ("RMS"), which, prior to the elimination of our dual-class stock structure in 2017, was our controlling stockholder, pursuant to which:

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

•	David J. LaRue, Kenneth J. Bacon, Z. Jamie Behar and James A. Ratner continued their service on the Board.
Merger Agreement
On July 30, 2018, after careful consideration the Board voted seven to five to enter into an Agreement and Plan of Merger (the “Merger Agreement”) with Antlia Holdings LLC (“Parent”) and Antlia Merger Sub Inc. (“Merger Sub”), pursuant to which, upon the terms and subject to the conditions set forth therein, Merger Sub will merge with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly owned subsidiary of Parent. Consummation of the Merger is subject to the satisfaction or waiver of specified closing conditions, including the approval of the Merger by the affirmative vote of the holders of a majority of the Company’s outstanding shares Class A common stock entitled to vote on such matter at a meeting of the Company’s stockholders scheduled to be held November 15, 2018 (“the Special Meeting”) and other customary closing conditions for a transaction of this type.

We expect to complete the Merger in the fourth quarter of 2018. Completion of the Merger is, however, subject to various conditions noted above, and it is possible that factors outside our control could result in the Merger being completed at a later time or not at all. There may be a substantial amount of time between the Special Meeting and the completion of the Merger. We hope to complete the Merger as soon as reasonably practicable following the satisfaction of all applicable conditions. For additional information regarding the Merger or the Merger Agreement, see Note A to the Consolidated Financial Statements and our other filings made with the Securities and Exchange Commission (“SEC”), which are available at the SEC’s public reference facilities or on the SEC’s website at www.sec.gov. Please also see Part II, Item 1A, “Risk Factors” in this Form 10-Q for a discussion of the risk’s related to the Merger and the Merger Agreement.
Milestones
Significant milestones achieved in the third quarter of 2018 include:

•
Entered into a Merger Agreement whereby, subject to the conditions set forth in the Merger Agreement, affiliates of Brookfield Asset Management, Inc. will acquire all of our outstanding Class A common stock. The Merger is expected to close in the fourth quarter of 2018;

•
Exchanged our preferred ownership interests in nine specialty retail assets owned by the retail joint venture with Madison International for the retail joint venture’s ownership interest in 300 Massachusetts Ave, 350 Massachusetts Ave, and 38 Sidney Street, three life science office properties at University Park at MIT, in a non-cash transaction;

•
Exchanged our preferred ownership interests in one specialty retail asset owned by the retail joint venture with Madison International for the retail joint venture’s ownership interests in DKLB BKLN, an apartment community in Brooklyn, New York, in a non-cash transaction;

•
Through our jointly owned specialty retail joint venture with Madison International, we acquired our partner’s 75% interest in 3700M, an apartment community in Dallas, Texas, for a purchase price of $78,375,000;

•	Completed the sale of Kapolei Lofts, an apartment community in Kapolei, Hawaii. The sale generated net cash proceeds of approximately $26,935,000;

•	Paid off the maturing $59,189,000 nonrecourse mortgage which encumbered Glen Forest Office Park, an eleven building consolidated office park in Richmond, Virginia, using cash on hand;

•	Settled conversions of $73,188,000 in aggregate principal amount of our 4.25% Convertible Senior Notes due 2018 for 3,560,990 shares of Class A common stock; and

•	Settled conversions of $7,980,000 in aggregate principal amount of our 3.625% Convertible Senior Notes due 2020 (“our 2020 Senior Notes”) for 347,631 shares of Class A common stock.
In addition, subsequent to September 30, 2018, we achieved the following significant milestones:

•
Completed the sale of the Fidelity Investments office building in Albuquerque, New Mexico. The sale generated net cash proceeds of approximately $33,588,000, which are expected to be redeployed in a Section 1031 exchange;

•
On October 12, 2018, we provided notice of our intention to redeem the remaining $32,037,000 aggregate principal amount of our 2020 Senior Notes for cash plus accrued and unpaid interest, if any, up to, but not including, November 21, 2018. Holders have the right to convert their 2020 Senior Notes up to the close of business on November 20, 2018. Through October 26, 2018, holders have converted $7,763,000 aggregate principal amount of the remaining 2020 Senior Notes and received 338,376 shares of Class A common stock in the aggregate; and

•	On October 12, 2018, we filed a definitive proxy with the SEC, which includes notice that the Special Meeting to vote on the Merger Agreement has been scheduled for November 15, 2018.

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

Reconciliation of Earnings Before Income Taxes (GAAP) to Net Operating Income (non-GAAP) (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Earnings before income taxes (GAAP)	$430,448	$13,051	$668,990	$102,968
Earnings from unconsolidated entities	(188,873)	(26,523)	(277,548)	(95,016)
Earnings before income taxes and earnings from unconsolidated entities	241,575	(13,472)	391,442	7,952
Land sales	(7,920)	(21,786)	(23,359)	(45,308)
Cost of land sales	2,723	13,301	7,943	22,996
Other land development revenues	(3,574)	(1,781)	(9,612)	(4,748)
Other land development expenses	2,338	2,977	7,132	7,575
Corporate general and administrative expenses	9,736	16,480	35,331	46,081
Organizational transformation and termination benefits	8,289	2,633	29,188	14,021
Depreciation and amortization	60,925	60,194	170,652	189,496
Write-offs of abandoned development projects and demolition costs	—	—	—	1,596
Impairment of real estate	—	44,288	—	44,288
Interest and other income	(13,296)	(20,361)	(34,773)	(40,529)
Gains on change in control of interests	(219,666)	—	(337,377)	—
Interest expense	30,882	31,597	86,849	88,473
Amortization of mortgage procurement costs	1,366	1,338	3,966	4,067
Loss on extinguishment of debt	19	—	3,995	2,843
NOI related to noncontrolling interest (1)	(8,658)	(10,583)	(29,985)	(30,737)
NOI related to unconsolidated entities (2)	41,378	51,738	132,565	160,467
Net Operating Income (Non-GAAP)	$146,117	$156,563	$433,957	$468,533

(1) NOI related to noncontrolling interest:
Earnings from continuing operations attributable to noncontrolling interests (GAAP)	$(41,225)	$(7,037)	$(39,883)	$(8,487)
Exclude non-NOI activity from noncontrolling interests:
Land and non-rental activity, net	652	3,565	1,753	4,943
Interest and other income	499	514	1,254	1,486
Depreciation and amortization	(6,462)	(6,079)	(19,393)	(19,628)
Amortization of mortgage procurement costs	(239)	(353)	(900)	(981)
Interest expense and extinguishment of debt	(4,994)	(4,585)	(16,279)	(12,119)
Gain on disposition of rental properties and interest in unconsolidated entities	43,111	3,392	43,463	4,049
NOI related to noncontrolling interest	$(8,658)	$(10,583)	$(29,985)	$(30,737)

(2) NOI related to unconsolidated entities:
Equity in earnings (GAAP)	$7,369	$8,295	$12,038	$23,834
Exclude non-NOI activity from unconsolidated entities:
Land and non-rental activity, net	(907)	(4,001)	(1,857)	(5,580)
Interest and other income	(194)	(2,117)	(2,651)	(4,093)
Write offs of abandoned development projects and demolition costs	—	1,179	6,282	1,926
Depreciation and amortization	17,369	23,736	58,592	69,123
Amortization of mortgage procurement costs	393	822	1,497	2,462
Interest expense and extinguishment of debt	17,348	23,824	58,664	72,795
NOI related to unconsolidated entities	$41,378	$51,738	$132,565	$160,467

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
The following is a reconciliation of comparable NOI to total NOI.

	Net Operating Income (in thousands)
	Three Months Ended September 30, 2018			Three Months Ended September 30, 2017			Comparable
	Comparable	Non-Comparable	Total	Comparable	Non-Comparable	Total	NOI % Change
Office	$67,918	$3,427	$71,345	$66,515	$367	$66,882	2.1%
Apartments	47,764	741	48,505	47,250	(26)	47,224	1.1%
Retail	—	22,794	22,794	—	39,698	39,698
Product Type NOI	$115,682	$26,962	$142,644	$113,765	$40,039	$153,804
Federally Assisted Housing	—	—	—	—	1,532	1,532
Other NOI (1):
Straight-line rent adjustments	—	3,985	3,985	—	2,133	2,133
Participation payments	—	(26)	(26)	—	—	—
Other Operations	—	(1,329)	(1,329)	—	(165)	(165)
	115,682	29,592	145,274	113,765	43,539	157,304
Recently-Opened Properties/Redevelopment	—	2,646	2,646	—	2,542	2,542
Development Segment (2)	—	(1,803)	(1,803)	—	(3,283)	(3,283)
Grand Total	$115,682	$30,435	$146,117	$113,765	$42,798	$156,563	1.7%

	Nine Months Ended September 30, 2018			Nine Months Ended September 30, 2017			Comparable
	Comparable	Non-Comparable	Total	Comparable	Non-Comparable	Total	NOI % Change
Office	$203,390	$4,668	$208,058	$200,620	$8,787	$209,407	1.4%
Apartments	143,424	2,198	145,622	140,205	(79)	140,126	2.3%
Retail	—	77,436	77,436	—	118,659	118,659
Product Type NOI	$346,814	$84,302	$431,116	$340,825	$127,367	$468,192
Federally Assisted Housing	—	124	124	—	9,813	9,813
Other NOI (1):
Straight-line rent adjustments	—	10,919	10,919	—	8,776	8,776
Participation payments	—	(1,160)	(1,160)	—	—	—
Other Operations	—	(5,056)	(5,056)	—	(3,140)	(3,140)
	346,814	89,129	435,943	340,825	142,816	483,641
Recently-Opened Properties/Redevelopment	—	7,392	7,392	—	1,188	1,188
Development Segment (2)	—	(9,378)	(9,378)	—	(16,296)	(16,296)
Grand Total	$346,814	$87,143	$433,957	$340,825	$127,708	$468,533	1.8%

(1)	Includes straight-line rent adjustments, participation payments as a result of refinancing transactions on our properties and management and service company overhead, net of service fee revenue.

(2)	Includes straight-line adjustments, non-capitalizable development overhead and other costs on our development projects.

Percentage of NOI by Product Type (dollars in thousands)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018		2017		2018		2017
	NOI	% of Total	NOI	% of Total	NOI	% of Total	NOI	% of Total
Office Segment	$71,345	50.0%	$66,882	43.5%	$208,058	48.2%	$209,407	44.7%
Apartment Segment	48,505	34.0%	47,224	30.7%	145,622	33.8%	140,126	29.9%
Retail Segment	22,794	16.0%	39,698	25.8%	77,436	18.0%	118,659	25.4%
Total Product Type NOI	$142,644		$153,804		$431,116		$468,192

Core Market NOI
(dollars in thousands)

Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017

Product Type NOI	$431,116	Product Type NOI	$468,192
Federally Assisted Housing	124	Federally Assisted Housing	9,813
Other NOI (3):		Other NOI (3):
Straight-line rent adjustments	10,919	Straight-line rent adjustments	8,776
Participation payments	(1,160)	Participation payments	—
Other Operations	(5,056)	Other Operations	(3,140)
	4,703		5,636
Recently-Opened Properties/Redevelopment	7,392	Recently-Opened Properties/Redevelopment	1,188
Development Segment (4)	(9,378)	Development Segment (4)	(16,296)
Grand Total NOI	$433,957	Grand Total NOI	$468,533

(1)	Includes Richmond, Virginia.

(2)	Represents Regional Malls located in Non-Core Markets. Regional Malls located in Core Markets are included in their applicable Core Markets.

(3)	Includes straight-line rent adjustments, participation payments as a result of refinancing transactions on our properties and management and service company overhead, net of service fee revenues.

(4)	Includes straight-line adjustments, non-capitalizable development overhead and other costs on our development projects.

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

The table below reconciles net earnings, the most comparable GAAP measure, to FFO and Operating FFO, non-GAAP measures.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Net earnings attributable to Forest City Realty Trust, Inc. (GAAP)	$447,173	$5,454	$715,432	$103,124
Depreciation and Amortization—real estate (1)	70,847	77,164	207,198	236,913
Gain on change in control of interests	(219,666)	—	(337,377)	—
Gain on disposition of rental properties	(199,324)	(25,180)	(306,215)	(91,498)
Impairment of depreciable rental properties	—	54,888	—	54,888
Income tax expense (benefit) adjustment:
Gain on disposition of rental properties	(234)	232	738	4,874
FFO attributable to Forest City Realty Trust, Inc. (Non-GAAP)	$98,796	$112,558	$279,776	$308,301
Write-offs of abandoned development projects and demolition costs	—	1,179	6,282	3,522
Tax credit income	(3,430)	(3,916)	(10,854)	(9,128)
Loss on extinguishment of debt	19	—	3,495	4,468
Change in fair market value of nondesignated hedges	(613)	416	(3,162)	(1,387)
Straight-line rent adjustments	(4,569)	(2,797)	(12,752)	(9,732)
Participation payments	26	—	1,160	—
Organizational transformation and termination benefits	8,289	2,633	29,188	14,021
Income tax expense on FFO	3,581	72	3,983	135
Operating FFO attributable to Forest City Realty Trust, Inc. (Non-GAAP)	$102,099	$110,145	$297,116	$310,200

Numerator Adjustments (in thousands):
If-Converted Method (adjustments for interest):
4.250% Notes due 2018	380	778	1,936	2,334
3.625% Notes due 2020	330	363	1,055	1,088
Total Adjustments	$710	$1,141	$2,991	$3,422
FFO attributable to Forest City Realty Trust, Inc. (If-Converted)	$99,506	$113,699	$282,767	$311,723
Operating FFO attributable to Forest City Realty Trust, Inc. (If-Converted)	$102,809	$111,286	$300,107	$313,622
Denominator:
Weighted average shares outstanding—Basic	267,978,704	265,260,403	266,468,193	261,566,151
Effect of stock options, restricted stock and performance shares	1,624,820	1,735,881	1,206,632	1,458,634
Effect of convertible debt	3,326,824	5,153,214	4,637,923	5,153,242
Effect of convertible 2006 Class A Common Units	1,111,044	1,566,465	1,111,044	1,757,072
Weighted average shares outstanding - Diluted	274,041,392	273,715,963	273,423,792	269,935,099
FFO Per Share - Diluted	$0.36	$0.42	$1.03	$1.15
Operating FFO Per Share - Diluted	$0.38	$0.41	$1.10	$1.16

(1)	The following table provides detail of depreciation and amortization:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Full Consolidation	$60,925	$60,194	$170,652	$189,496
Noncontrolling interest	(6,462)	(6,079)	(19,393)	(19,628)
Unconsolidated	17,369	23,736	58,592	69,123
Company Share	71,832	77,851	209,851	238,991
Non-Real Estate	(985)	(687)	(2,653)	(2,078)
Real Estate at Company share	$70,847	$77,164	$207,198	$236,913

Operations

Office
Comparable leased occupancy for Office is 94.5% and 97.0% as of September 30, 2018 and 2017, respectively. Leased occupancy percentage is calculated by dividing the sum of the total tenant occupied space under the lease and vacant space under lease by total gross leasable area (“GLA”) and represents leased occupancy at the end of the quarter. Office occupancy data includes leases with original terms of one year or less. Comparable leased occupancy relates to stabilized properties opened and operated in both the three months ended September 30, 2018 and 2017.
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

	Same-Space Leases					Other New Leases
Quarter	Number of Leases Signed	GLA Signed	Contractual Rent Per SF (1)	Expired Rent Per SF (1)	Cash Basis % Change over Prior Rent	Number of Leases Signed	GLA Signed	Contractual Rent Per SF (1)	Total GLA Signed
Q4 2017	14	340,532	$46.92	$39.39	19.1%	3	1,186	$57.26	341,718
Q1 2018	13	183,331	$73.09	$63.36	15.4%	3	7,172	$31.61	190,503
Q2 2018	12	208,502	$61.53	$49.23	25.0%	3	39,530	$25.61	248,032
Q3 2018	8	103,667	$50.26	$46.23	8.7%	4	10,103	$90.71	113,770
Total	47	836,032	$56.72	$47.95	18.3%	13	57,991	$38.34	894,023

(1)
Office contractual rent per square foot includes base rent and fixed additional charges for common area maintenance and real estate taxes as of rental commencement. For all expiring leases, contractual rent per square foot includes any applicable escalations.

Apartments
Comparable economic occupancy was 94.7% and 94.1% for the nine months ended September 30, 2018 and 2017, respectively. Economic apartment occupancy is calculated by dividing gross potential rent (“GPR”) less vacancy by GPR. GPR is calculated based on actual rents per lease agreements for occupied apartment units and at market rents for vacant apartment units. Market rental rates are determined using a variety of factors which include availability of specific apartment unit types (one bedroom, two bedroom, etc.), seasonality factors and rents offered by competitive properties for similar apartment types in the same geographic market. Comparable economic occupancy relates to stabilized properties opened and operated in both the nine months ended September 30, 2018 and 2017.
The following tables present leasing information of our apartment communities. Prior period amounts may differ from data as reported in previous quarters since the properties that qualify as comparable change from period to period.
Quarterly Comparison

		Monthly Average Apartment Rental Rates (2)			Economic Apartment Occupancy
Comparable Apartment	Leasable Units	Three Months Ended September 30,			Three Months Ended September 30,
Communities (1)	at Company % (3)	2018	2017	% Change	2018	2017	% Change
Core Markets	8,857	$2,043	$2,027	0.8%	95.8%	94.3%	1.5%
Non-Core Markets	7,953	$1,029	$1,013	1.6%	94.5%	93.5%	1.0%
Total Comparable Apartments	16,810	$1,563	$1,547	1.0%	95.4%	94.0%	1.4%

Year-to-Date Comparison

		Monthly Average Apartment Rental Rates (2)			Economic Apartment Occupancy
Comparable Apartment	Leasable Units	Nine Months Ended September 30,			Nine Months Ended September 30,
Communities (1)	at Company % (3)	2018	2017	% Change	2018	2017	% Change
Core Markets	8,857	$2,031	$2,011	1.0%	95.1%	94.6%	0.5%
Non-Core Markets	7,953	$1,020	$1,002	1.8%	93.8%	92.9%	0.9%
Total Comparable Apartments	16,810	$1,553	$1,533	1.3%	94.7%	94.1%	0.6%

Sequential Comparison

		Monthly Average Apartment Rental Rates (2)			Economic Apartment Occupancy
		Three Months Ended			Three Months Ended
Comparable Apartment	Leasable Units	September 30,	June 30,		September 30,	June 30,
Communities (1)	at Company % (3)	2018	2018	% Change	2018	2018	% Change
Core Markets	8,857	$2,043	$2,031	0.6%	95.8%	95.0%	0.8%
Non-Core Markets	7,953	$1,029	$1,016	1.3%	94.5%	94.1%	0.4%
Total Comparable Apartments	16,810	$1,563	$1,551	0.8%	95.4%	94.7%	0.7%

(1)
Includes stabilized apartment communities completely opened and operated in the periods presented. These apartment communities include units leased at affordable apartment rates which provide a discount from average market rental rates. For the three months ended September 30, 2018, 14.4% of leasable units in core markets and 4.9% of leasable units in non-core markets were affordable housing units.

(2)	Represents gross potential rent less concessions.

(3)	Leasable units represent our share of comparable leasable units at the apartment community.

Segment Operating Results - Quarterly Comparison
The following tables present revenues, operating expenses and equity in earnings by segment for the three months ended September 30, 2018 compared with the three months ended September 30, 2017. Other results of operations are discussed on a consolidated basis. All amounts in the following tables are presented in thousands.

	Office	Apartments	Retail	Total Operations	Development	Total
Revenues for the three months ended September 30, 2017	$108,165	$72,086	$14,009	$194,260	$39,284	$233,544
Increase (decrease) due to:
Comparable portfolio	4,692	3,298	42	8,032	—	8,032
Non-comparable properties (1)	1,449	5,512	360	7,321	(3,569)	3,752
Change in consolidation method due to change in control	8,445	(8,165)	—	280	—	280
Recently disposed properties	(617)	(1,850)	(5,860)	(8,327)	—	(8,327)
Land sales	—	—	—	—	(13,866)	(13,866)
Other	309	(1,457)	(3,573)	(4,721)	(464)	(5,185)
Revenues for the three months ended September 30, 2018	$122,443	$69,424	$4,978	$196,845	$21,385	$218,230

	Office	Apartments	Retail	Total Operations	Development	Corporate	Total
Operating expenses for the three months ended September 30, 2017	$41,104	$30,874	$9,532	$81,510	$29,337	$19,113	$129,960
Increase (decrease) due to:
Comparable portfolio	1,720	4,197	269	6,186	—	—	6,186
Non-comparable properties (1)	685	2,741	183	3,609	(576)	—	3,033
Change in consolidation method due to change in control	2,663	(2,147)	—	516	—	—	516
Recently disposed properties	(712)	(1,261)	(3,388)	(5,361)	—	—	(5,361)
Land cost of sales	—	—	—	—	(10,578)	—	(10,578)
Organizational transformation and termination benefits	—	—	—	—	—	5,656	5,656
Development, management, corporate and other	(443)	655	(1,570)	(1,358)	(4,885)	(6,744)	(12,987)
Operating expenses for the three months ended September 30, 2018	$45,017	$35,059	$5,026	$85,102	$13,298	$18,025	$116,425

	Office	Apartments	Retail	Total Operations	Development	Corporate	Total
Equity in earnings (loss) for the three months ended September 30, 2017	$5,139	$9,790	$20,511	$35,440	$(3,032)	$(24,113)	$8,295
Increase (decrease) due to:
Comparable portfolio	(76)	1,018	(710)	232	—	—	232
Non-comparable properties (1)	—	110	—	110	1,344	—	1,454
Recently disposed equity method properties	(1,753)	(2,027)	(6,514)	(10,294)	—	—	(10,294)
Change in consolidation method due to change in control	(1,787)	2,607	—	820	—	—	820
Land	—	—	—	—	350	—	350
Other	—	333	(433)	(100)	46	6,566	6,512
Equity in earnings (loss) for the three months ended September 30, 2018	$1,523	$11,831	$12,854	$26,208	$(1,292)	$(17,547)	$7,369

(1)
The following table presents the increases (decreases) in revenues, operating expenses and equity in earnings (loss) for properties in lease-up or recently stabilized but not comparable and other consolidated non-comparable properties:

		Three Months Ended September 30, 2018 vs. 2017
Property	Quarter Opened	Revenues	Operating Expenses	Equity in Earnings (Loss)
Operations
Office:
Property recently stabilized:
1812 Ashland Ave	Q2-16	$1,167	$439	$—
Non-comparable property:
26 Landsdowne Street (i)		282	246	—
Total Office		$1,449	$685	$—

Apartments:
Properties recently stabilized:
Blossom Plaza	Q2-16	$1,477	$932	$—
Kapolei Lofts (ii)	Q3-15/Q3-16	1,254	657	—
The Bixby	Q3-16/Q2-17	—	—	110
The Yards - Arris	Q1-16	2,781	1,152	—
Total Apartments		$5,512	$2,741	$110

Retail:
Property recently stabilized:
The Yards - District Winery	Q3-17	$360	$183	$—
Total Retail		$360	$183	$—

Development
Properties in lease-up:
535 Carlton	Q1-17/Q2-17	$—	$—	$255
461 Dean Street (iii)	Q3-16/Q1-17	(1,176)	(941)	—
38 Sixth Ave	Q3-17/Q4-17	—	—	27
Ardan	Q2-18/Q3-18	(15)	514	—
Axis	Q3-17/Q2-18	1,100	1,438	—
Eliot on 4th	Q1-17/Q3-17	2,107	240	—
Mint Town Center	Q4-17/Q2-18	529	614	—
NorthxNorthwest	Q4-16/Q1-17	1,063	71	—
The Bridge at Cornell Tech	Q2-17	477	251	—
VYV	Q3-17	—	—	253
Non-comparable property:
Ballston Quarter		—	—	865
Transfers from development (2017) to operations (2018):
1812 Ashland Ave	Q2-16	(1,364)	(405)	—
Blossom Plaza	Q2-16	(1,329)	(829)	—
Kapolei Lofts (ii)	Q3-15/Q3-16	(2,472)	(712)	—
The Bixby	Q3-16/Q2-17	—	—	(56)
The Yards - Arris	Q1-16	(2,360)	(815)	—
The Yards - District Winery	Q3-17	(129)	(2)	—
Total Development		$(3,569)	$(576)	$1,344

(i)
26 Landsdowne Street, an office building in Cambridge, Massachusetts, is classified as a non-comparable property due to its redevelopment, which began in Q3 2017. The redevelopment is complete with occupancy starting in Q3-2018.

(ii)	Kapolei Lofts, an apartment community in Kapolei, Hawaii, was sold in Q3-2018.

(iii)	461 Dean Street, an apartment community in Brooklyn, New York, was sold in Q1-2018.

Office
The increases in revenues and operating expenses along with the decrease in equity in earnings related to the change in consolidation method are due to the change from equity method to full consolidation method of accounting for the three life science office properties at University Park at MIT (Q3-2018) upon the acquisition of our partner’s equity interests in those properties. The decreases in revenues and operating expenses related to recent disposals are primarily due to the sale of Post Office Plaza, an office building in Cleveland, Ohio (Q3-2017). The decrease in equity in earnings related to recent disposals is primarily due to a non-recurring land sale adjacent to our suburban Cleveland, Ohio office properties (Q3-2017).
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
Retail
The decreases in revenues and operating expenses related to recent disposals are primarily due to the deed in lieu transaction on Boulevard Mall, a regional mall in Amherst, New York (Q4-2017), and the sales of The Shops at Northfield Stapleton (Q4-2017), a regional mall in Denver, Colorado (Q4-2017), and Brooklyn Commons, a specialty retail center in Brooklyn, New York (Q2-2018). The decreases in equity in earnings related to recent disposals are primarily due to the various assets sold under the signed definitive agreements with QIC and Madison International to dispose of 10 regional malls and 11 specialty retail assets, respectively. The decreases in revenues and operating expenses reported in Other are primarily due to the transfer of service and management functions to QIC and Madison International relating to the properties sold under the signed definitive agreements.
Development
The decrease in revenue and operating expenses related to other is primarily due to a reduction of development fees and reduced overhead.
Corporate
The decrease in operating expenses is primarily due to reduced overhead. The equity in earnings (loss) reported in the Corporate segment relates to interest expense, partially offset by interest income, on our equity method investments, as all interest expense and interest income is reported in the Corporate segment. The increase in equity in earnings (loss) reported in Other primarily relates to reduced interest expense as a result of the recent disposals of the various assets sold under the signed definitive agreements with QIC and Madison International to dispose of 10 regional malls and 11 specialty retail assets, respectively.

Segment Operating Results - Year-to-Date Comparison
The following tables present revenues, operating expenses and equity in earnings by segment for the nine months ended September 30, 2018 compared with the nine months ended September 30, 2017. Other results of operations are discussed on a consolidated basis. All amounts in the following tables are presented in thousands.

	Office	Apartments	Retail	Total Operations	Development	Total
Revenues for the nine months ended September 30, 2017	$339,087	$216,498	$43,803	$599,388	$86,604	$685,992
Increase (decrease) due to:
Comparable portfolio	456	8,776	(284)	8,948	—	8,948
Non-comparable properties (1)	(449)	19,982	776	20,309	(2,151)	18,158
Change in consolidation method due to change in control	8,445	(20,939)	—	(12,494)	—	(12,494)
Recently disposed properties	(4,035)	(7,008)	(19,529)	(30,572)	—	(30,572)
Land sales	—	—	—	—	(21,949)	(21,949)
Other	1,271	(1,860)	(9,731)	(10,320)	(2,275)	(12,595)
Revenues for the nine months ended September 30, 2018	$344,775	$215,449	$15,035	$575,259	$60,229	$635,488

	Office	Apartments	Retail	Total Operations	Development	Corporate	Total
Operating expenses for the nine months ended September 30, 2017	$128,618	$96,968	$30,882	$256,468	$71,236	$60,102	$387,806
Increase (decrease) due to:
Comparable portfolio	11	6,469	339	6,819	—	—	6,819
Non-comparable properties (1)	799	8,092	219	9,110	(4,001)	—	5,109
Change in consolidation method due to change in control	2,663	(5,670)	—	(3,007)	—	—	(3,007)
Recently disposed properties	(3,540)	(3,949)	(9,765)	(17,254)	—	—	(17,254)
Land cost of sales	—	—	—	—	(15,053)	—	(15,053)
Organizational transformation and termination benefits	—	—	—	—	—	15,167	15,167
Development, management, corporate and other	1,063	1,623	(9,011)	(6,325)	(11,778)	(10,750)	(28,853)
Operating expenses for the nine months ended September 30, 2018	$129,614	$103,533	$12,664	$245,811	$40,404	$64,519	$350,734

	Office	Apartments	Retail	Total Operations	Development	Corporate	Total
Equity in earnings (loss) for the nine months ended September 30, 2017	$12,437	$30,753	$63,165	$106,355	$(9,773)	$(72,748)	$23,834
Increase (decrease) due to:
Comparable portfolio	(1,517)	707	(18)	(828)	—	—	(828)
Non-comparable properties (1)	—	341	—	341	493	—	834
Recently disposed equity method properties	(2,035)	(6,952)	(15,863)	(24,850)	29	—	(24,821)
Change in consolidation method due to change in control	(1,787)	4,456	—	2,669	—	—	2,669
Land	—	—	—	—	869	—	869
Other	4	867	(1,350)	(479)	(5,278)	15,238	9,481
Equity in earnings (loss) for the nine months ended September 30, 2018	$7,102	$30,172	$45,934	$83,208	$(13,660)	$(57,510)	$12,038

(1)
The following table presents the increases (decreases) in revenues, operating expenses and equity in earnings (loss) for properties in lease-up or recently stabilized but not comparable and other consolidated non-comparable properties:

		Nine Months Ended September 30, 2018 vs. 2017
Property	Quarter Opened	Revenues	Operating Expenses	Equity in Earnings (Loss)
Operations
Office:
Property recently stabilized:
1812 Ashland Ave	Q2-16	$3,507	$1,250	$—
Non-comparable property:
26 Landsdowne Street (i)		(3,956)	(451)	—
Total Office		$(449)	$799	$—

Apartments:
Properties recently stabilized:
Blossom Plaza	Q2-16	$4,445	$2,533	$—
Kapolei Lofts (ii)	Q3-15/Q3-16	7,784	2,527	—
The Bixby	Q3-16/Q2-17	—	—	341
The Yards - Arris	Q1-16	7,753	3,032	—
Total Apartments		$19,982	$8,092	$341

Retail:
Property recently stabilized:
The Yards - District Winery	Q3-17	$776	$219	$—
Total Retail		$776	$219	$—

Development
Properties in lease-up:
535 Carlton	Q1-17/Q2-17	$—	$—	$663
461 Dean Street (iii)	Q3-16/Q1-17	4	(2,979)	—
38 Sixth Ave	Q3-17/Q4-17	—	—	(463)
Ardan	Q2-18/Q3-18	(14)	929	—
Axis	Q3-17/Q2-18	1,924	2,440	—
Eliot on 4th	Q1-17/Q3-17	5,954	1,144	—
Mint Town Center	Q4-17/Q2-18	942	1,366	—
NorthxNorthwest	Q4-16/Q1-17	3,013	143	—
The Bridge at Cornell Tech	Q2-17	6,065	1,461	—
VYV	Q3-17	—	—	(1,303)
Non-comparable property:
Ballston Quarter		—	—	1,428
Transfers from development (2017) to operations (2018):
1812 Ashland Ave	Q2-16	(3,665)	(1,163)	—
Blossom Plaza	Q2-16	(3,439)	(2,447)	—
Kapolei Lofts (ii)	Q3-15/Q3-16	(6,564)	(2,002)	—
The Bixby	Q3-16/Q2-17	—	—	168
The Yards - Arris	Q1-16	(6,242)	(2,891)	—
The Yards - District Winery	Q3-17	(129)	(2)	—
Total Development		$(2,151)	$(4,001)	$493

(i)
26 Landsdowne Street, an office building in Cambridge, Massachusetts, is classified as a non-comparable property due to its redevelopment, which began in Q3 2017. The redevelopment is complete with occupancy starting in Q3-2018.

(ii)	Kapolei Lofts, an apartment community in Kapolei, Hawaii, was sold in Q3-2018.
(iii) 461 Dean Street, an apartment community in Brooklyn, New York, was sold in Q1-2018.

Office
The increases in revenues and operating expenses along with the decrease in equity in earnings related to the change in consolidation method are due to the change from equity method to full consolidation method of accounting for the three life science office properties at University Park at MIT (Q3-2018) upon the acquisition of our partner’s equity interests in those properties. The decreases in revenues and operating expenses related to recent disposals are primarily due to the sale of Illinois Science & Technology Park, office buildings in Skokie, Illinois (Q1-2017), and Post Office Plaza, an office building in Cleveland, Ohio (Q3-2017). The decrease in equity in earnings related to recent disposals is primarily due to a non-recurring land sale adjacent to our suburban Cleveland, Ohio office properties (Q3-2017).
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
Retail
The decreases in revenues and operating expenses related to recent disposals are primarily due to the deed in lieu transaction on Boulevard Mall, a regional mall in Amherst, New York (Q4-2017), and the sales of The Shops at Northfield Stapleton, a regional mall in Denver, Colorado (Q4-2017), and Brooklyn Commons, a specialty retail center in Brooklyn, New York (Q2-2018). The decreases in equity in earnings related to recent disposals are primarily due to the various assets sold under the signed definitive agreements with QIC and Madison International to dispose of 10 regional malls and 11 specialty retail assets, respectively. The decreases in revenues and operating expenses reported in Other are primarily due to the transfer of service and management functions to QIC and Madison International relating to the properties sold under the signed definitive agreements.
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
The fluctuation in organizational transformation and termination benefits is a result of the transactional nature of these project costs. The following table summarizes the components of organizational transformation and termination benefits:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Termination benefits	$4,095	$1,764	$12,320	$10,501
Strategic alternative costs	4,194	—	16,868	—
Shareholder activism costs	—	869	—	3,520
Total	$8,289	$2,633	$29,188	$14,021
For the periods presented, we experienced workplace reductions and recorded the associated termination benefits expenses (outplacement and severance payments based on years of service and other defined criteria) for each occurrence. We record a severance liability during the period in which costs are estimable and notification has been communicated to affected employees.
Strategic alternative costs consist primarily of professional fees (legal and investment banking advisors) incurred related to the Board of Directors’ process to consider a broad range of alternatives to enhance stockholder value, including, but not limited to, an accelerated and enhanced operating plan, structural alternatives for our assets, and potential merger, acquisition or sale transactions. If the Merger is consummated, we expect to incur additional third party strategic alternative costs, some of which may be material.
Shareholder activism costs are comprised of advisory, legal and other professional fees associated with activism matters.

The equity in earnings (loss) reported in the Corporate segment relates to interest expense on our equity method investments, partially offset by interest income, as all interest expense and interest income is reported in the Corporate segment. The increase in equity in earnings (loss) in other primarily relates to reduced interest expense as a result of the recent disposals of the various assets sold under the signed definitive agreements with QIC and Madison International to dispose of 10 regional malls and 11 specialty retail assets, respectively.

Depreciation and Amortization
Depreciation and amortization expense was $60,925,000 and $170,652,000 for the three and nine months ended September 30, 2018, respectively, and $60,194,000 and $189,496,000 for the three and nine months ended September 30, 2017, respectively. The net increase for the three months ended September 30, 2018 is primarily attributable to the acquisition of our partner’s 50% interest in 300 Massachusetts Ave, 350 Massachusetts Ave, and 38 Sidney Street, three life science office properties at University Park at MIT, and 49% of our partner's equity interest in DKLB BKLN, an apartment community in Brooklyn, New York, as well as new property openings in 2017 and 2018. These increases were partially offset by the 2018 change from full consolidation to the equity method of accounting for Bayside Village, an apartment community in San Francisco, California, the 2017 deed-in-lieu transaction at Boulevard Mall in Amherst, New York, accelerated depreciation in 2017 at 26 Landsdowne Street, an office building in Cambridge, Massachusetts, which is undergoing redevelopment, and the disposition of our full or partial interest in rental properties in 2017 and 2018. The net decrease for the nine months ended September 30, 2018 is primarily attributable to the reasons described above with particular emphasis on the Bayside Village deconsolidation as it occurred during the first quarter of 2018 as well as 2017 write-offs of tenant improvements upon tenants vacating space early at MIT 45/75 Sidney Street, an office building in Cambridge, Massachusetts, and New York Times, an office building in Manhattan, New York.
Interest and Other Income
Interest and other income was $13,296,000 and $34,773,000 for the three and nine months ended September 30, 2018, respectively, and $20,361,000 and $40,529,000 for the three and nine months ended September 30, 2017, respectively. The net decrease for the three and nine months ended September 30, 2018 compared with the three and nine months ended September 30, 2017 is primarily related to the receipt of a New York State Empire Zone tax credit related to previously paid real estate taxes at Westchester’s Ridge Hill of$7,159,000 during the three months ended September 30, 2017 partially offset by increased interest income recognition on notes receivable related to QIC (Regional Mall dispositions).
Gain on Change in Control of Interests
See Note N – Gain on Change in Control of Interests in the Notes to Consolidated Financial Statements in Item 1 of this Form 10‑Q for detailed information.
Interest Expense
The following table presents interest expense for the three months ended September 30, 2018 compared with the three months ended September 30, 2017 and nine months ended September 30, 2018 compared with the nine months ended September 30, 2017. All amounts are presented in thousands.

	Three Months Ended	Nine Months Ended
Interest expense for the three and nine months ended September 30, 2017	$31,597	$88,473
Increase (decrease) due to:
Comparable operating portfolio	(1,538)	(4,024)
Non-comparable operating portfolio	2,404	8,121
Change in consolidation method due to change in control	1,306	339
Recently disposed properties	(1,595)	(5,625)
Capitalized interest	(220)	(11)
Mark-to-market adjustments on non-designated swaps	(1,140)	(1,922)
Corporate recourse debt	56	1,190
Other	12	308
Interest expense for the three and nine months ended September 30, 2018	$30,882	$86,849

The decrease in interest expense for the comparable portfolio is primarily due to the paydown of nonrecourse mortgage notes for Eleven MetroTech Center, an office building in Brooklyn, New York (Q4-2017), American Cigar Lofts, Consolidated-Carolina Lofts and Lucky Strike Lofts, consolidated apartment communities in Richmond, Virginia (Q2-2018), and Glen Forest Office Park, an office building in Richmond, Virginia (Q3-2018). The increase in interest expense related to the change in consolidation method is due to the change from equity method to full consolidation method of accounting for the three life science office properties at University Park at MIT (Q3-2018) upon the acquisition of our partner’s equity interests in those properties partially offset by the change from full consolidation to equity method accounting at Bayside Village, an apartment community in San Francisco, California (Q1-2018). The decrease in interest expense related to recently disposed properties is primarily due to the deed in lieu transaction at Boulevard Mall, a regional mall in Amherst, New York (Q4-2017), and the sales of Post Office Plaza, an office building in Cleveland, Ohio (Q3-2017), 500 Sterling Place, an apartment community in Brooklyn, New York (Q3-2017), and Brooklyn Commons, a specialty retail center in Brooklyn, New York (Q2-2018).
Amortization of Mortgage Procurement Costs
Amortization of mortgage procurement costs was $1,366,000 and $3,966,000 for the three and nine months ended September 30, 2018, respectively, and $1,338,000 and $4,067,000 for the three and nine months ended September 30, 2017, respectively.
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
Net Gain on Disposition of Rental Properties, Net of Tax
See Note R – Net Gain (Loss) on Disposition of Rental Properties, Net of Tax in the Notes to Consolidated Financial Statements in Item 1 of this Form 10‑Q for detailed information.
Subsequent Event
See Note U - Subsequent Event in the Notes to Consolidated Financial Statements in Item 1 of this Form 10‑Q for detailed information.

Net Earnings Attributable to Forest City Realty Trust, Inc.
Net earnings attributable to Forest City Realty Trust, Inc. for the three months ended September 30, 2018 was $447,173,000 versus $5,454,000 for the three months ended September 30, 2017. The variance to the prior year period is primarily attributable to the following fluctuations, which are pre-tax, include unconsolidated investment activity and are net of noncontrolling interests:
Asset Dispositions and Acquisitions - $374,357,000

•
$219,666,000 related to the 2018 gains on change in control of interest from the acquisition of our partner’s 50% interest in three life science office properties at University Park at MIT and 49% of our partner's equity interest in DKLB BKLN, an apartment community in Brooklyn, New York;

•	$174,144,000 related to increased gains on disposition of rental properties and unconsolidated investments in 2018 compared to 2017;

•	$(16,782,000) related to a combined fluctuation in revenues and operating expenses at properties in which we disposed of our interests during 2018 and 2017; and

•	$(2,671,000) related to decreased land sales in 2018 compared to 2017, primarily at our Stapleton project.
Financing Transactions - $7,600,000

•
$9,659,000 primarily related to decreases in interest expense on nonrecourse mortgage debt due to the property sales in 2017 and 2018 and our ongoing deleveraging strategy, partially offset by increases at properties opened in 2017 and 2018 and the acquisition of our partner’s 50% ownership in three life science office buildings at University Park at MIT;

•
$(3,192,000) related to an increase in interest expense in 2018 compared with 2017 due to decreased capitalized interest on projects under construction and development as we decreased our construction pipeline; and

•	$1,133,000 related to the change in fair market value of certain derivatives not qualifying for hedge accounting between the comparable periods, which was marked to market through interest expense.
Operations - $451,000

•
($8,973,000) primarily related to the receipt of a New York State Empire Zone tax credit related to previously paid real estate taxes at Westchester’s Ridge Hill of $7,159,000 during the three months ended September 30, 2017 and decreased interest income recognition on the Nets note receivable which was paid in full in April 2018, partially offset by increased interest income recognition on notes receivable related to QIC (Regional Mall dispositions);

•
$7,595,000 related to decreased development, management, corporate and other expenses due primarily to the transfer of service and management functions to QIC and Madison International relating to the properties sold under the signed definitive agreements and reduced overhead as a result of our recent reorganization;

•	($5,656,000) related to increased organizational transformation and termination benefits in 2018 compared to 2017;

•	$3,595,000 related to a combined fluctuation in revenues and operating expenses for properties in our comparable operating portfolio;

•	$2,941,000 related to a combined fluctuation in revenues and operating expenses at properties in which we recently acquired our partners’ interest; and

•
$949,000 related to a combined fluctuation in revenues and operating expenses for operations and development properties in lease-up or recently stabilized but not comparable and other non-comparable properties at September 30, 2018.

Non-Cash Transactions - $62,086,000

•	$54,888,000 related to impairments of real estate in 2017;

•
$6,019,000 related to a decrease in depreciation and amortization expense in 2018 compared with 2017 primarily due to properties sold in 2017 and 2018, the 2017 deed-in-lieu transaction at Boulevard Mall, and accelerated depreciation in 2017 at 26 Landsdowne Street, an office building in Cambridge, Massachusetts, which is undergoing redevelopment, partially offset by increases from properties in which we recently acquired our partners’ interest; and

•	$1,179,000 related to decreased write-offs of abandoned development projects and demolition costs included in equity in earnings in 2018 compared to 2017.
Income Taxes

•	($3,043,000) due to increased income tax expense.
Net earnings attributable to Forest City Realty Trust, Inc. for the nine months ended September 30, 2018 was $715,432,000 versus $103,124,000 for the nine months ended September 30, 2017. The variance to the prior year period is primarily attributable to the following fluctuations, which are pre-tax, include unconsolidated investment activity and are net of noncontrolling interests:
Asset Dispositions and Acquisitions - $499,756,000

•
$337,377,000 related to the 2018 gains on change of control in interest related to the deconsolidation of Bayside Village, an apartment community in San Francisco, California, and the acquisition of our partner’s 50% interest in three life science office properties at University Park at MIT and 49% of our partner's equity interest in DKLB BKLN;

•	$214,717,000 related to increased gains on disposition of rental properties and unconsolidated investments in 2018 compared to 2017;

•	$(52,520,000) related to a combined fluctuation in revenues and operating expenses at properties in which we disposed of our interests during 2018 and 2017;

•	$6,625,000 related to an increased net gain on disposition of development project in 2018 compared to 2017; and

•	$(6,443,000) related to decreased land sales in 2018 compared to 2017, primarily at our Stapleton project.
Financing Transactions - $18,763,000

•
$21,118,000 primarily related to decreases in interest expense on nonrecourse mortgage debt due to property sales in 2017 and 2018 and our ongoing deleveraging strategy, partially offset by increases at properties opened in 2017 and 2018;

•
$(5,267,000) related to an increase in interest expense in 2018 compared with 2017 due to decreased capitalized interest on projects under construction and development as we decreased our construction pipeline;

•
$1,939,000 related to the change in fair market value of certain derivatives not qualifying for hedge accounting between the comparable periods, which was marked to market through interest expense; and

•
$973,000 related primarily to a loss on extinguishment of debt primarily at Illinois Science and Technology Park, office buildings in Skokie, Illinois that were sold during the first quarter of 2017, offset by loss on extinguishment of debt recorded related to several refinancings in 2018.

Operations - $11,248,000

•
$17,176,000 related to decreased development, management, corporate and other expenses primarily due to reduced overhead as a result of our recent reorganization and the recognition of the remaining deferred gain related to the Terminal Tower sale (our previous Corporate headquarters) upon our early vacating of the premises and the transfer of service and management functions to QIC and Madison International relating to the properties sold under the signed definitive agreements;

•	$(15,167,000) related to increased organizational transformation and termination benefits in 2018 compared to 2017;

•
$8,870,000 related to a combined fluctuation in revenues and operating expenses for operations and development properties in lease-up or recently stabilized but not comparable and other non-comparable properties at September 30, 2018;

•
($6,966,000) related to decreased interest and other income primarily related to the receipt of a New York State Empire Zone tax credit related to previously paid real estate taxes at Westchester’s Ridge Hill of $7,159,000 during the three months ended September 30, 2017 and decreased interest income recognition on the Nets note receivable, which was paid in full in April 2018, partially offset by increased interest income recognition on notes receivable related to QIC (Regional Mall dispositions);

•	$4,372,000 related to a combined fluctuation in revenues and operating expenses for properties in our comparable operating portfolio; and

•	$2,963,000 related to a combined fluctuation in revenues and operating expenses at properties in which we recently acquired our partners’ interest.
Non-Cash Transactions - $82,253,000

•	$54,888,000 related to impairments of real estate in 2017;

•
$29,140,000 related to a decrease in depreciation and amortization expense in 2018 compared with 2017 primarily due to the write-off of tenant improvements in 2017 at two office buildings, accelerated depreciation in 2017 at two properties undergoing redevelopment, the 2017 deed-in-lieu transaction at Boulevard Mall, and the disposition of rental properties in 2018 and 2017, partially offset by recently opened properties and properties in which we recently acquired our partners’ interests;

•	$(2,760,000) related to increased write-offs of abandoned development projects and demolition costs in 2018 compared to 2017; and

•	$985,000 related to decreased amortization of mortgage procurement costs due to property sales in 2017 and 2018, partially offset by increases at properties opened in 2017 and 2018.
Income Taxes

•	$288,000 due to decreased income tax expense.

Projects Under Construction
September 30, 2018

		Anticipated
		Opening	Legal	Consolidated (C)	Cost at	Cost Incurred to Date (b)		No. of		Lease %
	Location	Date	Ownership %	Unconsolidated (U)	Completion (a)	Consolidated	Unconsolidated	Units	GLA	(c)
					(in millions)
Projects Under Construction
Apartments:
Ballston Quarter Residential (d)	Arlington, VA	Q4-18/Q1-19	51%	U	$173.6	$0.0	$129.2	406	53,000
Aster Conservatory Green North (e)	Denver, CO	Q1-19	0%	C	60.7	27.1	0.0	256	—
The Yards - The Guild (e)	Washington, D.C.	Q1-19	0%	C	94.9	72.7	0.0	191	6,000
Capper 769	Washington, D.C.	Q1-19	25%	U	72.2	0.0	46.8	179	—
The Yards - L2 (e)	Washington, D.C.	Q1-20	0%	C	134.5	52.0	0.0	264	14,000
VYV East Tower	Jersey City, NJ	Q4-20	50%	U	228.8	0.0	43.8	432	19,000
					$764.7	$151.8	$219.8	1,728	92,000
Retail:
Ballston Quarter Redevelopment	Arlington, VA	Q4-18	51%	U	$115.6	$0.0	$103.5	—	307,000	72%
Total Projects Under Construction					$880.3	$151.8	$323.3	1,728	399,000

Property Openings
September 30, 2018

		Opening	Legal	Consolidated (C)	Cost at	No. of		Lease %
	Location	Date	Ownership %	Unconsolidated (U)	Completion (a)	Units	GLA	(c)
					(in millions)
2018 Property Openings
Apartments
Mint Town Center	Denver, CO	Q4-17/Q3-18	88%	C	$94.8	399	7,000	36%
Arizona State Retirement System Joint Venture:
Ardan	Dallas, TX	Q2-18/Q4-18 (f)	30%	C	121.8	389	4,250	16%
Axis	Los Angeles, CA	Q3-17/Q2-18	30%	C	141.7	391	15,000	56%
Total Property Openings					$358.3	1,179	26,250

(a)	Represents estimated project costs to achieve stabilization. Amounts exclude capitalized interest not allocated to the underlying joint venture.

(b)	Represents total capitalized project costs incurred to date, including all capitalized interest related to the development project.

(c)	Lease commitments as of October 25, 2018.

(d)	The amenity retail component is expected to open Q4-18. As of October 25, 2018, the lease commitment related to this was 30%.

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

(f)	Opened October 2018.

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
We have begun and expect to redeploy the remaining equity from the Madison specialty retail assets and the four remaining regional malls into apartment and office assets that align with our focus on core markets and urban, mixed-use place-making projects. We plan to give strong consideration to buying out our partner’s share of core assets as a method of equity redeployment as we understand the operations of the underlying asset and the reduction of joint venture partners will help simplify the business.

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
On April 25, 2018, our jointly owned specialty retail joint venture with Madison International, acquired a 50% ownership interest in three life science office buildings (“acquired assets”) located at University Park at MIT in Cambridge, Massachusetts, for a purchase price of approximately $302,000,000. Prior to this acquisition, we owned the remaining 50% ownership interest in the acquired assets and accounted for this investment on the equity method of accounting. Subsequent to the acquisition, we continue to own the remaining 50% ownership interests in the acquired assets and continue to account for this investment on the equity method of accounting as the Madison International joint venture retains the same rights as the previous partner was entitled to. The acquisition was funded primarily through a capital contribution into the joint venture from Madison International. On July 24, 2018, we exchanged our preferred ownership interests in nine of the specialty retail assets owned by the joint venture for the acquired assets in a non-cash transaction. Following this exchange, we own approximately 100% of the acquired assets and fully consolidate the properties.
On June 27, 2018, our jointly owned specialty retail joint venture with Madison International, acquired our partner’s 49% ownership interest in DKLB BKLN, a 365-unit apartment community located in Brooklyn, New York, for a purchase price of approximately $93,500,000. Prior to this acquisition, we owned the remaining 51% ownership interest in the acquired asset and accounted for this investment on the equity method of accounting. Subsequent to the acquisition, we continue to own the remaining 51% ownership interest in the acquired asset and continue to account for this investment on the equity method of accounting as the Madison International joint venture retains the same rights as the previous partner was entitled to. The acquisition was funded primarily through capital contributions into the joint venture by us and Madison International. On September 25, 2018, we exchanged our preferred ownership interests in certain of the specialty retail assets owned by the joint venture for the acquired asset in a non-cash transaction. Following this exchange, we own 100% of the acquired asset and fully consolidate the property.
On September 24, 2018, our jointly owned specialty retail joint venture with Madison International, acquired our partner’s 75% ownership interest in 3700M, a 381-unit apartment community located in Dallas, Texas, for a purchase price of approximately $78,375,000. Prior to this acquisition, we owned the remaining 25% ownership interest in the acquired asset and accounted for this investment on the equity method of accounting. Subsequent to the acquisition, we continue to own the remaining 25% ownership interest in the acquired asset and continue to account for this investment on the equity method of accounting as the Madison International joint venture retains the same rights of which the previous partner was entitled. The acquisition was funded primarily through a capital contribution into the joint venture by Madison International. We expect to exchange our preferred ownership interest in the last remaining specialty retail asset owned by the joint venture for the acquired asset in a non-cash transaction during the three months ended December 31, 2018. Following this anticipated exchange, we will own 100% of the acquired asset and expect to fully consolidate the property. In accordance with accounting guidance, we will record the asset received at its fair value (based upon the income approach using current rents and market cap rates and discount rates) and expect to record a gain on change in control, to the extent such fair value exceeds the carrying value of its prior equity interest, during the three months ended December 31, 2018.

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
In connection with our sale of Short Pump Town Center, a regional mall in Richmond Virginia, to QIC, we have an agreement with a third partner, which currently owns 33% of the regional mall. In accordance with this agreement, the partner may put its entire ownership interest to us, requiring us to purchase its 33% ownership interest for approximately $192,517,000 based upon pricing agreed to in connection with the QIC definitive sales agreement. The partner exercised this put right on October 15, 2018, requiring us to close on the purchase by December 31, 2018, with an available extension to March 31, 2019.
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
As discussed above, a majority of our assets are separately encumbered. Since 2011, our capital strategy has focused on reducing our overall leverage. Our unencumbered asset pool generated NOI of $31,168,000 during the three months ended September 30, 2018. We believe this change in financing strategy is consistent with our deleveraging efforts and provides us greater financial flexibility.
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
On June 27, 2014, the City of New York and State of New York entities revised certain project requirements of Pacific Park Brooklyn with the goal of accelerating the construction of affordable housing. Among the requirements, affordable units are required to constitute 35% of all units for which construction has commenced until 1,050 affordable units have been started, after which the percentage drops to 25%. Failure to meet this requirement will prevent the joint venture from seeking new building permits, as well as give the State of New York the right to seek injunctive relief. Also, temporary certificates of occupancy (“TCOs”) for a total of 2,250 affordable housing units are required to be issued by May 31, 2025 or a $2,000 per unit per month penalty will be imposed for those affordable units which have not received TCOs by such date, until issued. As of September 30, 2018, 782 affordable units have been completed.

In order to construct the seven buildings in Phase II, substantial additional costs for rail yard and infrastructure improvements, including a platform over the new permanent rail yard, will be required. The joint venture is accounted for on the equity method of accounting. The closing of this joint venture allows us to accelerate the delivery of needed affordable housing while significantly reducing our future equity requirements for the full build-out of this project, thereby reducing our development risk and improving our future liquidity.
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
Nonrecourse Mortgage Financings
As of September 30, 2018, we had $97,824,000 of nonrecourse mortgage financings with scheduled maturities during the year ending December 31, 2018, of which $8,760,000 represents regularly scheduled amortization payments. Subsequent to September 30, 2018, we addressed $10,022,000 of these maturities through closed transactions. We are currently in negotiations to refinance and/or extend the remaining nonrecourse debt. We cannot give assurance as to the ultimate result of these negotiations. As with all nonrecourse mortgages, if we are unable to negotiate an extension or otherwise refinance the mortgage, we could go into default and the lender could commence foreclosure proceedings on the single collateralized asset, which would likely result in a loss of the asset or an impairment which could be significant.
During the year ended December 31, 2017, the $93,096,000 nonrecourse mortgage encumbering Charleston Town Center, an unconsolidated regional mall in Charleston, West Virginia, matured and was transferred to a Special Servicer. We are in the process of working with the Special Servicer to execute a deed-in-lieu transaction. We account for our 50% ownership interest in this investment using the equity method of accounting. At September 30, 2018, we have a negative investment basis of $15,924,000.
As of September 30, 2018, our share of nonrecourse mortgage debt and notes payable, net recorded on our unconsolidated subsidiaries amounted to $1,652,159,000, of which $82,856,000 ($3,395,000 represents scheduled principal payments) is scheduled to mature during the year ending December 31, 2018. Negotiations are ongoing to address the remaining 2018 maturities, but we cannot give assurance that we will obtain these financings on favorable terms or at all.

2018 Liquidity Transactions
During the three months ended September 30, 2018, we completed the following transactions, which increased liquidity, reduced debt resulting in lower future fixed charges for interest and strengthened our balance sheet.

•
Completed the sale of Kapolei Lofts, an apartment community in Kapolei, Hawaii. The sale generated net cash proceeds of approximately $26,935,000. In addition, nonrecourse mortgage debt of $93,133,000 was extinguished in connection with the sale;

•	Paid off the maturing $59,189,000 nonrecourse mortgage which encumbered Glen Forest Office Park, an eleven building consolidated office park in Richmond, Virginia, using cash on hand;

•	Settled conversions of $73,188,000 in aggregate principal amount of our 4.25% Convertible Senior Notes due 2018 for 3,560,990 shares of Class A common stock; and

•	Settled conversions of $7,980,000 in aggregate principal amount of our 3.625% Convertible Senior Notes due 2020 (“our 2020 Senior Notes”) for 347,631 shares of Class A common stock.
Subsequent to September 30, 2018, we completed the following liquidity transactions:

•
Completed the sale of the Fidelity Investments office building in Albuquerque, New Mexico. The sale generated net cash proceeds of approximately $33,588,000, which are expected to be redeployed in a Section 1031 exchange. In addition, nonrecourse mortgage debt of $10,022,000 was extinguished in connection with the sale; and

•
Provided notice of our intention to redeem the remaining $32,037,000 aggregate principal amount of our 2020 Senior Notes for cash plus accrued interest up to, but not including, November 21, 2018. Holders have the right to convert their 2020 Senior Notes up to the close of business on November 20, 2018. Through October 26, 2018, holders have converted $7,763,000 aggregate principal amount of the remaining 2020 Senior Notes and received 338,376 shares of Class A common stock in the aggregate.

We continue to explore various options to strengthen our balance sheet and enhance our liquidity, but can give no assurance we can accomplish any of these other options on terms favorable to us or at all. If we cannot enhance our liquidity, it could adversely impact our growth and result in further curtailment of development activities.
Share Repurchase Program
On March 22, 2018, the Board approved an increase in our share repurchase program to an aggregate total of $400,000,000. The shares may be repurchased, in light of prevailing market and economic conditions, to take advantage of investment opportunities at times when the Board and management believe the market price of the common stock does not accurately reflect the underlying value of the Company; to indicate to investors our confidence in our business; to enhance stockholder value; and to reduce dilution. We had not repurchased any shares under this program through July 30, 2018 and pursuant to the Merger Agreement, we are not permitted to repurchase shares of our Class A common stock prior to the completion of the proposed Merger.
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
Pursuant to the Merger Agreement, we have agreed that we will not pay regular, quarterly distributions to the holders of the Class A common stock prior to the completion of the Merger, except to the extent that dividends and other distributions are necessary for us to maintain our status as a REIT. Any payment of dividends prior to the completion of the Merger will result in a corresponding reduction in the Merger Consideration. There were no dividends declared during the three months ended September 30, 2018.
Financial Covenants
Our revolving credit facility and term loan contain certain identical restrictive financial covenants. A summary of the key financial covenants as defined in the agreements, all of which we are compliant with at September 30, 2018, follows:

	Requirement	As of
Credit Facility Financial Covenants	Per Agreements	September 30, 2018
Maximum Total Leverage Ratio	≤65%	42.1%
Maximum Secured Leverage Ratio	≤55%	40.9%
Maximum Secured Recourse Leverage Ratio	≤15%	0.0%
Maximum Unsecured Leverage Ratio	≤60%	0.0%
Minimum Fixed Charge Coverage Ratio	≥1.50x	2.13	x
Minimum Unencumbered Interest Coverage Ratio	≥1.50x	5.50	x
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
See Note E – Term Loan, Net in the Notes to Consolidated Financial Statements in Item 1 of this Form 10-Q for detailed information.
Convertible Senior Debt, Net
See Note F – Convertible Senior Debt, Net in the Notes to Consolidated Financial Statements in Item 1 of this Form 10-Q for detailed information.

Forest City Realty Trust, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

Cash Flows
Operating Activities
Net cash provided by operating activities was $216,053,000 and $312,285,000 for the nine months ended September 30, 2018 and 2017, respectively. The net decrease in cash provided by operating activities is primarily the result of cash used to purchase land inventory and extinguish accounts payable, accrued expenses and other liabilities, partially offset by changes in operating assets.
Investing Activities
Net cash provided by (used in) investing activities was $206,666,000 and $(294,257,000) for the nine months ended September 30, 2018 and 2017, respectively, and consisted of the following:

	Nine Months Ended September 30,
	2018	2017
	(in thousands)
Capital expenditures:
Construction and development costs:
The Yards - L2, an apartment community under construction in Washington, D.C.	(30,432)	(3,934)
Ardan, an apartment community in Dallas, Texas	(29,731)	(29,982)
The Yards - The Guild, an apartment community under construction in Washington, D.C.	(28,306)	(18,573)
Pier 70, a 28-acre waterfront neighborhood in San Francisco, California	(18,909)	(8,801)
5M, an apartment community under development in San Francisco, California	(14,606)	(2,068)
The Bridge at Cornell Tech, an office building in Roosevelt Island, New York	(13,879)	(33,424)
Aster Conservatory Green North, an apartment community under construction in Denver, Colorado	(13,422)	—
Mint Town Center, an apartment community under construction in Denver, Colorado	(9,333)	(37,353)
Axis, an apartment community in Los Angeles, California	(8,684)	(29,357)
Eliot on 4th, an apartment community in Washington D.C.	(7,351)	(29,998)
461 Dean Street, an apartment community in Brooklyn, New York	—	(11,184)
Other	(5,629)	(37,316)
Total construction and development costs (1)	(180,282)	(241,990)
Operating properties:
Office Segment	(21,816)	(15,246)
Apartment Segment	(17,243)	(19,370)
Retail Segment	(1,054)	(475)
	(40,113)	(35,091)
Tenant improvements:
Office Segment	(19,591)	(24,886)
Retail Segment	(958)	(2,598)
	(20,549)	(27,484)
Corporate Segment	(922)	(2,372)
Total capital expenditures	$(241,866)	$(306,937)
Payment of lease procurement costs	(9,509)	(9,297)
Increase in notes receivable	(39,140)	(31,047)
Payment on note receivable	125,100	—
Proceeds from deconsolidation of a rental property	24,000	—
Cash and restricted cash acquired in a property exchange transaction	19,024	—
Proceeds from disposition of rental properties or interest in development project:
461 Dean Street	$147,193	$—
Brooklyn Commons, proceeds expected to be redeployed in a Section 1031 exchange	31,523	—
Kapolei Lofts	26,935	—
Sale of development opportunity	10,449	—
Illinois Science & Technology Park	—	16,494
Fairmont Cinema in San Jose, California	—	4,387
Other	853	9,302
Total proceeds from disposition of rental properties or interest in development project	$216,953	$30,183

Forest City Realty Trust, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

Investing Activities (continued)

	Nine Months Ended September 30,
	2018	2017
	(in thousands)
Change in investments in and advances to unconsolidated entities—(contributions to) or distributions from investment:
Acquisition of partner’s interest:
300 Massachusetts Ave, 350 Massachusetts Ave and 38 Sidney, life science office buildings located in Cambridge, Massachusetts	$(40,713)	$—
DKLB BKLN, an apartment building in Brooklyn, New York	(23,060)	—
Dispositions:
Regional Malls - QIC	84,671	—
Nassau Coliseum	5,934	—
Federally Assisted Housing apartment communities	3,013	56,969
Closing costs related to the disposition of 10 specialty retail assets	(11,061)	—
Shops at Bruckner Boulevard	—	8,863
Renewable energy facilities	—	3,672
Apartment projects:
Bayside Village, an apartment community in San Francisco, California, refinancing proceeds	80,896	—
Pacific Park Brooklyn joint venture, primarily release of escrowed funds	17,258	—
VYV, an apartment community under construction in Jersey City, New Jersey, low income housing tax credit proceeds	3,347	—
Pacific Park Brooklyn joint venture, funding of project equity requirements	(23,002)	(34,071)
VYV	(6,687)	(4,640)
Cobblestone Court, an apartment community in Painesville, Ohio, refinancing proceeds	—	3,695
Office projects:
350 Massachusetts Ave, refinancing proceeds	33,096	—
Retail projects:
Queens Place, a specialty retail center in Queens, New York, refinancing proceeds	13,096	—
Regional retail mall joint venture, primarily reimbursements (funding) for rehabilitation and expansion projects	11,085	(17,879)
Galleria at Sunset, a regional mall in Henderson, Nevada, to fund partial mortgage paydown	(14,350)	—
Other	(21,419)	3,743
Total change in investments in and advances to unconsolidated entities	$112,104	$20,352
Net cash (used in) provided by investing activities	$206,666	$(294,257)

(1)
We capitalized internal costs related to projects under construction and development of $22,058 and $27,356, including compensation related costs of $17,536 and $24,401, for the nine months ended September 30, 2018 and 2017, respectively. Total capitalized internal costs represent approximately 9.12% and 8.91% of total capital expenditures for the nine months ended September 30, 2018 and 2017, respectively.

Financing Activities
Net cash used in financing activities was $(75,597,000) and $(7,251,000) for the nine months ended September 30, 2018 and 2017, respectively. The Company is committed to continued deleveraging of the balance sheet. The significant mortgage activity during the nine months ended September 30, 2018 relates to the payoff of mortgages at Glen Forest Office Park, American Cigar Lofts, Consolidated-Carolina Lofts, Lucky Strike Lofts, Aster Town Center North and Edgeworth Building, offset by increases in mortgages, primarily related to under construction projects. In addition, the non-recourse mortgage debt at Brooklyn Commons of $17,361,000 was extinguished simultaneously at closing of the property disposition, and therefore, is reflected as a non-cash cash flow transaction and not reflected in the Consolidated Statement of Cash Flows. The significant mortgage activity during the nine months ended September 30, 2017 related to the sale of Illinois Science & Technology Park and Post Office Plaza and the related extinguishment of their $51,274,000 and $13,500,000 nonrecourse mortgages, respectively. In addition, the $34,382,000 non-recourse mortgage on 500 Sterling Place was extinguished during the nine months ended September 30, 2017 in a related party transaction. However, these debt extinguishments occurred simultaneously at closing of the property dispositions, and therefore are reflected as a non-cash cash flow transactions and not reflected in the Consolidated Statement of Cash Flows.

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

INFORMATION RELATED TO FORWARD-LOOKING STATEMENTS
This Form 10-Q, together with other statements and information publicly disseminated by us, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements reflect management’s current views with respect to financial results related to future events and are based on assumptions and expectations that may not be realized and are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, financial or otherwise, may differ, perhaps materially, from the results discussed in the forward-looking statements. Risk factors discussed in Item 1A of our Form 10-K for the year ended December 31, 2017 and this Form 10-Q and other factors that might cause differences, some of which could be material, include, but are not limited to, the conditions to the completion of the proposed merger transaction may not be satisfied, the parties’ to the proposed merger transaction ability to meet expectations regarding the anticipated timing of the transaction, the occurrence of any event, change or other circumstance that could give rise to the termination of the transaction agreement between the parties to the proposed merger transaction, the effect of the pendency of the proposed merger transaction on business relationships, operating results, stock price and business generally, risks that the proposed merger transaction disrupts current plans and operations and potential difficulties in employee retention as a result of the proposed merger transaction, risks related to diverting management’s attention from ongoing business operations as a result of the proposed merger transaction, the outcome of any legal proceedings that may be instituted related to the proposed merger transaction or the transaction agreement between the parties to the proposed merger transaction, the amount of the costs, fees, expenses and other charges related to the proposed merger transaction, our ability to carry out future transactions and strategic investments, as well as the acquisition related costs, unanticipated difficulties realizing benefits expected when entering into a transaction, our ability to qualify or to remain qualified as a REIT, our ability to satisfy REIT distribution requirements, the impact of issuing equity, debt or both, and selling assets to satisfy our future distributions required as a REIT or to fund capital expenditures, future growth and expansion initiatives, the impact of the amount and timing of any future distributions, the impact from complying with REIT qualification requirements limiting our flexibility or causing us to forego otherwise attractive opportunities beyond rental real estate operations, the impact of complying with the REIT requirements related to hedging, our lack of experience operating as a REIT, legislative, administrative, regulatory or other actions affecting REITs, including positions taken by the Internal Revenue Service, the possibility that our Board of Directors will unilaterally revoke our REIT election, the possibility that the anticipated benefits of qualifying as a REIT will not be realized, or will not be realized within the expected time period, the impact of current lending and capital market conditions on our liquidity, our ability to finance or refinance projects or repay our debt, the impact of the slow economic recovery on the ownership, development and management of our commercial real estate portfolio, general real estate investment and development risks, litigation risks, vacancies in our properties, risks associated with developing and managing properties in partnership with others, competition, our ability to renew leases or re-lease spaces as leases expire, illiquidity of real estate investments, our ability to identify and transact on chosen strategic alternatives for a portion of our retail portfolio, bankruptcy or defaults of tenants, anchor store consolidations or closings, the impact of terrorist acts and other armed conflicts, our substantial debt leverage and the ability to obtain and service debt, the impact of restrictions imposed by our revolving credit facility, term loan and senior debt, exposure to hedging agreements, the level and volatility of interest rates, the continued availability of tax-exempt government financing, our ability to receive payment on the note receivable issued by Onexim in connection with their purchase of our interests in the Barclays Center, the impact of credit rating downgrades, effects of uninsured or underinsured losses, effects of a downgrade or failure of our insurance carriers, environmental liabilities, competing interests of our directors and executive officers, the ability to recruit and retain key personnel, risks associated with the sale of tax credits, downturns in the housing market, the ability to maintain effective internal controls, compliance with governmental regulations, increased legislative and regulatory scrutiny of the financial services industry, changes in federal, state or local tax laws and international trade agreements, volatility in the market price of our publicly traded securities, inflation risks, cybersecurity risks, cyber incidents, shareholder activism efforts, conflicts of interest, risks related to our organizational structure including operating through our Operating Partnership and our UPREIT structure, as well as other risks listed from time to time in our SEC filings, including but not limited to, our annual and quarterly reports. We have no obligation to revise or update any forward-looking statements, other than as imposed by law, as a result of future events or new information. Readers are cautioned not to place undue reliance on such forward-looking statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our market risk includes the inability to obtain construction loans, refinance existing construction loans into long-term fixed-rate nonrecourse financing, refinance existing nonrecourse financing at maturity, obtain renewals or replacement of credit enhancement devices, such as letters of credit, or otherwise obtain funds by selling real estate assets or by raising equity. We also have interest-rate exposure on our current variable-rate debt portfolio. During the construction period, we have historically used variable-rate debt to finance developmental projects. Upon opening and achieving stabilized operations, we have historically procured long-term fixed-rate financing for our rental properties. If we are unable to procure long-term fixed-rate financing, we would pursue extending maturities with existing lenders. Additionally, we are exposed to interest rate risk upon maturity of our long-term fixed-rate financings. The total weighted average interest rate includes the impact of interest rate swaps and caps for applicable fixed rate and variable rate debt in place as of September 30, 2018.
Interest Rate Exposure
The following table summarizes the composition of long-term debt, net:

September 30, 2018	Corporate	Operating Properties	Development Projects	Total	Total Weighted Average Rate
		(dollars in thousands)
Fixed Rate	$31,802	$2,001,105	$8,574	$2,041,481	4.26%
Variable Rate
Taxable	333,967	415,655	—	749,622	3.95%
Tax-Exempt	—	647,479	101,196	748,675	2.50%
	$365,769	$3,064,239	$109,770	$3,539,778	3.82%
Total gross commitment from lenders			$151,619
To mitigate short-term variable interest rate risk, we have purchased interest rate hedges for our variable-rate debt as follows:
Taxable (Priced off of LIBOR Index)

	Swaps
	Notional	Average Base
Period Covered	Amount	Rate
	(dollars in thousands)
10/01/18 - 12/31/18	$96,271	1.87%
01/01/19 - 05/08/24	95,874	1.87%
Tax-Exempt (Priced off of Securities Industry and Financial Markets Association (“SIFMA”) Index)

	Caps
	Notional	Average Base
Period Covered	Amount	Rate
	(dollars in thousands)
10/01/18 - 12/31/18	$69,518	5.89%
01/01/19 - 12/31/19	37,208	6.23%
01/01/20 - 8/15/20	28,400	6.00%
The tax-exempt caps generally were purchased in conjunction with lender hedging requirements that require the borrower to protect against significant fluctuations in interest rates. Except for those requirements, we generally do not hedge tax-exempt debt due to its historically low interest rates.

Sensitivity Analysis to Changes in Interest Rates
Including the effect of the protection provided by the interest rate swaps, caps and long-term contracts in place as of September 30, 2018, a 100 basis point increase in taxable interest rates (including corporate debt and the effect of interest rate floors) would increase the annual pre-tax interest cost for the next 12 months of our variable-rate debt by approximately $6,534,000 at September 30, 2018. Although tax-exempt rates generally move in an amount smaller than corresponding changes in taxable interest rates, a 100 basis point increase in tax-exempt rates would increase the annual pre-tax interest cost for the next 12 months of our tax-exempt variable-rate debt by approximately $7,487,000 at September 30, 2018. This analysis includes a portion of our taxable and tax-exempt variable-rate debt related to construction loans for which the interest expense is capitalized.
We enter into total rate of return swaps (“TROR”) on various tax-exempt fixed-rate borrowings. The TROR convert borrowings from a fixed rate to a variable rate. The TROR requires the payment of a variable interest rate, generally equivalent to the SIFMA rate (1.56% at September 30, 2018) plus a spread. Additionally, we have guaranteed the fair value of the underlying borrowings. Fluctuation in the value of the TROR is offset by the fluctuation in the value of the underlying borrowings, resulting in minimal financial impact. At September 30, 2018, the aggregate notional amount of TROR designated as fair value hedging instruments is $676,466,000. The underlying TROR borrowings are subject to a fair value adjustment. In addition, we have TROR with notional amounts aggregating $180,321,000 that are not designated as fair value hedging instruments, but are subject to interest rate risk.
We estimate the fair value of our hedging instruments based on interest rate market and bond pricing models. At September 30, 2018 and December 31, 2017, we recorded interest rate caps, swaps and TROR with positive fair values of approximately $5,234,000 and $9,098,000, respectively, in other assets. At September 30, 2018 and December 31, 2017, we recorded interest rate swaps and TROR that had a negative fair value of approximately $12,020,000 and $12,845,000, respectively, in accounts payable, accrued expenses and other liabilities.
We estimate the fair value of our long-term debt instruments by market rates, if available, or by discounting future cash payments at interest rates that approximate the current market. Estimated fair value is based upon market prices of public debt, available industry financing data, current treasury rates and recent financing transactions. Based on these parameters, the table below contains the estimated fair value of our long-term debt, net (exclusive of the fair value of derivatives) at September 30, 2018.

	Carrying Value	Fair Value	Fair Value with 100 bp Increase in Market Rates
	(in thousands)
Fixed	$2,041,481	$1,979,643	$1,875,746
Variable
Taxable	749,622	750,687	750,001
Tax-Exempt	748,675	746,966	747,549
Total Variable	$1,498,297	$1,497,653	$1,497,550
Total Long-Term Debt	$3,539,778	$3,477,296	$3,373,296
The following table provides information about our long-term debt instruments that are sensitive to changes in interest rates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk (continued)
September 30, 2018

	Expected Maturity Date
	Year Ending December 31,
Long-Term Debt	2018	2019	2020	2021	2022	Period Thereafter	Net Unamortized Procurement Costs	Total Outstanding	Fair Market Value
	(dollars in thousands)
Fixed:
Fixed-rate debt	$7,513	$124,239	$132,265	$170,940	$208,477	$1,377,611	$(11,366)	$2,009,679	$1,944,667
Weighted average interest rate	4.78%	4.15%	5.18%	4.68%	4.82%	4.06%		4.27%
Convertible senior debt (1)	—	—	32,037	—	—	—	(235)	31,802	34,976
Weighted average interest rate	—%	—%	3.63%	—%	—%	—%		3.63%
Total Fixed-Rate Debt	7,513	124,239	164,302	170,940	208,477	1,377,611	(11,601)	2,041,481	1,979,643
Variable:
Variable-rate debt	90,311	192,855	90,010	24,429	201	23,197	(5,348)	415,655	416,710
Weighted average interest rate (2)	4.74%	4.04%	4.60%	4.65%	4.37%	4.08%		4.35%
Tax-exempt	—	8,500	—	—	—	752,974	(12,799)	748,675	746,966
Weighted average interest rate (2)	—	4.63%	—	—	—	2.47%		2.50%
Revolving credit facility (1)	—	—	—	—	—	—		—	—
Weighted average interest rate (2)	—%	—%	—%	—%	—%	—%		—%
Term loan (1)	—	—	—	335,000	—	—	(1,033)	333,967	333,977
Weighted average interest rate (2)	—%	—%	—%	3.45%	—%	—%		3.45%
Total Variable-Rate Debt	90,311	201,355	90,010	359,429	201	776,171	(19,180)	1,498,297	1,497,653
Total Long-Term Debt	$97,824	$325,594	$254,312	$530,369	$208,678	$2,153,782	$(30,781)	$3,539,778	$3,477,296
Weighted average interest rate	4.74%	4.10%	4.78%	3.91%	4.82%	3.51%		3.82%

(1)	Represents recourse debt.

(2)	Weighted average interest rate is based on current market rates as of September 30, 2018.

Item 4. Controls and Procedures
The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or furnishes under the Securities Exchange Act of 1934 (“Securities Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this quarterly report, an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, was carried out under the supervision and with the participation of the Company’s management, which includes the CEO and CFO. Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2018.
There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
The completion of the pending Merger is subject to certain conditions, including (i) approval by our stockholders; (ii) receipt by the Company of an opinion that we will qualify as a REIT under the Code; and (iii) other closing conditions set forth in the Merger Agreement. While it is currently anticipated that the Merger will be completed in the fourth quarter of 2018, there can be no assurance that such conditions will be satisfied in a timely manner or at all, or that an effect, event, development or change will not transpire that could delay or prevent these conditions from being satisfied.
If the pending Merger is completed, our stockholders will forgo the opportunity to benefit from potential future appreciation in the value of the Company.
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
The pendency of the Merger could adversely affect our business and operations and may result in the departure of key personnel. In connection with the pending Merger, some of our customers may delay or defer decisions or may end their relationships with us, which could negatively affect our revenues, earnings and cash flows, regardless of whether the Merger is completed. In addition, due to operating restrictions in the Merger Agreement, the Company may be unable, during the pendency of the Merger to pursue strategic transactions, undertake significant capital projects, undertake certain significant financing transactions and otherwise pursue other actions, even if such actions would prove beneficial. Similarly, our current and prospective employees may experience uncertainty about their future roles with us following the Merger, which may materially adversely affect our ability to attract and retain key personnel during the pendency of the Merger.
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
Our Board of Directors and executive officers have interests in the pending Merger that are different from, or in addition to, our other stockholders. Some of these interests include:

•
Effective as of five business days prior to, and conditional upon the occurrence of, the completion of the merger, each holder of an outstanding incentive stock option under our 1994 Stock Plan (the “Stock Plan”), whether vested or unvested, will be entitled to exercise such incentive stock option in full by providing us with a notice of exercise and full payment of the applicable exercise price in accordance with the terms of the Stock Plan and applicable related award agreement;

•
At the completion of the Merger, each outstanding option to purchase shares of our Class A common stock under the Stock Plan that is not exercised as described above, whether vested or unvested, will automatically be cancelled and will entitle the holder of such option to receive (without interest) an amount in cash equal to the product of the number of shares subject to such option immediately prior to the completion of the Merger multiplied by the excess, if any, of the Merger Consideration (as defined in the Merger Agreement) over the exercise price per share of such option, less any applicable taxes. Each option with an exercise price per share that is greater than or equal to the Merger Consideration will be cancelled at the completion of the Merger for no consideration;

•
At the completion of the Merger, any vesting conditions applicable to each outstanding restricted stock award under the Stock Plan (each, a “Restricted Share”) will automatically accelerate in full and be cancelled and will entitle the holder of such Restricted Share to receive (without interest and less any applicable taxes) an amount in cash equal to the number of Restricted Shares multiplied by the Merger Consideration;

•
At the completion of the Merger, each outstanding performance-based stock award under the Stock Plan (each, a “Performance Share”), whether vested or unvested, will automatically vest on a prorated basis (as described in the following sentence) and be cancelled, and each such vested Performance Share will entitle the holder thereof to receive (without interest and less any applicable taxes) an amount in cash equal to the total number of shares subject to such Performance Share based on the higher of target performance and the actual level of performance through the completion of the Merger, as reasonably determined in good faith by the Compensation Committee of the Board of Directors, multiplied by the Merger Consideration. The Performance Shares will vest on a prorated basis as follows: one-third of Performance Shares granted in 2018 will vest, two-thirds of Performance Shares granted in 2017 will vest and 100% of Performance Shares granted in 2016 will vest, and in each case, any portion of the award that does not vest will be forfeited without consideration; and

•
At the completion of the Merger, each long-term incentive cash award, whether vested or unvested, will automatically vest on a prorated basis (as described in the following sentence) and be cancelled, and each such vested long-term incentive cash award will entitle the holder thereof to receive (without interest and less any applicable taxes) an amount in cash equal to the higher of target performance and the actual level of performance for such long-term incentive cash award through the completion of the Merger, as reasonably determined in good faith by the Compensation Committee of our Board. The long-term incentive cash awards will vest on a prorated basis as follows: one-third of the long-term incentive cash awards granted in 2018 will vest, two-thirds of the long-term incentive cash awards granted in 2017 will vest and 100% of the long-term incentive cash awards granted in 2016 will vest, and in each case, any portion of the award that does not vest will be forfeited without consideration.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) and (b) – Not applicable.
(c) – Repurchase of equity securities during the quarter.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Amount of Shares that May Yet Be Purchased Under the Plans or Programs
Class A Common Stock
July 1 through July 31, 2018
Common Stock Repurchase Program (1)	—	$—	—	$400,000,000
Employee Transactions (2)	9,595	$23.25	—
August 1 through August 31, 2018
Common Stock Repurchase Program (1)	—	$—	—	$400,000,000
Employee Transactions (2)	147	$25.05	—
September 1 through September 30, 2018
Common Stock Repurchase Program (1)	—	$—	—	$400,000,000
Employee Transactions (2)	19,743	$25.12	—
Total
Share Repurchase Program (1)	—	$—	—	$400,000,000
Employee Transactions (2)	29,485	$24.51	—

(1)
On March 22, 2018, our Board of Directors approved a $400,000,000 share repurchase program. The repurchase program authorizes us to repurchase shares of our Class A common stock on the open market or otherwise in amounts and at such times and prices as the Board of Directors and authorized officers shall determine. The repurchase program has no set expiration date. We had not repurchased any shares under this program through July 30, 2018 and pursuant to the Merger Agreement, we are not permitted to repurchase shares of our Class A common stock prior to the completion of the proposed Merger.

(2)	Class A common stock repurchased to satisfy the minimum tax withholding requirements relating to restricted stock vesting.

Item 6. Exhibits

Exhibit Number		Description of Document

2.1	-
Agreement and Plan of Merger, dated as of July 30, 2018, by and among Forest City Realty Trust, Inc., Antlia Holdings, LLC and Antlia Merger Sub Inc., incorporated by reference to Exhibit 2.1 to Forest City Realty Trust, Inc.’s Form 8-K filed on July, 31, 2018 (File No. 1-37671).#

+10.1	-	Form of Change of Control Agreement, as amended and restated, incorporated by reference to Exhibit 10.1 to Forest City Realty Trust, Inc.’s Form 8-K filed on July 31, 2018 (File No. 1-37671).

+10.2	-
Employment Agreement, by and between David J. LaRue and Forest City Employer, LLC, effective as of January 1, 2016, as amended and restated, incorporated by reference to Exhibit 10.2 to Forest City Realty Trust, Inc.’s Form 8-K filed on July 31, 2018 (File No. 1-37671).

+10.3	-
Employment Agreement, by and between Robert G. O’Brien and Forest City Employer, LLC, effective as of January 1, 2016, as amended and restated, incorporated by reference to Exhibit 10.3 to Forest City Realty Trust, Inc.’s Form 8-K filed on July 31, 2018 (File No. 1-37671).

+10.4	-	Forest City Employer, LLC Severance Plan, as amended and restated, incorporated by reference to Exhibit 10.4 to Forest City Realty Trust, Inc.’s Form 8-K filed on July 31, 2018 (File No. 1-37671).

*31.1	-	Principal Executive Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	-	Principal Financial Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**32.1	-	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101	-
The following financial information from Forest City Realty Trust, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited); (ii) Consolidated Statements of Operations (unaudited); (iii) Consolidated Statements of Comprehensive Income (unaudited); (iv) Consolidated Statements of Equity (unaudited); (v) Consolidated Statements of Cash Flows (unaudited); and (vi) Notes to Consolidated Financial Statements (unaudited).

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

FOREST CITY REALTY TRUST, INC. (Registrant)

Date:	October 30, 2018	/s/ ROBERT G. O’BRIEN
Name: Robert G. O’Brien
Title: Executive Vice President and Chief Financial Officer

Date:	October 30, 2018	/s/ CHARLES D. OBERT
Name: Charles D. Obert
Title: Executive Vice President, Chief Accounting Officer and Corporate Controller